Form 10QSB
period 2007-09-30
NGA Holdco, LLC
filed 2007-11-14
CIK 1405621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY, REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT’

For the transition period from                      to

Commission file number 0-52734

NGA HOLDCO, LLC

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	20-8349236
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

22 Waterway Avenue, Suite 150, The Woodlands, TX 77380

(Address of Principal Executive Offices)

713-559-7400

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐    No  ☒

Transitional Small Business Disclosure Format (check one).    Yes  ☐    No  ☒

FORWARD LOOKING STATEMENTS MAY PROVE INACCURATE

Certain statements in this report contain or may contain information that is forward-looking. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including but not limited to the following: the inability of regulated entities and certain managers, officers, key employees and other affiliates of the Company to obtain gaming licenses or permits in jurisdictions where the current or planned business of the Company or an entity in which the Company invests requires such licenses or permits; the limitation, conditioning, revocation or suspension of any such gaming licenses or permits; a finding of unsuitability or denial of licenses or permits by regulatory authorities with respect to any manager, officer, or key employee required to be found suitable; loss or retirement of managers, officers or key employees; increased competition in existing markets or the opening of new gaming jurisdictions (including on Native American lands); the inability to maintain and improve existing gaming facilities; the inability to consummate the planned acquisition of a gaming opportunity; the costs and delays associated with constructing and opening new gaming facilities; the inability to retain key leases; a decline in the public acceptance or popularity of gaming; increases in or new taxes or fees imposed on gaming revenues or gaming devices; significant increases in fuel or transportation prices; adverse economic conditions; and severe or unusual weather in key markets. In addition, any financings consummated by Eldorado Resorts, LLC (“Resorts”), the entity in which the Company intends to make an equity investment, or its subsidiaries may substantially increase the leverage and other fixed charge obligations of those entities. The level of indebtedness and other fixed charge obligations of Resorts and its subsidiaries could have important consequences, including but not limited to the following: (1) a substantial portion of Resorts’ and its subsidiaries’ cash flow from operations could be dedicated to debt service and other fixed charge obligations and thus not be available for other purposes; (2) Resorts’ and its subsidiaries’ ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited; and (3) Resorts’ and its subsidiaries’ level of indebtedness could limit their flexibility in reacting to changes in the gaming industry, their respective jurisdictions and economic conditions generally. Readers should carefully review this report in its entirety, including but not limited to the Company’s financial statements and the notes thereto. This report should also be read in conjunction with the Company’s registration statement on Form 10-SB.

NGA HOLDCO, LLC

INDEX

		Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	1

	Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2007 and the Period from August 1, 2006 (inception) to September 30, 2006	2

	Unaudited Condensed Consolidated Statements of Partners’ Equity for the Nine Months Ended September 30, 2007	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and the Period from August 1, 2006 (inception) to September 30, 2006	4

	Notes to unaudited consolidated condensed financial statements.	5

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations.	13

ITEM 3A(T).	Controls and Procedures.	14

PART II. OTHER INFORMATION

ITEM 6.	Exhibits.	15

SIGNATURES		16

PART I - FINANCIAL STATEMENTS

Item 1.     Financial Statements.

NGA HOLDCO LLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
Assets:
Accrued interest receivable	$634,089	$1,585,224
Subscription receivable	3,806	3,806
Investments in marketable securities:
Bonds	38,045,363	36,190,652
Preferred shares	269,500	132,000

Total current assets	38,952,758	37,911,682

Due from related party	3,804,536	—

Total Assets	$42,757,294	$37,911,682

Liabilities:
Accounts payable and accrued liabilities	$1,049,996	$151,597
Members’ Equity:
Subscribed Class A Units (1 Unit issued and outstanding)	3,806	3,806
Class B Units (9,999 Units issued and outstanding)	36,322,652	36,322,652
Cumulative retained earnings	5,380,840	1,433,627

Total Members’ equity	41,707,298	37,760,085

Total Liabilities and Members’ Equity	$42,757,294	$37,911,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO LLC

UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

	Three months ended September 30, 2007	Period from August 1 (inception) to September 30, 2006	Nine months ended September 30, 2007	Period from August 1 (inception) to September 30, 2006
Revenue:
Unrealized gain on marketable securities	$1,849,541	$—	$1,992,211	$—
Interest Income	951,133	634,089	2,853,401	634,089

Total Revenue	2,800,674	634,089	4,845,612	634,089
Expenses:
Legal, licensing and other expenses	290,626	—	898,399	—

Net income	$2,510,048	$634,089	$3,947,213	$634,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

	Subscribed Class A Units	Class B Units	Cumulative Retained Earnings	Total Members’ Equity
December 31, 2006	3,806	36,322,652	1,433,627	37,760,085
Net Income	—	—	3,947,213	3,947,213

September 30, 2007	$3,806	$36,322,652	$5,380,840	$41,707,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2007	Period from August 1 (inception) to December 31, 2006
Operating activities
Net income	$3,947,213	$1,433,627
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Unrealized gain on marketable securities	(1,992,211)	—
(Increase) in Due from related parties	—	—
(Increase) in accrued interest receivable	(2,853,401)	(1,585,224)
Increase in accounts payable and accrued liabilities	898,399	151,597

Net cash (used in) provided by operating activities	$—	$—

Net cash (used in) provided by investing activities	$—	$—

Net cash (used in) provided by financing activities	$—	$—

Net increase (decrease) in cash	$—	$—

Cash at beginning of period	$—	$—
Cash at end of period	$—	$—
Non cash transactions:
Collection of interest by Newport on behalf of Company; reflected as in increase in related party receivable	$3,804,536	—
Contribution by related party of investment in Eldorado Shreveport, comprised of bonds and preferred securities	$—	$36,322,652
Subscription receivable for Class A Member Unit	$—	$3,806

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HoldCo, LLC

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2007 and December 31, 2006

1.	Organization

NGA HoldCo, LLC, a Nevada limited liability company (the “Company”), was formed on January 8, 2007 at the direction of Newport Global Opportunities Fund LP (“Newport”), a Delaware limited partnership, for the purpose of holding equity, either directly or indirectly through affiliates, in one or more entities related to the gaming industry. The consolidated financial statements represent the financial position and results of operations of the Company and its two totally owned subsidiaries: NGA Blocker, LLC (“Blocker”) and NGA Acquisition Co. LLC (“Acquisition Co”).

The consolidated financial statements presented reflect the activity of the Company’s only asset, the investments associated with Eldorado Shreveport, which consist principally of bonds and preferred securities (referred to as the Eldorado Shreveport Investments), since the date these investments were first acquired by Newport in August 2006. In May, 2007, Newport contributed 100% of the bonds held by Newport since August 2006 and 11% of the preferred securities held since August 2006 to the Company. These Eldorado Shreveport Investments were transferred to the Company at carrying cost which approximated fair value. The related statements of operations reflect the interest earned and unrealized gains on these investments recognized by Newport from the Eldorado Shreveport Investments since August 2006. Additionally, certain direct expenses incurred by Newport related to the Eldorado Shreveport Investments, are reflected within the consolidated income statements. Other administrative expenses incurred by Newport, such as compensation, have not been allocated to the Company, due to immateriality.

Aside from the interest earned on the Eldorado Shreveport Investments, the Company has had no revenue generating business since inception. Its current business plan consists primarily of its pending acquisition of a 17.0359% equity interest in Eldorado Resorts, LLC, a Nevada limited liability company (“Resorts”). Resorts owns and operates the Eldorado Hotel and Casino (the “Eldorado-Reno”) located in Reno, Nevada. Through two wholly owned subsidiaries, Resorts also owns a 76.4% interest in, and operates pursuant to a management agreement, the Eldorado Shreveport Hotel and Casino in Shreveport, Louisiana (the “Eldorado-Shreveport”). Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company 96.1858% owned by Resorts, is a 50% joint venture partner in a general partnership that owns and operates the Silver Legacy Resort Casino (“Silver Legacy”), a hotel and casino property adjacent to Eldorado-Reno. Resorts also owns a 21.25% interest in Tamarack Junction, a small casino in South Reno.

The Company’s one issued and outstanding Class A Unit, representing all of its voting equity, is held by NGA VoteCo, LLC, a Nevada limited liability company (“VoteCo”). All of the Company’s issued and outstanding Class B Units, representing all of its non-voting equity, are held by NGA No VoteCo, LLC, a Nevada limited liability company (“InvestCo”). VoteCo is owned by Thomas R. Reeg, Timothy T. Janszen and Ryan Langdon, each of whom owns a 30% interest, and Roger A. May, who owns a 10% interest. Messrs. Reeg, Janszen, Langdon and May collectively are referred to as the “VoteCo Equityholders”. InvestCo is owned by Newport, a Delaware limited partnership formed primarily for the purpose of seeking long-term capital appreciation and current income by acquiring, holding and disposing of investments made in distressed debt securities and equities. Newport holds all of InvestCo’s issued and outstanding voting securities. At present, the Company has no plans to issue any additional Class A Units or Class B Units.

The VoteCo Equityholders, through VoteCo, control all matters of the Company that are subject to the vote of members, including the appointment and removal of managers. Messrs. Reeg, Janszen, Langdon and May are the Company’s managers and Mr. Reeg is also the Company’s operating manager. The Class B Units issued to InvestCo allow it and its investors to invest in the Company without having any voting power or power to control the operations or affairs of the Company, except as otherwise required by law. If InvestCo and its investors had any of the power to control the operations or affairs of the Company afforded to the holders of the Class A Units, they and their respective constituent equityholders would generally be required, in connection with the Company’s investment in Resorts, to be licensed or found suitable under the gaming laws and regulations of the States of Nevada and Louisiana as well as various local regulations in those states.

VoteCo, InvestCo, the Company and each of the Company’s wholly owned subsidiaries are managed by Thomas R. Reeg, the operating manager of each entity. NGA Blocker, LLC, a Nevada limited liability company (“Blocker”), is a holding company that has elected to be taxed as a corporation. Because Blocker is a separately taxed, non-flow through entity, Blocker will be taxed on its share of the income relating to the Company’s investment in Resorts rather than the Company’s investors.

The Company’s pending acquisition of a 17.0359% interest in Resorts is pursuant to the terms and conditions of the Purchase Agreement, dated July 20, 2007 (the “Purchase Agreement”). The parties to the Purchase Agreement are Resorts, AcquisitionCo, which is the subsidiary through which the Company will acquire its interest in Resorts, and Donald L. Carano (“Carano”), the presiding member of Resorts’ Board of Managers and the Chief Executive Officer of Resorts from whom a portion of the 17.0359% interest will be acquired. Upon completion of the transaction, the Company will own indirectly through its subsidiaries 17.0359% of Resorts and Carano or members of his family will own directly or indirectly approximately 51% of Resorts and Carano will continue in his current roles in the management of Resorts.

The closing of the Resorts transaction will occur upon the satisfaction or waiver of certain conditions to the obligations of the parties under the Purchase Agreement. Necessary gaming licenses were obtained during the months of September and October from Nevada and Louisiana, respectively. The Company expects the closing to occur by December 31, 2007.

At closing, the Company, through its subsidiaries, will acquire a 17.0359% equity interest in Resorts, including a 14.47% new membership interest to be acquired directly from Resorts and a currently outstanding 3% membership interest (that, as a result of the issuance of the new membership interest, will be reduced to a 2.5659% interest) to be acquired from Carano. Subject to the closing adjustment described below, in consideration for its equity interest, AcquisitionCo will

•

transfer to Resorts, free and clear of any liens, ownership of $31,133,250 original principal amount of First Mortgage Bonds due 2012 co-issued by Eldorado Shreveport Joint Venture, a Louisiana general partnership that owns Eldorado-Shreveport (the “Louisiana Partnership”), and Shreveport Capital Corporation, a wholly owned subsidiary of the Louisiana Partnership (the “Shreveport Bonds”) together with the right to all interest paid with respect thereto after the closing date, and

•

transfer to Carano, free and clear of any liens, $6,912,113 original principal amount of Shreveport Bonds together with the right to all interest paid with respect thereto after the closing date and a preferred stock equity interest representing a capital contribution amount of $286,889 issued by Shreveport Gaming Holdings, Inc., a limited partner of the Louisiana Partnership that is not affiliated with Resorts or the Company.

At closing, Resorts and Carano are obligated to pay AcquisitionCo in cash the respective amounts, if any, of interest on the respective amounts of Shreveport Bonds to be received by them at closing that is accrued and unpaid through the date of closing. At their respective elections, Resorts and Carano each may, in lieu of the cash amount otherwise payable to AcquisitionCo, elect to reduce the amount of Shreveport Bonds otherwise deliverable by AcquisitionCo by an original principal amount that, when added to the accrued and unpaid interest through the date of closing on the Shreveport Bonds not being delivered equals the cash amount otherwise payable to AcquisitionCo.

Under the terms of the Purchase Agreement, Resorts is entitled, prior to or immediately following the Company’s acquisition of its interest in Resorts, to make a distribution to the members of Resorts other than AcquisitionCo of up to $10 million. On July 25, 2007 Resorts made the $10 million distribution to its members which was funded through borrowings under Resorts’ existing credit facility as permitted by the Purchase Agreement.

2.	Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Blocker, and AcquisitionCo. All significant intercompany transactions have been eliminated in consolidation.

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company as of September 30, 2007, and the results of its operations for the three and nine months ended September 30, 2007 and the period from August 1, 2006 (inception) to September 30, 2006, and its cash flows for the nine month period ended September 30, 2007 and the period from August 1, 2006 (inception) to September 30, 2006. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Amendment No. 2 to the Company’s registration statement on Form 10-SB filed with the Securities and Exchange Commission on October 19, 2007.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid instruments purchased with an original maturity of three months or less at the time of purchase. Cash equivalents are stated at cost plus accrued interest, which approximates fair value. At September 30, 2007 and December 31, 2006, the Company does not have any cash or cash equivalents.

Subscription Receivable

At September 30, 2007 and December 31, 2006, $3,806 is owed to the Company representing the subscription receivable for 1 unit of Class A members’ equity. The Company received payment of this receivable subsequent to quarter end.

Investment Valuation

The Company classifies its investments in the Eldorado Shreveport Investments as trading as defined in Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and reports them at fair value. The preferred shares are not traded in a formal exchange and are therefore considered over the counter securities, and as such, these securities are traded by broker dealers who negotiate directly with one another. The fair value of the bonds is determined by an independent third party. Any unrealized gains or losses are included in the consolidated income statements.

Fair Value of Financial Instruments

The fair value of receivables, investments and accounts payable approximate their carrying value due to the immediate or short-term maturity of these financial instruments.

Management’s Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Income Taxes

As a limited liability company, the Company is treated as a partnership under applicable federal tax rules. Accordingly, its income, losses and other tax attributes pass through to its owners (the members). For state income tax purposes, limited liability companies are also generally treated as partnerships with the respective tax attributes passed through to its owners (the members).

The Company’s two wholly owned subsidiaries are also limited liability companies, although Blocker has elected to be taxed as a corporation. At December 31, 2006 and September 30, 2007, all of the assets of the Company were held by NGA HoldCo, LLC and not by Blocker or AcquisitionCo. Accordingly, none of the Company’s earnings for the periods August 1, 2006 (inception) to December 31, 2006 or from January 1, 2007 to September 30, 2007 are subject to income tax at the Blocker entity level and, therefore, there is no liability for federal income taxes recorded on the Company’s statements of operations for those periods.

Following AcquisitionCo’s acquisition of its interest in Resorts, Blocker’s share of Resorts’ income for federal income tax purposes will be the same as AcquisitionCo’s share, or 17.0359%, as a result of Blocker’s 100% ownership of AcquisitionCo and AcquisitionCo’s being a flow-through entity for federal income tax purposes. Other than this interest in Resorts’ income (and any income AcquisitionCo or Blocker may generate itself), Blocker will not have any interest in the income related to the Company’s business.

3. Membership Units and Related Rights

The Company’s Operating Agreement has created two classes of membership units, the Class A Units and the Class B Units. VoteCo holds one Class A Unit of the Company, representing the Company’s only outstanding voting equity. InvestCo holds 9,999 Class B Units of the Company, representing all of the Company’s outstanding non-voting equity. With the exception of voting rights, the rights of a Class A Unit and a Class B Unit are identical.

Each of the Company’s membership units, both Class A and Class B, represents a percentage interest in the Company equal to the quotient determined by dividing one by the aggregate number of units, both Class A and Class B, held by all members as of the date of the determination. The economic rights, risks and rewards are all shared by the members ratably according to their respective percentage interests. Based on the respective numbers of units held by the members, the percentage interest of InvestCo, as the holder of all of the Class B Units, is 99.99% and the percentage interest of VoteCo, as the holder of the one outstanding Class A Unit, is 0.01%.

Management

The Company is managed by a board of managers which has four members who are Thomas R. Reeg (who is also the Company’s Operating Manager), Timothy T. Janszen, Ryan Langdon and Roger May. Each of the Company’s managers may be removed from the Company’s board of managers at any time, with or without cause, by VoteCo as the holder of all of the Company’s voting equity. A majority of the Company’s managers may remove the Operating Manager from the position of Operating Manager (but not from the position of manager). The approval of a majority of the Company’s managers is required to elect a new Operating Manager, who must be selected from among the members of the Company’s board of managers.

Neither the Company’s board of managers nor the Operating Manager may take, or cause the Company to take, the following actions without the approval of VoteCo as the holder of the Company’s voting equity:

•	any material change in the business purpose of the Company or the nature of the business,

•	any action that would render it impossible to carry on the ordinary business of the Company,

•	any removal or appointment of any Company manager,

•	allow any voluntary withdrawal of any member from the Company,

•	any assignment for the benefit of creditors, any voluntary bankruptcy of the Company, or any transaction to dissolve, wind up or liquidate the Company, or

•

any transaction between the Company and any member or manager of the Company, or any affiliate or direct family member of any member or manager of the Company, that is not made on an arm’s-length basis.

Generally, in all other respects, VoteCo has no power or authority to participate in the management of the Company or to bind or act on behalf of the Company in any way or to render it liable for any purpose. Except as otherwise expressly required by applicable law, InvestCo, as holder of Class B Units, has neither any right to vote on any matters to be voted on by the members of the Company, nor any power or authority to participate in the management of the Company or bind or act on behalf of the Company in any way or render it liable for any purpose.

Subject to the limitations and restrictions set forth in the Company’s operating agreement, the Operating Manager may exercise the following specific rights and powers without any further consent of the Company’s other managers:

•	acquire by purchase, lease, or otherwise any personal property which may be necessary, convenient, or incidental to the accomplishment of the purposes of the Company;

•	execute any and all agreements, contracts, documents, certifications, and instruments necessary or convenient in connection with the management of the affairs of the Company;

•	borrow money and issue evidences of indebtedness necessary, convenient, or incidental to the accomplishment of the purposes of the Company;

•	care for and distribute funds to the Company’s members by way of cash, income, return of capital, or otherwise, all in accordance with the provisions of the Company’s operating agreement;

•	contract on behalf of the Company for the employment and services of employees and/or independent contractors, such as lawyers and accountants to provide services for the Company;

•

ask for, collect, and receive any rents, issues, and profits or income from any property owned by the Company, and disburse Company funds for Company purposes to those persons entitled to receive the same;

•

purchase from or through others, contracts of liability, casualty, or other insurance for the protection of the properties or affairs of the Company or the Company’s members, or for any purpose convenient or beneficial to the Company;

•

pay all taxes, licenses, or assessments of whatever kind or nature imposed upon or against the Company and for such purposes to make such returns and do all other such acts or things as may be deemed necessary and advisable by the Company’s board of managers;

•

establish, maintain, and supervise the deposit of any monies or securities of the Company with federally insured banking institutions or other institutions as may be selected by the Operating Manager, in accounts in the name of the Company with such institutions;

•

institute, prosecute, defend, settle, compromise, and dismiss lawsuits or other judicial or administrative proceedings brought on or in behalf of, or against, the Company or the Company’s members in connection with activities arising out of, connected with, or incidental to this Agreement, and to engage counsel or others in connection therewith; and

•

perform all ministerial acts and duties relating to the payment of all indebtedness, taxes, and assessments due or to become due with regard to the Company’s assets, and to give and receive notices, reports, and other communications arising out of or in connection with the ownership, indebtedness, or maintenance of the Company’s assets.

Neither the Operating Manager nor any other manager has the authority to do any of the following acts on behalf of the Company without the approval of a majority of the Company’s managers:

•	acquire, by purchase, lease, or otherwise, any real property on behalf of the Company;

•

give or grant any options, rights of first refusal, deeds of trust, mortgages, pledges, ground leases, security interests, or otherwise encumbering any stock, interest in a business entity, promissory note issued to the Company, or any other asset owned by the Company;

•	sell, convey, or refinance any interest, direct or indirect, that may be acquired by the Company in Resorts;

•

cause or permit the Company to extend credit to or make any loans or become a surety, guarantor, endorser, or accommodation endorser for any person or enter into any contracts with respect to the operation or management of the business of the Company;

•	release, compromise, assign, or transfer any claims, rights, or benefits of the Company;

•	confess a judgment against the Company or submit a Company claim to arbitration;

•	file any petition for bankruptcy of the Company;

•	distribute any cash or property of the Company, other than as provided in the Company’s operating agreement;

•	admit a new member to the Company; or

•	do any act in contravention of in the Company’s operating agreement or which would make it impossible or unreasonably burdensome to carry on the business of the Company.

Notwithstanding the foregoing provisions, the Operating Manager has the authority under the Company’s operating agreement to take such actions as he, in his reasonable judgment, deems necessary for the protection and preservation of Company assets if, under the circumstances, in the good faith estimation of the Operating Manager, there is insufficient time to allow the Operating Manager to obtain the approval of the Company’s board of managers to the action and any delay would materially increase the risk to preservation of the Company’s assets.

Distributions

Subject to all applicable gaming approvals, distributions by the Company will be to its members at such times and in such amounts as approved by the Operating Manager in good faith in accordance with the provisions of the Company’s operating agreement and, if and when made, will be distributed by the Company to its members in proportion to their respective percentage interests in the Company.

Restrictions on Transfer

Unless approved in advance by the Operating Manager and, on or after the date of the closing of the Resorts transaction, by the applicable gaming authorities, no member of the Company may transfer all or any portion of its membership units. In addition, transfers or issuances of any membership units to any person who, on or after the date of the closing of the Resorts transaction, was required to be, and has not been, found suitable to be licensed or to hold such membership units by the applicable gaming authorities, are prohibited and will be null and void and of no force or effect as of the inception of the attempted transfer or issuance.

Furthermore, as of the date the Company receives notice from any applicable gaming authority that a member of the Company or a transferee of any membership interest in the Company (1) is required to be licensed but is unsuitable to be licensed or (2) is unsuitable to hold a membership interest in the Company, then the unsuitable member or transferee may not, for so long as the unsuitability determination remains in force and effect,

•	receive any share of any cash distribution, or any other property or payments upon the dissolution of the Company,

•	exercise directly or through a trustee or nominee any voting rights conferred by any membership interest in the Company,

•	participate in the management of the business or affairs of the Company, or

•	receive any remuneration in any form from the Company for services rendered or otherwise.

Limited Liability and Indemnification

No member of the Company has any liability for the obligations of the Company, except to the extent required by law. To the maximum extent authorized by law, the Company indemnifies any member, as well as any Company manager, employee, agent or representative of the Company from any loss, damage, claim or liability incurred by him, her or it as a result of any act or failure to act (other than as a result of fraud, gross negligence or willful misconduct) performed or not performed by such person as a member, Company manager, employee, agent or representative of the Company, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred.

Under Nevada law, the Company may, in connection with any action or proceeding, indemnify any Company member, manager, employee or agent of the Company against expenses and amounts paid in settlement thereof, if the person acted in good faith and in a manner which he reasonably believed to be in, or not opposed to, the best interests of the Company and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. With respect to derivative suits, indemnification may not be made to a person who has been adjudged by a court of competent jurisdiction to be liable to the Company or for amounts paid, unless it is determined by the court that the person is fairly and reasonably entitled to indemnity for the expenses.

Under the Nevada LLC Act, the Company shall indemnify a Company member, manager, employee or agent of the Company against expenses to the extent that the person has been successful on the merits or otherwise in defense of any of the actions, suits or proceedings described above. Also, the Company may purchase and maintain insurance on behalf of a current or prior Company manager, member, employee or agent of the Company for any liability asserted against such person and liability and expenses incurred by him in such capacity.

Member and Company Manager Compensation

No member or manager of the Company is entitled to receive any compensation from the Company for any services rendered to or on behalf of the Company, or otherwise, in his, her or its capacity as a member or manager of the Company. A manager of the Company is entitled to reimbursement from the first available funds of the Company for direct out-of-pocket costs and expenses incurred by the manager on behalf of the Company that directly relate to the business and affairs of the Company.

Dissolution and Termination

The Company will be dissolved upon the happening of any of the following events:

•	upon the sale or other disposition of all or substantially all of the Company’s assets and receipt of all consideration therefor,

•	upon a judicial determination that an event has occurred that makes it unlawful, impossible or impracticable for the Company to carry on the business, or

•	upon the determination of VoteCo as the holder of Class A Units that the Company be dissolved.

Following such an event or the determination by a court of competent jurisdiction that the Company has dissolved prior to the occurrence of such an event, the property of the Company, or the proceeds from the sale thereof, will be applied and distributed first to the payment and discharge of all of the Company’s debts and other liabilities to creditors (including members that are creditors), second to establishing any reserves that the managers of the Company determine, in their sole and absolute discretion, are necessary for any contingent, conditional or unmatured liabilities or obligations of the Company, and third to the members of the Company in proportion to their respective percentage interests in the Company.

4.	Marketable Securities

The Eldorado Shreveport Investments consist of:

	September 30, 2007	December 31, 2006
Shreveport bonds, due 2012, bearing interest at a rate of 10%, interest payable semiannually in February and August	$38,045,363	$36,190,652
Preferred Securities of Shreveport Gaming Holdings, Inc. (11,000 shares)	269,500	132,000

	$38,314,863	$36,322,652

The bonds and the preferred securities were acquired by Newport through a series of purchases beginning on August 4, 2006.

While these investments were held by Newport and subsequently the Company, the management of Newport periodically reviewed the underlying value of these investments to determine if any impairment indicators existed. Management relies on the underlying financial statements and comparable value multiples in performing their impairment review. Since the initial acquisition of the bonds and preferred securities that comprise the Eldorado Shreveport Investments, Newport has not recorded any impairment charges or declines in market values, have been identified.

An independent third party has indicated that the fair market value of the Shreveport bonds is approximately $38,425,800 at September 30, 2007. Due to the fact the Company is committed to exchange the par value of the Shreveport bonds ($38,045,363) to Resorts in exchange for a 17.0359% equity interest in Resorts, and this is expected to occur prior to Dec. 31, 2007, management elected not to value to Shreveport bonds in excess of par at September 30, 2007.

A rollforward of the Eldorado Shreveport Investments since inception follows:

Initial acquisition price of Shreveport bonds and preferred securities	$36,322,652
Unrealized gain on marketable securities	—

Fair value of Shreveport bonds and preferred securities at December 31, 2006	$36,322,652
Unrealized gain on marketable securities	1,992,211

Fair value of Shreveport bonds and preferred securities at September 30, 2007 recorded on Newport’s financial statements	$38,314,863

For purposes of the Company’s consolidated financial statements, the Company’s contributed equity consisted of the value of the bonds and preferred securities as of the initial acquisition date of August 4, 2006.

The accrued interest receivable at September 30, 2007 and December 31, 2006 represents the interest earned but not yet received on the Eldorado Shreveport Investments. In February 2007 and August 2007, Newport received identical interest payments of $1,902,268, totaling $3,804,536, which is reflected in related party receivable in the consolidated balance sheet at September 30, 2007. There is no formal agreement between Newport and the Company regarding the settlement of this receivable.

5.	Related Parties

InvestCo and VoteCo own 99.999% and .001% of the Company, respectively. InvestCo is solely owned by Newport. In May, 2007, Newport contributed 100% of the bonds held by Newport since August 2006 and 11% of the preferred securities held since August 2006 that comprise the Eldorado Shreveport Investments. These Eldorado Shreveport Investments were transferred at carrying cost which approximated fair value. The related statements of operations reflect the interest earned and unrealized gains on these investments recognized by Newport from the Eldorado Shreveport Investments since August 2006 up through the date the investments were contributed to the Company. Additionally, certain direct expenses incurred by Newport related to the Eldorado Shreveport Investments are reflected within the consolidated income statements. Other administrative expenses, such as compensation, have not been allocated to the Company, due to immateriality. VoteCo is responsible for the operations of the Company and is solely owned by the managers of Newport.

At September 30, 2007 the Company is owed $3.8 million of accrued interest from Newport representing the interest earned on the Eldorado Shreveport Investments. The two identical interest payments were received by Newport in February 2007 and August 2007. There is no formal agreement outlining the settlement of this receivable between Newport and the Company. Accordingly, this receivable is reflected as a non current asset at September 30, 2007.

6.	Concentrations

The Company expects to be economically dependent upon relatively few investments in the gaming industry. The United States is involved in a war against terrorism that is likely to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the gaming industry generally, specific gaming jurisdictions, and the Company’s operations cannot be predicted at this time, but may be substantial.

7.	Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 prohibits the use of block discounts for large holdings of financial instruments that trade in an active market. The requirements of FAS 157 are to be applied prospectively, except for changes in fair value measurements that result from the initial application of FAS 157 to block discounts which are recorded as an adjustment to beginning partners’ capital in the year of adoption. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of September 30, 2007, the Company is currently evaluating the impact of FAS 157.

ITEM 2.	Management’s Discussion and Analysis or Plan of Operation.

Overview

The following management discussion and analysis relates to the Company financial statements and notes thereto included in Part I, Item 1 of this report.

The Company and its subsidiaries were formed as legal entities in January 2007 for the primary purpose of holding equity, directly or indirectly through affiliates, in one or more entities related to the gaming industry, and to exercise the rights, and manage the distributions received, in connection with those holdings and has incurred costs (primarily professional fees) in connection with the Purchase Agreement our affiliate, AcquisitionCo, has entered into to acquire a 17.0359% interest in Resorts (see note 1 of the notes to the Company’s unaudited condensed consolidated financial statements included in this report), including applications by the Company and certain of its subsidiaries and beneficial owners for licensure with gaming regulatory authorities in Nevada and Louisiana.

The financial statements presented reflect the activity of the Company’s only asset, the investments associated with Eldorado Shreveport, which consist principally of bonds and preferred securities (which we refer to as the “Eldorado Shreveport Investments”), since the date the investments were first acquired by Newport Global in August 2006. The related statements of operations reflect the interest earned by Newport Global associated with the Eldorado Shreveport Investments since August 2006 and any other direct expenses associated with the proposed transaction with Resorts.

The Company has had no revenue generating business since inception and its current business plan consists primarily of its pending acquisition of a 17.0359% equity interest in Resorts. Its only operations have consisted of interest income earned on the Eldorado Shreveport Investments and nominal administrative expenses.

Liquidity and Capital Resources

During the period from inception (August 1, 2006) through September 30, 2007, the Company incurred costs associated with the Resorts Purchase Agreement totaling approximately $0.2 million. These costs were paid for by Member contributions. During the three months ending December 31, 2007, the Company expects to incur additional costs of approximately $0.2 million associated with the Resorts Purchase Agreement. These costs will be financed by Member contributions.

In order to consummate the closing of the Resorts transaction, the Company was required to obtain the requisite approvals from the applicable gaming authorities in Nevada and Louisiana. During the period from inception (August 1, 2006) through September 30, 2007, the Company incurred costs associated with obtaining gaming and related licenses in Nevada and Louisiana totaling $0.6 million and $0.1 million, respectively. During the three months ending December 31, 2007, the Company expects to incur additional costs of obtaining licenses in Nevada and Louisiana. These costs will also be financed by Member contributions.

Critical Accounting Estimates and Policies

Although the Company’s consolidated financial statements necessarily make use of certain accounting estimates by management, at this time, the Company’s management believes no matters are the subject of such estimates that are so highly uncertain or susceptible to change as to present a significant risk of a material impact on its financial condition or results of operations. Moreover, the Company does not now employ any critical accounting policies that are selected from among available alternatives or require the exercise of significant management judgment to apply.

Item 3A(T).     Controls and Procedures.

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

There have been no changes in our controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits.

The following exhibits are filed or furnished with this report:

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2007	NGA HOLDCO, LLC

	By:	/s/ Thomas R. Reeg
Thomas R. Reeg Operating Manager (Principal Executive Officer)

Date: November 14, 2007	By:	/s/ Roger A. May
Roger A. May Manager (Principal Financial Officer)