Form 10KSB
period 2007-12-31
NGA Holdco, LLC
filed 2008-04-15
CIK 1405621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT’

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

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Class A Units

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year. $5,527,931

Aggregate market value of the voting and non-voting equity held by non-affiliates as of March 30, 2008: $0

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

Part I

ITEM 1.	DESCRIPTION OF BUSINESS.

THE COMPANY

Overview of the Company

NGA HoldCo, LLC, a Nevada limited liability company (the “Company”), was formed on January 8, 2007 by the filing of its articles of organization with the office of the Secretary of State of the State of Nevada. The Company was formed at the direction of Newport Global Opportunities Fund LP, a Delaware limited partnership (the “Newport Fund”), and an affiliate of Newport Global Advisors LP, a Delaware limited partnership (“Newport”). The Company was formed for the primary purpose of holding equity, directly or indirectly through affiliates, in one or more entities related to the gaming industry. The Company has two wholly owned subsidiaries, NGA Blocker, LLC, a Nevada limited liability company (“Blocker”), and AcquisitionCo, LLC, a Nevada limited liability company (“AcquisitionCo”), each of which was formed on January 8, 2007.

The Company has had no revenue generating business since inception. Its current business plan consists of its acquisition, through a wholly owned subsidiary, of a 17.0359% equity interest in Eldorado Resorts, LLC, a Nevada limited liability company (“Resorts”), which occurred on December 14, 2007. The 17.0359% interest acquired includes the following:

•	a new 14.47% interest that was acquired directly from Resorts, and

•

a previously outstanding 3% interest (that, as a result of the issuance of the new 14.47% interest, was reduced to a 2.5659% interest) that was acquired from Donald L. Carano (“Carano”), the presiding member of Resorts’ Board of Managers and the Chief Executive Officer of Resorts.

Upon completion of the transaction, the other 82.9641% interest continued to be owned by the members of Resorts owning the interest prior to the completion of the transaction, including Carano or member of his family who continue to own directly or indirectly approximately 51% of Resorts. For additional information concerning the ownership of the 82.9641% interest, see the footnote to the diagram on page 5.

Resorts was formed in 1996 and became the successor to a predecessor partnership that constructed the original Eldorado Hotel and Casino in Reno, Nevada (as subsequently expanded, the “Eldorado-Reno”) which opened for business in 1973. Resorts owns and operates the Eldorado-Reno. Through two wholly owned subsidiaries, Resorts also owns a 76.4% interest in, and operates pursuant to a management agreement, the Eldorado Shreveport Hotel and Casino in Shreveport, Louisiana (the “Eldorado-Shreveport”). Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company 96.1858% owned by Resorts, is a 50% joint venture partner in a general partnership that owns and operates the Silver Legacy Resort Casino (“Silver Legacy”), a hotel and casino property adjacent to Eldorado-Reno. Resorts also owns a 21.25% interest in Tamarack Junction, a small casino in south Reno. For the year ended December 31, 2007, Resorts had net revenue of $285.1 and net income of $4.3 compared with net revenue of $281.1 million and net income of $7 million for the year ended December 31, 2006.

Other than its equity interest in Resorts and any indirect interest it may subsequently hold in another entity by virtue of its equity interest in Resorts, the Company has no current plans to acquire, directly or indirectly through affiliates, an equity interest in another entity.

Formed in 2005, Newport is a Texas-based investment management firm with approximately $600 million in assets committed to pursuing alternative fixed income strategies. The firm concentrates primarily on the stressed and distressed opportunities within the high yield debt and bank loan markets but may also include the acquisition and disposition of other types of corporate securities and claims. Newport has 12 employees, with its primary office in The Woodlands, TX. Newport’s principals include Timothy T. Janszen, CEO, Thomas R. Reeg, Senior Managing Director, Ryan Langdon, Senior Managing Director, and Roger A. May, Senior Managing Director. Collectively, the principals have over 50 years of experience investing in the high yield and distressed debt markets. Newport is registered with the Securities and Exchange

Commission as an investment adviser under the Investment Advisers Act of 1940, as amended. Newport is investment manager of the Newport Fund, a private investment fund which seeks attractive long-term risk adjusted returns by capitalizing on investments in the distressed debt markets and in some instances, ultimately making control-oriented investments. The Newport Fund began investing in 2006.

Ownership of the Company

The Company currently has one issued and outstanding Class A Unit, representing all of its voting equity, which is held by NGA VoteCo, LLC, a Nevada limited liability company (“VoteCo”). All of the Company’s 9,999 issued and outstanding Class B Units, representing all of its non-voting equity, are held by NGA No VoteCo, LLC, a Nevada limited liability company (“InvestCo”). VoteCo is owned by Thomas R. Reeg, Timothy T. Janszen and Ryan Langdon, each of whom owns a 30% interest, and Roger A. May, who owns a 10% interest. We refer to Messrs. Reeg, Janszen, Langdon and May collectively as the “VoteCo Equityholders.” InvestCo is owned by the Newport Fund, which holds all of InvestCo’s issued and outstanding voting securities. At present, the Company has no plans to issue any additional Class A Units or Class B Units.

The VoteCo Equityholders, through VoteCo, control all matters of the Company that are subject to the vote of members, including the appointment and removal of managers. Each of the VoteCo Equityholders is a member of the Company’s board of managers, and Mr. Reeg is the Company’s operating manager who has responsibility for the day-to-day management of the Company. The Class B Units issued to InvestCo allow it and its investors to invest in the Company without having any voting power or power to control the operations or affairs of the Company, except as otherwise required by law. If InvestCo and its investors had any of the power to control the operations or affairs of the Company afforded to holders of the Class A Units, they and their respective constituent equityholders would generally be required, in connection with the Company’s investment in Resorts, to be licensed or found suitable under the gaming laws and regulations of the State of Nevada as well as various local regulations in that state. In connection with the formation of the Company, VoteCo and InvestCo have executed an Operating Agreement for the Company and an amendment thereto( collectively, the “Company Operating Agreement”), copies of which are included as exhibits to this registration statement. For a description of certain material provisions of the Company LLC Agreement, see “Item 8. Description of Securities,” below.

VoteCo, InvestCo, the Company and each of the Company’s two wholly owned subsidiaries, Blocker and AcquisitionCo, are managed by Thomas R. Reeg, the operating manager of each entity. The Company, Blocker and AcquisitionCo, as well as Resorts, are all limited liability companies. Consequently, absent an election by one or more of those entities to be treated for Federal income tax purposes as a corporation, the Company’s investors would be required to report as income for Federal tax purposes their allocable shares of Resorts’ income. However, Blocker has elected to be taxed as a corporation. Because of that election, Blocker is a separately taxed, non-flow through entity that is taxed on the income of its 100% owned subsidiary, AcquisitionCo, including AcquisitionCo’s allocable share of Resorts’ income subsequent to the consummation of the Resorts transaction, rather than the Company’s investors. To the extent that Blocker distributes its net income to the Company, the members of the Company will be responsible for Federal and any applicable state income taxes on their allocable shares of those distributions as well as their allocable shares of any income generated by the Company itself.

The Resorts Transaction

The Company acquired a 17.0359% interest in Resorts on December 14, 2007 pursuant to the terms and conditions of an Amended and Restated Purchase Agreement, dated as of July 20, 2007 (the “Purchase Agreement”), a copy of which is incorporated by reference as an exhibit to this annual report. The parties to the Purchase Agreement are Resorts, AcquisitionCo, which is the subsidiary through which the Company acquired its interest in Resorts, and Carano, the presiding member of Resorts’ Board of Managers and the Chief Executive Officer of Resorts from whom a portion of the 17.0359% interest was acquired. As a result of the transaction, the Company owns indirectly through its subsidiaries 17.0359% of Resorts and Carano or members of his family own directly or indirectly approximately 51% of Resorts and Carano continues in the roles in the management of Resorts he held prior to the transaction.

The closing of the Resorts transaction occurred upon the satisfaction or waiver of certain conditions to the obligations of the parties under the Purchase Agreement, including the receipt of all necessary approvals from the relevant Nevada and Louisiana gaming authorities. For more information regarding the approvals required from the Nevada and Louisiana gaming authorities, which have been obtained, see “Nevada Regulation and Licensing” and “Louisiana Regulation and Licensing” below.

At closing, the Company, through its subsidiaries, acquired a 17.0359% equity interest in Resorts, including a 14.47% new membership interest acquired directly from Resorts and a previously outstanding 3% membership interest (reduced as a result of the issuance of the new membership interest to a 2.5659% interest) that was acquired from Carano. In consideration for its interest in Resorts, AcquisitionCo

•

transferred to Resorts, free and clear of any liens, ownership of $31,133,250 original principal amount of First Mortgage Bonds due 2012 co-issued by Eldorado Casino Shreveport Joint Venture, a Louisiana general partnership that owns Eldorado-Shreveport (the “Louisiana Partnership”), and Shreveport Capital Corporation, a wholly owned subsidiary of the Louisiana Partnership (the “Shreveport Bonds”) together with the right to all interest paid with respect thereto after the closing date, and

•

transferred to Carano, free and clear of any liens, $6,912,113 original principal amount of Shreveport Bonds together with the right to all interest paid with respect thereto after the closing date and a stock equity interest representing a capital contribution amount of $286,889 issued by Shreveport Gaming Holdings, Inc., a limited partner of the Louisiana Partnership that is not affiliated with Resorts or the Company.

At closing, Resorts and Carano paid to AcquisitionCo in cash $1,142,974 and $170,658, respectively, representing accrued and unpaid interest on the Shreveport Bonds received by them.

The terms of the Purchase Agreement entitled Resorts, prior to or immediately following the Company’s acquisition of its interest in Resorts, to make a distribution of up to $10 million to the members of Resorts other than Acquisition Co. On July 25, 2007, Resorts made a $10 million distribution to its then current members in accordance with these terms of the Purchase Agreement. The distribution was funded through borrowings under Resorts’ existing credit facility.

Organizational Diagram

The diagram below depicts, in bold type, the general ownership of the entities related to the Company and its subsidiaries prior to the closing of the Resorts transaction, which did not change as a result of the Resorts transaction. The diagram below also depicts the Company’s ownership interest in Resorts and Resorts’ ownership of the entities related to it immediately following the closing of the Resorts transaction.

Thomas R. Reeg
Timothy T. Janszen
30%
30%
Ryan Langdon
Roger A. May
30%
10%
InvestCo Investors
100%
NGA VoteCo, LLC ("VoteCo")
NGA No VoteCo LLC ("InvestCo.")
100% voting
100% non-voting
NGA HoldCo, LLC ("the "Company")
100%
NGA Blocker, LLC ("Blocker")
100%
NGA AcquisitionCo, LLC ("AcquisitionCo")
17.0359%
Existing Eldorado Members*
Eldorado Resorts LLC ("Resorts") d/b/a Eldorado Hotel Casino ("Eldorado-Reno")
82.9641%
100%
21.25%
96.1858%
100%
100%
Eldorado Capital Corp. ("Eldorado Capital")
Tamarack Crossing LLC d/b/a Tamarack Junction Casino ("Tamarack Junction")
Eldorado Limited Liability Company ("ELLC")
Eldorado Shreveport #1, LLC ("ES#1")
Eldorado Shreveport #2, LLC ("ES#2")
50%
98.7%
1.3%
Circus and Eldorado Joint Venture d/b/a Silver Legacy Resort ("Silver Legacy")
Eldorado Shreveport Joint Venture d/b/a Eldorado Shreveport Hotel and Casino ("Eldorado-Shreveport")
100%
100%
Silver Legacy Capital Corp.
Shreveport Capital Corp.

*	Includes Recreational Enterprises, Inc. (47.0415%), Hotel Casino Realty Investments, Inc. (5.1318%), Hotel Casino Management, Inc. (24.8037%), Ludwig J. Corrao (4.2765%), Gary Carano S Corp Trust (0.3421%), Glenn Carano S Corp Trust (0.3421%), Gene Carano S Corp Trust (0.3421%), Gregg Carano S Corp Trust (0.3421%) and Cindy Carano S Corp Trust (0.3421%).

Put and Call Rights

At the time of closing under the Purchase Agreement, AcquisitionCo and the current members of Resorts entered into an amendment and restatement of Resorts’ operating agreement (the “Resorts Operating Agreement”). Under the terms of the Resorts Operating Agreement, at any time after the occurrence of a “Material Event” (as defined) or at any time after June 14, 2015 (the “Trigger Date”) AcquisitionCo or its permitted assignee(s) (the “Interest Holder”) will have the right to sell (“Put”) all but not less than all the new 14.47% interest acquired from Resorts to Resorts, and Resorts will have the right to purchase (“Call”) all but not less than all of the entire 17.0359% interest acquired by AcquisitionCo, at a price equal to the fair market value of the interest without discounts for minority ownership and lack of marketability, as determined by mutual agreement of the Interest Holder and Resorts. In the event that after 30 days the Interest Holder and Resorts have not mutually agreed on a purchase price, the purchase price will be determined by the average of two appraisals by nationally recognized appraisers of private companies, provided the two appraisals are within a 5% range of value based upon the lowest of the two appraisals. If the two appraisals are not within the 5% range, the purchase price will be determined by the average of a third mutually acceptable, independent, nationally recognized appraiser of private companies and the next nearest of the first two appraisals unless the third appraisal is at the mid-point of the first two appraisals, in which event the third appraisal will be used to established the fair market value. So long as a Material Event that entitles the Interest Holder to exercise its Put right has not occurred, AcquisitionCo will have the right to unilaterally extend the Trigger Date for up to two one-year extension periods. Upon exercise of either the Call or the Put, the Resorts Operating Agreement provides that the transaction close within one year of the exercise of the right unless delayed for necessary approvals from applicable gaming authorities.

As defined in the Resorts Operating Agreement, a “Material Event” for the purpose of allowing Resorts to exercise the right to Call the 17.0359% interest means the loss, forfeiture, surrender or termination of a material license or finding of unsuitability issued by one or more of the applicable gaming authorities with respect to Thomas R. Reeg, AcquisitionCo or any transferee of AcquisitionCo or any affiliate of AcquisitionCo. If a Material Event occurs that permits Resorts to exercise its Call right prior to the Trigger Date, the Interest Holder will be obligated to provide carry back financing to Resorts on terms and conditions reasonably acceptable to Resorts. If a Call is required or ordered by any applicable gaming authority, the Call will be on the terms provided for in the Resorts Operating Agreement, unless other terms are required by any of the applicable gaming authorities, in which event the Call will be on those terms.

As defined in the Resorts Operating Agreement, a “Material Event” for the purpose of allowing the Interest Holder to exercise the right to Put the 14.43% interest to Resorts means the loss, forfeiture, surrender or termination of a material license or finding of unsuitability by any applicable gaming authority with respect to Resorts, any affiliate of Resorts (other than AcquisitionCo or its affiliates), including, but not limited to, the Eldorado-Reno, the Eldorado-Shreveport and Silver Legacy.

At the time of closing under the Purchase Agreement, Resorts, AcquisitionCo and Carano entered into a separate put-call agreement (the “Put-Call Agreement”). Under the terms of the Put-Call Agreement, the Interest Holder is entitled, if it exercises its Put right under the Resorts Operating Agreement, to require Carano to purchase from it the portion of the 17.0359% interest acquired by AcquisitionCo from Carano. In that event, the purchase price payable by Carano will be the amount determined by multiplying the purchase price payable to the Interest Holder for the 14.47% interest, as determined in accordance with the terms of the Resorts Operating Agreement, multiplied by a fraction the numerator of which is the percentage interest in Resorts being sold to Carano and the denominator of which is the percentage interest in Resorts being sold to Resorts.

Resorts is subject to certain covenants under its credit facility and the indenture relating to the 9% senior notes due 2014 co-issued by Resorts and a wholly owned subsidiary of Resorts that impose limitations on Resorts’ ability to reacquire its equity interests. So long as these covenants are in effect, they will be applicable to the purchase by Resorts of the 14.47% interest in the event the Interest Holder exercises its Put right under the Resorts Operating Agreement as well as the purchase of the 17.0359% interest in the event Resorts exercises its Call right under the Resorts Operating Agreement. Accordingly, each covenant, if then applicable, will prohibit the purchase of the 14.47% interest or the 17.0359% interest unless the transaction, at the time it occurs, complies with the covenant’s provisions or any non-compliance is waived by the lenders under the credit facility and/or the holders of the 9% notes, as applicable. In the event these covenants, or either of them, remain in effect at a time when the Interest Holder seeks to exercise its Put right or Resorts seeks to exercise its Call right, there can be no assurance that any waivers that may then be required to consummate the transaction can be obtained or that Resorts will be able to eliminate the covenant restrictions by the repayment of any indebtedness then owed to the creditors whom the covenants are intended to benefit or otherwise.

In the event of an initial public offering by Resorts of any of its equity securities, the Put and Call provisions described above will terminate and be of no further force and effect.

Registration Rights

In the event of a public offering by Resorts of its equity securities in which any member of Resorts is allowed to participate, the Interest Holder will have rights under the Resorts Operating Agreement equivalent to other members of Resorts to sell the equity securities of Resorts held by the Interest Holder on a pro rata basis with the other members. At the time of closing under the Purchase Agreement, AcquisitionCo and Resorts entered into a registration rights agreement that also grants to AcquisitionCo and its permitted assigns certain registration rights to conduct a secondary offering subsequent to any initial public offering of the equity securities of Resorts.

Employees

The Company has no employees, other than its operating manager, Thomas R. Reeg, who receives no compensation from the Company or its subsidiaries for his services as the Company’s operating manager.

ELDORADO RESORTS LLC

Introduction

In 1996, Resorts was formed and became the successor to a predecessor partnership in a reorganization in which all of the interests in the predecessor partnership were exchanged for membership interests in Resorts. Insofar as they relate to periods prior to July 1, 1996, the effective date of the reorganization, references to Resorts are to its predecessor partnership except to the extent the context requires otherwise. Eldorado Capital Corp., a Nevada corporation wholly owned by Resorts (“Eldorado Capital”), was incorporated with the sole purpose of serving as co-issuer of debt co-issued by Resorts and Eldorado Capital. Eldorado Capital holds no significant assets and conducts no business activity. Resorts’ other subsidiaries include Eldorado Shreveport #l, LLC (“ES#1”) and Eldorado Shreveport #2 LLC, (“ES#2”), Nevada limited liability companies wholly owned by Resorts, and ELLC.

Resorts owns and operates Eldorado-Reno, a premier hotel/casino and entertainment facility centrally located in downtown Reno. Eldorado-Reno is easily accessible both to vehicular traffic from Interstate 80, the principal highway linking Reno to its primary visitor markets in northern California, and to pedestrian traffic from nearby casinos.

ELLC is a 50% joint venture partner in a general partnership (the “Silver Legacy Joint Venture”) that owns Silver Legacy. A major themed hotel/casino, Silver Legacy is situated between, and seamlessly connected at the casino level to, Eldorado-Reno and Circus Circus-Reno, a hotel casino owned and operated by the other partner in the Silver Legacy Joint Venture, Galleon, Inc., an indirect wholly owned subsidiary of MGM MIRAGE (“MGM”).

ES#1 and ES#2 acquired 75.4% and 1%, respectively, of the partnership interests of Eldorado Casino Shreveport Joint Venture (the “Louisiana Partnership”) on July 22, 2005. The Louisiana Partnership owns and Resorts manages Eldorado-Shreveport, a 403-room all suite art deco-style hotel and a tri-level riverboat dockside casino complex situated on the Red River in Shreveport, Louisiana that was formerly operated as the Hollywood Casino Shreveport. Pursuant to the terms of the Louisiana Partnership’s partnership agreement, in December 2007 the Louisiana Partnership called the 23.6% partnership interest then held by a third unaffiliated partner at a call purchase price of $9,263,426 subject to receipt of the requisite regulatory approval from the Louisiana gaming authorities. As a result of the call transaction, which closed on March 20, 2008, ES#1 and ES#2 now own 98.7% and 1.3%, respectively, of the Louisiana Partnership’s partnership interest, representing all of the Louisiana Partnership’s partnership interests other than certain rights associated with the “Preferred Capital Contribution Amount” and “Preferred Return” (as these terms are defined in the partnership agreement).

Resorts also owns a 21.25% interest in Tamarack Crossing, LLC, a Nevada limited liability company that owns and operates Tamarack Junction, a small casino in south Reno which commenced operations September 4, 2001. Tamarack Junction is situated on approximately 62,000 square feet of land with 13,000 square feet of gaming space that had 459 slot machines at December 31, 2007.

For information concerning an agreement pursuant to which a wholly owned subsidiary of Resorts has agreed, subject to the terms and conditions set forth in the agreement, to acquire a riverboat casino in Evansville Indiana, see the discussion in this Item 1 under the caption “Evansville, Indiana”, below.

Management of Resorts

Resorts’ board of managers (the “Resorts Board”) is currently composed of four managers, including AcquisitionCo and three managers of Resorts who were managers prior to the Resorts transaction, Donald L. Carano, Recreational Enterprises, Inc. (“REI”) and Hotel-Casino Management, Inc. (“HCM”). Under the terms of the Resorts Operating Agreement, AcquisitionCo is deemed to have designated Thomas R. Reeg as its initial representative for all determinations made by the Resorts Board. REI and HCM are deemed to have designated Gary L. Carano and Raymond J. Poncia, Jr., respectively, to continue as their representatives on the Resorts Board. So long as they remain managers of Resorts, AcquisitionCo, REI and HCM may change their respective representatives on the Resorts Board from time to time by notice to Resorts.

As long as AcquisitionCo or an affiliate of AcquisitionCo continues to be a member of Resorts, AcquisitionCo will designate one of Resorts’ managers. As long as REI or an affiliate of REI continues to be a member of Resorts, REI will be entitled to designate three of Resorts’ managers. Currently, there are only two REI designated managers, REI and Donald L. Carano. A third REI designated manager, Leslie Stone Heisz, resigned effective March 2008, and her replacement has yet to be designated by REI. As long as HCM or an affiliate of HCM continues to be a member of Resorts, HCM is entitled to designate one of Resorts’ managers. Generally, any manager of Resorts may be removed from office with cause upon a vote of more than 50% of Resorts’ membership interests.

Subject to the limitations described below, and except as otherwise delegated to Resorts’ Chief Executive Officer (the “Resorts CEO”), the Resorts Board has control over the management of the business and affairs of Resorts. Each manager has one vote and actions of the Resorts Board generally require a majority vote of the managers. The members of the Resorts Board are required to be licensed or found suitable by the relevant Nevada and Louisiana gaming authorities in order to engage in the management of Resorts. For further information about these licensing and suitability requirements, see “Governmental Regulation – Nevada Regulation and Licensing” and – “Louisiana Regulation and Licensing,” below.

Under the Resorts Operating Agreement, the Resorts CEO and President are given the general powers and duties of management usually vested in the chief executive officer of a corporation along with such other powers and duties as may be prescribed by the Resorts Board or the Resorts Operating Agreement, including the supervision, direction and control of the day-to-day business and affairs of Resorts. In addition to the general authority, the Resorts CEO and President has the following specific rights which may be exercised on behalf of Resorts:

•	to develop, improve, maintain, operate and lease Resorts’ property;

•

in any single transaction or series of related transactions having a value of under $5,000,000, on behalf of Resorts, to contract to sell, sell, lease, exchange, grant any option on, convert to condominiums or otherwise transfer or dispose of any of the real or personal property of Resorts;

•	to select and remove such officers, agents and employees of Resorts to assist with the management or operation of Resorts;

•

to employ and terminate the services of such persons, firms, corporations or other entities, including any one or more of Resorts’ members, for or in connection with the business of Resorts or the acquisition, development, improvement, operation, maintenance, management, leasing, financing, refinancing, sale, exchange or other disposition of the property of Resorts and to perform Resorts’ administrative services, accounting services, independent auditing services, legal and other services;

•	to institute, prosecute, defend and settle any legal or administrative proceedings having an actual or potential value of under $5,000,000;

•

in any single transaction or series of related transactions having a value of under $5,000,000 to acquire real or tangible personal property to carry on the business of Resorts, and to sell, exchange or otherwise dispose of the same; and

•

in any single transaction or series of related transactions having a value of under $5,000,000 to enter into loans, mortgages and other financing arrangements or rearrangements, and to grant such security interests in the assets of Resorts, as may be necessary or desirable to carry on the business.

Without the affirmative vote or written consent of all of Resorts’ members, neither the Resorts’ Board nor the Resorts CEO may directly or indirectly:

•	do any act in contravention of the Resorts Operating Agreement;

•

do any act that would make it impossible to carry on Resorts’ ordinary business, provided that actions of the managers in accordance with Resorts’ purposes or the rights and powers granted under the Resorts Operating Agreement will not be considered to breach this provision; or

•	commingle funds of Resorts with funds of any other person.

Without the affirmative vote or written consent of members holding 65% of Resorts outstanding membership interests, neither the Resorts Board nor the Resorts CEO may directly or indirectly:

•	amend the number of Resorts’ authorized managers;

•	cause Resorts to merge or otherwise engage in any kind of business combination or reorganization with another entity or other person;

•

approve, adopt and implement such new or additional incentive compensation policies and plans for the benefit of the managers, officers, agents and/or employees of Resorts that contemplate the issuance of any form of equity interest in Resorts;

•	cause Resorts to enter into any joint venture or partnership or limited liability company agreement;

•	cause Resorts to enter into any loan that results in assets of Resorts being hypothecated in excess of 80% of the fair market value of all assets of Resorts;

•	cause or permit any new issuance and sale of membership interests of Resorts other than in connection with subsequent capital contributions in accordance with the Resorts Operating Agreement;

•

cause or permit any person or entity to which a new issuance and sale of membership interests has been made by Resorts other than in connection with subsequent capital contributions in accordance with the Resorts Operating Agreement to become a member by reason of or in connection therewith;

•	possess Resorts property, or assign rights in specific Resorts property, for other than a Resorts purpose;

•	purchase or lease Resorts property from Resorts or sell or lease property to Resorts;

•	cause Resorts to guarantee the indebtedness of any person or cause or suffer or permit any Resorts property to secure or become collateral for any indebtedness of any person other than Resorts;

•	cause or permit Resorts at any time to have more than 100 members and/or interest holders; or

•	designate a new “Tax Matters Partner” as described in the Resorts Operating Agreement.

Without the affirmative vote or written consent of member holding 75% of Resorts’ outstanding membership interests, neither the Resorts Board nor the Resorts CEO may directly or indirectly request subsequent capital contributions from the members and interest holders of Resorts.

Members of Resorts and AcquisitionCo do not have the right to take part in the management or control of Resorts. The members of Resorts have voting rights generally limited to those required by law.

Business Strategy

Resorts has an experienced management team that includes Donald Carano and several members of his immediate family. Donald Carano, the Chief Executive Officer and a member of the Board of Managers of Resorts, co-founded Eldorado-Reno in 1973 and has been the driving force behind its development. In addition to Donald Carano, each of Resorts’ other seven senior executives has in excess of 20 years of experience in the gaming industry. The day-to-day management of Eldorado-Shreveport is performed by on-sight personnel that Resorts has hired on behalf of the Louisiana Partnership. By the terms of the Eldorado-Shreveport management agreement, Resorts is obligated to provide oversight of on-site management by no less than three of its executives or other individuals it designates. The individuals who currently serve in this capacity are Gary Carano, Gregg Carano, Rhonda Carano, Robert Jones and Rob Mouchou. In their oversight roles, these executives have dedicated time to assist in the management of Eldorado-Shreveport and will continue to do so in the future, but to date their oversight responsibilities have not had, nor is it anticipated that they will have, an impact on operations at Eldorado-Reno. Resorts’ management believes that its family-oriented, hands-on approach has enabled Resorts to operate Eldorado-Reno successfully for over 30 years. In addition to their roles in the management of Resorts, members of the Carano family beneficially own currently approximately 51% of Resorts.

Resorts’ business strategy draws upon its extensive gaming management experience gained from successfully operating Eldorado-Reno. Key elements of Resorts’ strategy include the following:

Personal Service and High Quality Amenities. One of the cornerstones of Resorts’ business strategy is to provide its customers with an extraordinary level of personal service. Resorts’ senior management is actively involved in the daily operations of Eldorado-Reno, frequently interacting with hotel, restaurant and gaming patrons to ensure that they are receiving the highest level of personal attention. Resorts’ management regularly conducts feedback sessions and focus groups with customers to elicit comments and suggestions on ways it can improve each customer’s experience at Eldorado-Reno. Furthermore, Resorts’ management continually strives to instill in each employee a dedication to superior service designed to exceed guests’ expectations.

In addition to personalized service, Eldorado-Reno has earned a reputation for high quality amenities and an excellent price-to-value relationship. Locals and visitors alike are attracted to Eldorado-Reno’s dining venues, for which Eldorado-Reno has received national recognition. Management believes that Eldorado-Reno’s excellent cuisine adds to the overall atmosphere and prestige of the hotel and therefore emphasizes outstanding food and ambiance and a wide variety of dining choices.

Eldorado-Reno continually monitors its casino operations to react to changing market conditions and customer demands. Resorts targets premium-play customers as well as the value-conscious gaming patron with its state-of-the-art casino featuring the latest in game technology, electronic displays and customer-convenient features.

Marketing to Target Gaming Patrons. Resorts primarily targets its marketing programs to four segments of the gaming market: the free and independent traveler, preferred casino customers, local patrons and the wholesale/specialty groups.

The free and independent traveler segment consists of those travelers not affiliated with groups who make their reservations directly with Eldorado-Reno or through independent travel agents. To attract the independent traveler to Eldorado-Reno, Resorts uses print media, radio, television and direct mail to advertise in northern California, the Pacific Northwest and other regional travel markets.

Preferred casino customers are those patrons who maintain the necessary level of gaming activity to become established casino guests. Resorts uses a special events agenda and a guest development program, including providing casino credit, to attract and retain preferred casino customers. In addition, Resorts utilizes Eldorado-Reno’s quality hotel rooms, excellent restaurant venues and other amenities to offer complimentaries to a broad spectrum of established casino guests, from the frequent players who place relatively modest wagers to the premium players who consistently wager high amounts. Resorts believes that the ability to reward the more modest gaming patrons fosters intense loyalty and repeat business.

Wholesale/specialty and Internet groups consist of those customers participating in travel packages offered by air tour operators, groups of up to 100 people with strong gaming profiles and visitors attending tournaments at the National Bowling Stadium. Eldorado-Reno’s sales force targets this segment by attending trade shows in order to establish relationships with airlines, travel agents, meeting planners and wholesalers. Eldorado-Reno has developed special marketing programs and tools to cultivate relationships with these air tour operators and specialty groups, including offering familiarization tours of Eldorado-Reno. Eldorado-Reno attempts to utilize this market segment as a means of creating a consistent utilization of its rooms during the calendar year. Internet customers, which are encompassed in this segment, continue to grow in number as more customers utilize the Internet for its convenience and in an effort to obtain the most competitive rate.

Resorts seeks to attract and retain local customers through frequent promotions that highlight Eldorado-Reno’s quality gaming and dining experience, as well as being an active supporter of numerous Reno market events and organizations.

Eldorado-Reno has a state-of-the-art, real-time customer tracking system which comprehensively tracks its gaming customers throughout the casino. Customers are given an electronically readable card to insert into slot machines and to provide to floor supervisors at table games. The slot machines automatically transmit gaming data to a central computer and floor supervisors manually enter certain data relating to gaming customers which is then computerized. In 2002, Eldorado-Reno enhanced its customer tracking program with the purchase of several computerized gaming tables. This technologically advanced product, along with the slot tracking system, provides data relating to gaming customers’ gaming habits, maximum and minimum wagers, the total amount wagered and length of play and assists in better providing customers with prompt recognition and complimentaries based on their levels of gaming. In 2002, Eldorado-Reno enhanced the way its customers can redeem earned complimentaries available for redemption throughout the property. This innovation is enhanced by a friendly, knowledgeable staff and a conveniently located promotion center. In addition, “Club Eldorado,” Eldorado-Reno’s full-service slot club, offers an array of special events and exciting tournaments and convenient ways of earning complimentaries.

The cost incurred by Resorts for advertising in 2007 was $7,163,000 compared with $6,877,000 in 2006.

Strategic Expansion and Improvements. Since opening Eldorado-Reno in 1973, Resorts has employed a strategy of periodic expansion and improvement in order to maintain and enhance Eldorado-Reno’s position as a leader in the Reno area. Continuing this strategy, Eldorado-Reno is constantly updating its hotel rooms in order to offer its customers the most up-to-date rooms and maintain its presence as one of the premier hotels in the Reno area. In November 2006, Eldorado-Reno built an imaginative bar featuring a lounge and VIP seating area adjacent to its La Strada restaurant. This project also created two new private dining areas designed to accommodate parties and additional dining space in the La Strada restaurant. The bar and additional seating were completed in February 2007.

Resorts owns a 31,000 square foot piece of property across the street from and west of Eldorado-Reno which could be used for further expansion of Eldorado-Reno. In February 2005, Resorts purchased two additional parcels totaling approximately 18,687 square feet adjacent to this parcel which are currently utilized as surface parking that accommodates approximately 140 vehicles but could also be used for further expansion of Eldorado-Reno. In August 2007, Resorts purchased a small motel located adjacent to the Eldorado-Reno’s parking garage. While the motel site could be used for future expansion, Resorts has no immediate plans.

Eldorado-Reno

Eldorado-Reno is centrally positioned in the heart of Reno’s prime gaming area and room base. Easily accessible to both foot and vehicular traffic, Eldorado-Reno is strategically located directly off Interstate 80, the principal highway linking the Reno market with San Francisco, Sacramento and other cities in its primary visitor market of northern California. With three towers, including a 26-story tower that lights up with over 2,000 feet of neon at night, Eldorado-Reno is visible from Interstate 80, attracting visitors to the downtown area and generating interest in the property. Eldorado-Reno is situated to attract foot traffic from other casinos as well as from the local populace. In addition, Eldorado-Reno is easily accessible to visitors competing in and attending the various bowling tournaments that are held in the National Bowling Stadium and to visitors attending events in the downtown special event center, completed in December 2004, and the downtown ballroom, completed in February 2008, all of which are located just one block away.

As of December 31, 2007, Eldorado-Reno offered approximately 76,500 square feet of gaming space, with approximately 1,419 slot machines, 55 table games consisting of blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, Caribbean stud poker, mini-baccarat, two keno games and a poker room. Eldorado-Reno’s casino includes a mix of slot machines and table games which management believes makes it attractive to both middle-income and premium-play customers. Slot machines, which are offered in denominations from 1 cent to $100, generated approximately 67% of Eldorado-Reno’s total gaming revenues in 2007. A diverse selection of table games and a variety of table limits encourage play from a wide range of gaming customers, which management believes makes Eldorado-Reno one of the premier table games casinos in the Reno market.

The interior of the hotel is designed to create a European ambiance and offers 815 finely-appointed guest rooms and suites, including 17 specialty suites, 93 “Eldorado-Reno Player’s Spa Suites” with bedside spas and 26 one- or two-bedroom penthouse suites. Hotel guests enjoy panoramic views of Reno’s skyline and the majestic Sierra Nevada mountain range. In 2007 and 2006, Eldorado-Reno achieved average hotel occupancy of 85.1% and 87.2%, respectively. In 2007, Eldorado-Reno achieved an Average Daily Rate (“ADR”) of approximately $74.29 compared with $66.67 in 2006.

Eldorado-Reno is nationally recognized for its cuisine. Its eight dining venues, which have an aggregate seating capacity of more than 1,700, range from buffet to gourmet and offer high quality food at reasonable prices.

Eldorado-Reno’s dining venues include the following:

•

Roxy’s, which has a seating capacity of approximately 225, is a Parisian-style bistro, restaurant and bar with contemporary American influences offering French country fare, steaks and seafood along with an extensive wine list;

•	La Strada, features northern Italian cuisine in an Italian countryside villa setting, and has a seating capacity of approximately 146;

•	The Brew Brothers, which has a seating capacity of approximately 190, was the first microbrewery located in a hotel/casino;

•	The Prime Rib Grill, which has a seating capacity of approximately 186, is a spirited, lively steak and seafood house specializing in prime rib and grilled entrees;

•

Chefs’ Buffet, which has a seating capacity of approximately 562, offers a 200-foot buffet offering a variety of cuisines, including American, Italian, Chinese, Mexican, Hop Wok grill, a pizza station and salad, fruit and ice cream bars;

•	Tivoli Gardens, which has a seating capacity of approximately 210, offering a 24-hour-a-day restaurant with a menu featuring Asian, Italian, Mexican and classic American cuisines;

•	Choices, which has a seating capacity of approximately 138, is a food court offering a variety of American specialties, deli selections and authentic Chinese food along with a sushi bar; and

•

Golden Fortune, which has a seating capacity of approximately 60, offers authentic Hong Kong style cuisine offering 90 specialties in a classic Chinese setting featuring hand blown and stained glass imported from China.

Eldorado-Reno’s selection of high-quality food and beverages reflects the Carano family’s emphasis on the dining experience. Eldorado-Reno chefs utilize homemade pasta, carefully chosen imported ingredients, fresh seafood and top quality USDA choice cuts of beef. Throughout the property, beverage offerings include The Brew Brothers microbrewed beers and wines from the Ferrari-Carano Winery.

Eldorado-Reno features a 566-seat showroom and the BuBinga Lounge, which is an intimate nightclub. It also offers a cabaret on the casino floor and a VIP lounge. Other amenities offered by Eldorado-Reno include two retail shops, a versatile 12,400 square foot convention center and an outdoor plaza located diagonal to Eldorado-Reno which hosts a variety of special events. Eldorado-Reno has parking facilities for over 1,165 vehicles including a 656-space self-park garage, a 140-space surface parking lot and a 369-space valet parking facility.

Silver Legacy Resort Casino

Silver Legacy opened in July 1995 as the first major newly-constructed hotel/casino in the Reno market since 1978. Silver Legacy’s hotel, the tallest building in northern Nevada, is a “Y”-shaped structure with three wings, consisting of 37-, 34- and 31-floor tiers. Silver Legacy’s opulent interior showcases a casino built around a 120-foot tall mining rig, which appears to mine for silver. The rig is situated beneath a 180-foot diameter dome, which is a distinctive landmark on the Reno skyline. The interior surface of the dome features dynamic sound and laser light shows, providing visitors with a unique experience when they are in the casino.

Silver Legacy is situated on two city blocks, encompassing 240,000 square feet in downtown Reno. The hotel currently offers 1,710 guest rooms, including 141 player spa suites, eight penthouse suites and seven hospitality suites. Many of Silver Legacy’s guest rooms feature views of Reno’s skyline and the Sierra Nevada mountain range. Silver Legacy’s 10-story parking facility can accommodate approximately 1,800 vehicles. At December 31, 2007, Silver Legacy’s casino had approximately 87,300 square feet of gaming space with 1,661 slot machines and 68 table games, including blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, Baccarat and Pai Gow, a keno lounge and a race and sports book. “Club Legacy,” Silver Legacy’s slot club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries.

Silver Legacy’s dining options are offered in six venues:

•

Sterling’s Seafood Steakhouse, which has a seating capacity of approximately 170, offering the finest in steaks and seafood along with an extensive wine list, tableside desserts and an extravagant Sunday Brunch;

•	Flavors! The Buffet, which has a seating capacity of approximately 500;

•	Fairchild’s Oyster Bar, which has a seating capacity of approximately 55, offering a comfortable drink and specialized seafood dining;

•	Café Sedona, which has a seating capacity of approximately 330, offering an extensive menu that includes American classics and Chinese cuisine 24-hours a day;

•	Fresh Express Food Court, which has a seating capacity of approximately 110, offering a range of options including a deli and grill, authentic Asian cuisine and American classics; and

•	Sips Coffee House, situated in the hotel lobby, which offers gourmet coffee and teas.

In addition, the hotel sponsors entertainment events which are held in the hotel’s convention area, which currently has approximately 50,000 square feet of in-house exhibit and convention space. Silver Legacy’s other amenities include retail shops, exercise and spa facilities, a beauty salon and an outdoor swimming pool and sundeck.

Eldorado-Reno, Silver Legacy, and Circus Circus-Reno (which is owned by ELLC’s Silver Legacy Joint Venture partner) are connected in a “seamless” manner by 200-foot wide skyway corridors. These enclosed corridors serve as entertainment bridgeways between the three properties and house several restaurants and retail shops. Eldorado-Reno, Silver Legacy and Circus Circus-Reno comprise the heart of the Reno market’s prime gaming area and room base, providing the most extensive and the broadest variety of gaming, entertainment, lodging and dining amenities in the Reno area, with an aggregate of 4,097 rooms, 20 restaurants and enough parking to accommodate approximately 6,200 vehicles, and as of December 31, 2007, approximately 4,245 slot machines and 167 table games.

Silver Legacy Joint Venture

Silver Legacy was developed by the Silver Legacy Joint Venture pursuant to a joint venture agreement originally entered into in 1994 (as amended to date, the “Silver Legacy Joint Venture Agreement”) between ELLC and Galleon, Inc. (“Mandalay Sub”). Under the terms of the Silver Legacy Joint Venture Agreement, ELLC and Mandalay Sub (each a “Silver Legacy Partner” and, together, the “Silver Legacy Partners”) each owns a 50% interest in the Silver Legacy Joint Venture.

The following is a summary of the Silver Legacy Joint Venture Agreement. The summary is qualified in its entirety by reference to the Silver Legacy Joint Venture Agreement, which is included as an exhibit to this registration statement.

Additional Capital Contributions. The Silver Legacy Joint Venture Agreement provides that the Silver Legacy Partners shall not be permitted or required to contribute additional capital to the Silver Legacy Joint Venture without the consent of the Silver Legacy Partners, which consent may be given or withheld in each Silver Legacy Partner’s sole and absolute discretion.

Silver Legacy Partnership Distributions. Subject to any contractual restrictions to which the Silver Legacy Joint Venture is subject, including the indenture relating to the Silver Legacy Notes, and prior to the occurrence of a “Liquidating Event,” the Silver Legacy Joint Venture is required by the Silver Legacy Joint Venture Agreement to make distributions to the Silver Legacy Partners as follows:

•

An amount equal to the estimated taxable income of the Silver Legacy Joint Venture allocable to each Silver Legacy Partner multiplied by the greater of the maximum marginal federal income tax rate applicable to individuals for such period or the maximum marginal federal income tax rate applicable to corporations for such period; provided, however, that if the State of Nevada enacts an income tax (including any franchise tax based on income), the applicable tax rate for any tax distributions subsequent to the effective date of such income tax shall be increased by the higher of the maximum marginal individual tax rate or corporate income tax rate imposed by such tax (after reduction for the federal tax benefit for the deduction of state taxes, using the maximum marginal federal, individual or corporate rate, respectively).

•	Annual distributions of remaining “Net Cash From Operations” in proportion to the Percentage Interests of the Silver Legacy Partners.

•

Distributions of “Net Cash From Operations” in amounts or at times that differ from those described in (a) and (b) above, provided in each case that both Silver Legacy Partners agree in writing to the distribution in advance thereof.

As defined in the Silver Legacy Joint Venture Agreement, the term “Net Cash From Operations” means the gross cash proceeds received by the Silver Legacy Joint Venture, less the following amounts: (i) cash operating expenses and payments of other expenses and obligations of the Silver Legacy Joint Venture, including interest and scheduled principal payments on Silver Legacy Joint Venture indebtedness, including indebtedness owed to the Silver Legacy Partners, if any, (ii) all capital expenditures made by the Silver Legacy Joint Venture, and (iii) such reasonable reserves as the Silver Legacy Partners deem necessary in good faith and in the best interests of the Silver Legacy Joint Venture to meet anticipated future obligations and liabilities of the Silver Legacy Joint Venture (less any release of reserves previously established, as similarly determined).

The Managing Partner. The Silver Legacy Joint Venture Agreement designates Mandalay Sub as the Silver Legacy Joint Venture’s managing partner with responsibility and authority for the day-to-day management of the business affairs of the Silver Legacy Joint Venture, including overseeing the day-to-day operations of Silver Legacy and other Silver Legacy Joint Venture business, preparation of the Silver Legacy Joint Venture’s budgets and implementation of the decisions made by the Silver Legacy Partners. The managing partner is also responsible for the preparation and submission of the Silver Legacy Joint Venture’s annual business plan for review and approval by the Silver Legacy Joint Venture’s executive committee, utilizing the special voting procedures and the procedure for resolving deadlocks described below.

The Silver Legacy Joint Venture Agreement provides that the managing partner shall appoint the general manager, subject to approval of the appointment by the executive committee, utilizing the special voting procedures and the procedure for resolving deadlocks described below. Under the terms of the Silver Legacy Joint Venture Agreement, the general manager may be removed by ELLC or Mandalay Sub upon 30 days written notice. The Silver Legacy Joint Venture Agreement also provides that the managing partner shall appoint the other principal senior management of the Silver Legacy

Joint Venture and Silver Legacy (subject to approval of the appointments by the executive committee in the case of the Silver Legacy Joint Venture’s general manager and its controller), who shall perform such functions, duties, and responsibilities as the managing partner may assign, and shall serve at the direction and pleasure of the managing partner.

The Silver Legacy Joint Venture Agreement provides that the unanimous approval of both Silver Legacy Partners is required for certain actions, including the admission of an additional partner, the purchase of additional real property, encumbrances on Silver Legacy, sales or other dispositions of all or substantially all of the assets of the Silver Legacy Joint Venture, refinancing or incurrence of indebtedness involving in excess of $250,000 other than in the ordinary course of business, capital improvements involving more than $250,000 that are not included in an approved annual business plan, and any obligation, contract, agreement, or commitment with a partner or an affiliate of a partner which is not specifically permitted by the Silver Legacy Joint Venture Agreement.

Replacement of the Managing Partner. If the actual net operating results of the business of the Silver Legacy Joint Venture for any four consecutive quarters are less than 80% of the projected amount as set forth in the Silver Legacy Joint Venture’s annual business plan, after appropriate adjustments for factors affecting similar business in the vicinity of the Silver Legacy, ELLC may require Mandalay Sub to resign from its position as managing partner.

In addition, in the event Mandalay Sub resigns as managing partner, ELLC will have the right and option to become the managing partner of the Silver Legacy Joint Venture and assume all the obligations of the managing partner under the Silver Legacy Joint Venture Agreement, or the Silver Legacy Partners are required to attempt to appoint a third party to manage the day-to-day business affairs of the Silver Legacy Joint Venture. In such event, if the Silver Legacy Partners are unable to agree on a manager, then the Silver Legacy Joint Venture shall be dissolved and liquidated in accordance with the provisions of the Silver Legacy Joint Venture Agreement.

The Executive Committee. An executive committee of the Silver Legacy Joint Venture is authorized to review, monitor and oversee the performance of the management of Silver Legacy. The executive committee of the Silver Legacy Joint Venture consists of five members, with three members appointed by the managing partner and two members appointed by the other Silver Legacy Partner. In the event that neither of the Silver Legacy Partners is the managing partner, then the executive committee shall consist of five members, with two members appointed by each Silver Legacy Partner and a fifth member appointed by a third party manager selected by the Silver Legacy Partners. Each Silver Legacy Partner may, at any time, appoint alternate members to the executive committee and the alternates will have all the powers of a regular committee member in the event of the absence or inability of a regular committee member to serve. With the exception of the special voting procedures described below, each member of the executive committee is entitled to one vote on each matter decided by the executive committee and each action of the executive committee must be approved by a majority of all of the members of the executive committee, who may be present or voting by proxy. The current members of the executive committee are James J. Murren, Frank R. Baldwin and Gary N. Jacobs, each of whom was appointed by Mandalay Sub, and Robert M. Jones and Gene R. Carano, each of whom was appointed by ELLC.

Subject to the requirement of unanimous approval of the Silver Legacy Partners for certain actions, the duties of the executive committee include, but are not limited to, (i) reviewing, adjusting, approving, developing, and supervising the Silver Legacy Joint Venture’s annual business plan, (ii) reviewing and approving the terms of any loans made to the Silver Legacy Joint Venture, (iii) approving all material purchases, sales, leases or other dispositions of Silver Legacy Joint Venture property, other than in the ordinary course of business, and (iv) approving the appointment of the General Manager, who is the Silver Legacy Joint Venture’s Chief Executive Officer, and the Controller, who is the Silver Legacy Joint Venture’s Chief Financial Officer and Accounting Officer, and determining the compensation of the General Manager and the Controller.

The Silver Legacy Joint Venture Agreement provides special voting procedures for (i) the executive committee’s approval of the annual business plan, (ii) the appointment of the general manager and (iii) the determination of the general manager’s compensation. In voting on these matters, the members of the executive committee appointed by the managing partner shall have a total of two votes and the members of the executive committee appointed by the other Silver Legacy Partner shall have a total of two votes. The managing partner shall designate which two of the three members of the executive committee appointed by the managing partner are to exercise the two votes. If the executive committee is deadlocked in deciding any matter which is subject to the special voting procedures, then the meeting may be adjourned to another meeting date. If the executive committee remains deadlocked with respect to its approval of an annual business plan until the end of the second month of the fiscal year described in the annual business plan, then either Silver Legacy Partner may by written notice cause the approval of the annual business plan to be submitted to a nationally recognized accounting firm mutually agreeable to the Silver Legacy Partners (the “Accountant”) for resolution. The Accountant shall consider the positions of the members of the executive committee and the Silver Legacy Partners, and shall decide whether to approve the annual business plan, or to modify the annual business plan and approve it with such modifications. The decision of the Accountant on these matters shall have the same effect as the approval of the annual business plan by the executive committee. If the executive committee remains deadlocked with respect to its approval of the appointment of a general manager for a period of one month following the effective date of the resignation or removal of the previous general manager, then the executive committee shall assume the duties of the general manager until such time as the executive committee can reach a decision on the appointment and compensation of a new general manager. In exercising the duties of the general manager, the executive committee shall act and vote in accordance with the special voting procedures described above. If the executive committee remains deadlocked on the determination of the compensation of the general manager for a period of one month following the first meeting on the proposed compensation, then either Silver Legacy Partner may by written notice cause the determination of such compensation to be submitted to the Accountant for resolution. In that event, the Accountant shall consider the positions of the executive committee, and shall adopt a compensation arrangement consistent with the position advocated by at least one member of the executive committee. The decision of the Accountant on any matter which is subject to the special voting procedures shall be final and binding on the executive committee and the Silver Legacy Partners.

Transfer of Silver Legacy Partnership Interests. Except as expressly permitted by the Silver Legacy Joint Venture Agreement, neither Silver Legacy Partner may transfer all or any portion of its interest in the Silver Legacy Joint Venture or any rights therein without the unanimous consent of both Silver Legacy Partners. The Silver Legacy Joint Venture Agreement provides that a Silver Legacy Partner may transfer or convey all or any portion of its interest in the Silver Legacy Joint Venture to an affiliate of that Silver Legacy Partner (subject to certain limitations), members of the Silver Legacy Partner’s family (which includes the Silver Legacy Partner’s spouse, natural or adoptive lineal descendants, and trusts for their benefit), another Silver Legacy Partner, a personal representative of the Silver Legacy Partner or any person or entity approved by the unanimous consent of the Silver Legacy Partners.

Unless otherwise agreed by Mandalay Sub, Donald L. Carano or a member of his immediate family acceptable to Mandalay Sub, which acceptance may not be unreasonably withheld, or an affiliate controlled by Donald L. Carano or a member of his immediate family acceptable to Mandalay Sub, which acceptance may not be unreasonably withheld, is required to be the manager of and control ELLC (or, if applicable, any entity that is a permitted transferee and to which ELLC has transferred its interest in the Silver Legacy Joint Venture). Unless otherwise agreed by ELLC, which may not be unreasonably withheld, Mandalay Sub (or, if applicable, any entity that is a permitted transferee and to which Mandalay Sub has transferred its interest in the Silver Legacy Joint Venture) is required to be controlled by Mandalay Resort Group. In the event the limitation in this paragraph with respect to either Silver Legacy Partner is breached, the other Silver Legacy Partner will have the right (but not be required) to exercise the buy-sell provisions described below.

Limitation on Silver Legacy Partners’ Actions. The Silver Legacy Joint Venture Agreement includes each Silver Legacy Partner’s covenant and agreement not to (i) take any action to require partition or to compel any sale with respect to its Silver Legacy Joint Venture interest, (ii) take any action to file a certificate of dissolution or its equivalent with respect to itself, (iii) take any action that would cause a bankruptcy of such Silver Legacy Partner, (iv) withdraw or attempt to withdraw from the Silver Legacy Joint Venture, (v) exercise any power under the Nevada Partnership Act to dissolve the Silver Legacy Joint Venture, (vi) transfer all or any portion of its interest in the Silver Legacy Joint Venture (other than as permitted hereunder), (vii) petition for judicial dissolution of the Silver Legacy Joint Venture, or (viii) demand a return of such Silver Legacy Partner’s contributions or profits (or a bond or other security for the return of such contributions or profits) without the unanimous consent of the Silver Legacy Partners. The Silver Legacy Joint Venture Agreement also provides that if a Silver Legacy Partner attempts to (A) cause a partition or (B) withdraw from the Silver Legacy Joint Venture or dissolve the Silver Legacy Joint Venture, or otherwise take any action in breach of its aforementioned agreements, the Silver Legacy Joint Venture shall continue and (1) the breaching Silver Legacy Partner shall immediately cease to have the authority to act as a Silver Legacy Partner, (2) the other Silver Legacy Partner shall have the right (but shall not be obligated unless it was so obligated prior to such breach) to manage the affairs of the Silver Legacy Joint Venture, (3) the breaching Silver Legacy Partner shall be liable in damages, without requirement of a prior accounting, to the Silver Legacy Joint Venture for all costs and liabilities that the Silver Legacy Joint Venture or any Silver Legacy Partner may incur as a result of such breach, (4) distributions to the breaching Silver Legacy Partner shall be reduced to 75% of the distributions otherwise payable to the breaching Silver Legacy Partner and (5) the breaching Silver Legacy Partner shall continue to be liable to the Silver Legacy Joint Venture for any obligations of the Silver Legacy Joint Venture pursuant to the Silver Legacy Joint Venture Agreement, and to be jointly and severally liable with the other Silver Legacy Partner(s) for any debts and liabilities (whether actual or contingent, known or unknown) of the Silver Legacy Joint Venture existing at the time the breaching Silver Legacy Partner withdraws or dissolves.

Buy-Sell Provision. Either Silver Legacy Partner (provided such Silver Legacy Partner is not in default of any of the provisions of the Silver Legacy Joint Venture Agreement) may make an offer to purchase (“Offer”) the interest of the other Silver Legacy Partner, which will constitute an irrevocable offer by the Silver Legacy Partner giving the Offer either to (i) purchase all, but not less than all, of the interest in the Silver Legacy Joint Venture of the other Silver Legacy Partner free of liens and encumbrances for the amount specified in the Offer (the “Sales Price”), or (ii) sell all, but not less than all, of its interest in the Silver Legacy Joint Venture free of liens and encumbrances to the other Silver Legacy Partner for the amount specified in the Offer (the “Purchase Price”). The Silver Legacy Partner receiving an Offer will have a period of two months to accept the Offer to sell at the Sales Price or, in the alternative, to require that the offering Silver Legacy Partner sell its interest to the other Silver Legacy Partner at the Purchase Price. The closing of the transaction for the sale or purchase of the Silver Legacy Joint Venture interest shall occur not later than six months after the notice of election or at such other time as may be required by the Nevada Gaming Authorities. Subject to any agreements to which the Silver Legacy Joint Venture is a party, the Silver Legacy Partner purchasing the Silver Legacy Joint Venture interest (the “Purchasing Silver Legacy Partner”) shall be entitled to encumber the Silver Legacy Joint Venture property in order to finance the purchase, provided that the other Silver Legacy Partner (the “Selling Silver Legacy Partner”) will have no liability, contingent or otherwise, under such financing. The Purchasing Silver Legacy Partner may assign all or part of its right to purchase the Silver Legacy Joint Venture interest of the Selling Silver Legacy Partner to an affiliate of the Purchasing Silver Legacy Partner, provided that no such assignment relieves the Purchasing Silver Legacy Partner of its obligations in the event of a default by the affiliate.

Dissolution, Winding Up and Liquidation. The Silver Legacy Joint Venture Agreement provides that the Silver Legacy Joint Venture shall dissolve and commence winding up and liquidating upon the first to occur of any of (i) January 1, 2053, (ii) the sale of all or substantially all of the Silver Legacy Joint Venture property, (iii) the unanimous vote of the Silver Legacy Partners to dissolve, wind up, and liquidate the Silver Legacy Joint Venture, (iv) the happening of any other event that makes it unlawful or impossible to carry on the business of the Silver Legacy Joint Venture, (v) the occurrence of an Event of Bankruptcy (as defined the Silver Legacy Joint Venture Agreement) of a Silver Legacy Partner, or (vi) the Silver Legacy Partners are unable to agree upon a replacement managing partner as provided in the Silver Legacy Joint Venture Agreement (each, a “Liquidating Event”).

The Silver Legacy Joint Venture Agreement also includes the Silver Legacy Partners’ agreement that the Silver Legacy Joint Venture shall not dissolve prior to the occurrence of a Liquidating Event, notwithstanding any provision of the Nevada Uniform Partnership Act to the contrary. If it is determined by a court of competent jurisdiction that the Silver Legacy Joint Venture has dissolved prior to the occurrence of a Liquidating Event, the Silver Legacy Partners have agreed to continue the business of the Silver Legacy Joint Venture without a winding up or liquidation.

Upon the occurrence of a Liquidating Event, the Silver Legacy Joint Venture will continue solely for the purpose of winding up its affairs in an orderly manner, liquidating its assets, and satisfying the claims of its creditors and Silver Legacy Partners. The managing partner will be responsible for overseeing the winding up and liquidation of the Silver Legacy Joint Venture, taking full account of the Silver Legacy Joint Venture’s liabilities and assets, causing the assets to be liquidated as promptly as is consistent with obtaining the fair market value thereof, and causing the proceeds therefrom, to the extent sufficient therefor, to be applied and distributed (i) first, to the payment and discharge of all of the Silver Legacy Joint Venture’s debts and liabilities to creditors other than Silver Legacy Partners, (ii) second, to the payment and discharge of all of the Silver Legacy Joint Venture’s debts and liabilities to Silver Legacy Partners, and (iii) the balance, if any, to the Silver Legacy Partners in the amount of their respective capital accounts, after giving effect to all contributions, distributions, and allocations for all periods or portions thereof.

Reno Market

Reno is the second largest metropolitan area in Nevada, with a population of approximately 409,000 according to the most recently available U.S. census data, and is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 135 miles east of Sacramento, California and 225 miles east of San Francisco, California. Reno is a destination resort market that primarily attracts “drive-in” visitors by offering gaming as well as numerous other summer and winter recreational activities. In addition to gaming, the Reno area features national forests, mountains and lakes (including Lake Tahoe) and offers year-round opportunities for outdoor activities of all types. An estimated two-thirds of visitors to the Reno market arrive by some form of ground transportation. Under normal conditions, Eldorado-Reno and Silver Legacy are within a 10-minute drive of the airport, making them easily accessible to visitors traveling to Reno by air.

The Reno area enjoys relatively mild weather, with abundant sunshine throughout the year and low humidity. Reno’s annual snowfall is modest, although heavier snowfall in the mountain passes around Reno can obstruct traffic to Reno. Special annual events in the Reno area include Hot August Nights, the National Championship Air Races, the Reno Balloon Races, Street Vibrations, the Reno/Tahoe Open PGA golf tournament and the Reno Rodeo. According to the Reno-Sparks Convention and Visitors Authority (the “Visitors Authority”) and the Nevada Commission on Tourism, the greater Reno area attracted an estimated 5.0 million visitors for the twelve months ended June 30, 2007 compared to an estimated 4.9 million for the twelve months ended June 30, 2006.

The following table sets forth certain statistical information for the Reno market for the years 2003 through 2007 as reported by the Visitors Authority, the Nevada Commission on Tourism and the Nevada State Gaming Control Board.

	The Reno Market
	2003	2004	2005	2006	2007
Gaming Revenues (000’s)(1)	$895,991	$903,567	$920,722	$940,315	$928,512
Gaming Positions(2)(3)	25,242	24,086	23,666	21,794	21,670
Hotel Rooms(2)	16,193	15,654	14,620	14,393	15,292
Average Hotel Occupancy Rate(1)	74.3%	77.8%	75.6%	76.6%	75.4%
Visitors(4)	4,681,535	4,997,295	4,765,737	4,925,358	5,040,772

(1)	For the twelve months ended December 31 for each period shown.
(2)	As of December 31 for each period shown.
(3)	Calculated from information provided by the Nevada State Gaming Control Board.
(4)	For the twelve months ended June 30 for each period shown.

The National Bowling Stadium, located approximately one block from Eldorado-Reno and Silver Legacy, opened in February 1995. The state-of-the-art facility, which features 80 bowling lanes, has been selected to host tournaments for the American Bowling Congress (the “ABC”) and the Women’s International Bowling Congress (the “WIBC”), which has merged with the ABC to form the United States Bowling Congress (the “USBC”), two of every three years through 2018 and is expected to host tournaments for other bowling organizations. The National Bowling Stadium was the site of the WIBC’s National Championship Bowling Tournament in 1997, 2000, 2003 and 2006 and the ABC’s National Championship Bowling Tournament in 1998, 2001, 2004 and 2007. According to the Visitors Authority, bowling tournaments held at the National Bowling Stadium attract visitors from markets that do not normally contribute substantially to Reno’s visitor profile. The National Bowling Stadium also features a large-screen movie theater, retail space and can be configured to host special events and conventions.

At December 31, 2007, 11 scheduled airlines and a number of other charter airlines provided service between Reno and approximately 23 other North American cities, with approximately 14,000 people arriving or departing daily. The primary provider of air service into and out of Reno is Southwest Airlines, with approximately 49 daily outbound flights as of December 31, 2007. Under normal conditions, the Eldorado and the Silver Legacy are within a 10-minute drive of Reno’s airport, making them easily accessible to visitors traveling to Reno by air.

Eldorado-Shreveport

Eldorado-Shreveport is an all suite art deco-style hotel and casino destination resort in Shreveport, Louisiana. Eldorado-Shreveport enjoys high visibility and convenient access from Interstate 20, the major highway that connects the Shreveport market with its feeder markets of Dallas/Ft. Worth and East Texas. Eldorado-Shreveport is managed by Resorts and utilizes the same theme and marketing and operating strategies that have been successfully implemented at Eldorado-Reno.

Eldorado-Shreveport commenced operations on December 20, 2000. Resorts acquired its interest in Eldorado-Shreveport and assumed its role as manager of the property on July 22, 2005. Eldorado-Shreveport consists of a 403-room, all suite hotel and a three-level riverboat dockside casino. The casino contains approximately 59,000 square feet of space with approximately 1,437 slot machines, approximately 50 table games and a poker room with 15 tables. The riverboat casino floats in a concrete and steel basin that raises the riverboat nearly 20 feet above the river. The basin virtually eliminates variation in the water height and allows the boat to be permanently moored to the land-based pavilion. Eldorado-Shreveport’s computerized pumping system is designed to regulate the water level of the basin to a variance of no more than three inches.

The centerpiece of the resort is an approximately 170,000 square foot land-based pavilion housing numerous restaurants and entertainment amenities. An 85-foot wide seamless entrance connects the casino to the land-based pavilion on all three levels resulting in the feel of a land-based casino. The pavilion features a dramatic 60-foot high atrium enabling patrons to see the casino floor from almost anywhere in the pavilion. Other amenities include an award-winning gourmet steakhouse, an expansive buffet, a sports-themed casual diner, a premium players’ club and an entertainment show room. The pavilion also includes a deli and ice cream shop, VIP check-in, a premium quality bar, meeting rooms and a retail store.

Eldorado-Shreveport offers three parking facilities, including two parking lots and an eight-story parking garage located directly across the street and connected to the pavilion by an enclosed walkway. The three parking facilities provide space for approximately 2,000 cars, including valet parking for approximately 340 cars.

Shreveport/Bossier City Market

Eldorado-Shreveport was built next to an existing riverboat gaming and hotel facility formerly operated by Harrah’s Entertainment and now operated by Boyd Gaming. The two casinos form the first and only “cluster” in the Shreveport/Bossier City market, allowing patrons to park once and easily walk between the two facilities. There are currently five casinos and a racino operating in the Shreveport/Bossier City market, which is the largest gaming market in Louisiana. The Shreveport/Bossier City gaming market permits continuous dockside gaming without cruising requirements or simulated cruising schedules, allowing casinos to operate 24 hours a day with uninterrupted access. Based on information published by the state of Louisiana, the five casino operators and racino in the Shreveport/Bossier City market generated approximately $844.1 million in gaming revenues in 2007, compared with approximately $847 million in 2006.

The principal target markets for Eldorado-Shreveport are patrons from the Dallas/Ft. Worth Metroplex and East Texas. There are approximately 7.2 million adults who reside within approximately 200 miles of Shreveport/Bossier City. Eldorado-Shreveport is located approximately 180 miles east of Dallas and can be reached by car in approximately three hours. Flight times are less than one hour from both Dallas and Houston to the Shreveport Regional Airport.

The following table sets forth certain statistical information for the Shreveport/Bossier City market for the years 2003 through 2007 as reported by the Louisiana Gaming Control Board.

	The Shreveport/Bossier City Market
	2007	2006	2005	2004	2003
Gaming Revenues (000’s)(1)	$844,130	$847,409	$814,229	$835,506	$816,925
Gaming Positions (2)(3)	8,930	9,179	9,225	9,190	8,782
Admissions (000’s) (1)	13,373	13,689	14,693	16,378	15,399

(1)	For the twelve months ended December 31 for each period shown.
(2)	As of December 31 for each period shown.
(3)	Calculated from information provided by the Louisiana Gaming Control Board.

Competition

The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American reservations and other forms of legalized gaming. There is intense competition among companies in the gaming industry, many of which have significantly greater resources than Resorts has. Certain states have legalized casino gaming and other states may legalize gaming in the future. Legalized casino gaming in these states and on Native American reservations near Resorts’ markets or changes to gaming laws in states surrounding Nevada could increase competition in the Reno market and could adversely affect its operations. Resorts also competes to a lesser extent with gaming facilities in other jurisdictions with dockside gaming facilities, state-sponsored lotteries, on-and-off track pari-mutuel wagering, Internet gaming, card clubs, riverboat casinos and other forms of legalized gambling.

Eldorado-Reno and Silver Legacy compete for customers primarily on the basis of location, range and pricing of amenities and overall atmosphere. Of the 32 casinos currently operating in the Reno market, Eldorado-Reno and Silver Legacy each competes principally with the six other hotel-casinos that, like Eldorado-Reno and Silver Legacy, each generates at least $36 million in annual gaming revenues. One existing hotel/casino completed construction on an expansion of its hotel, casino, restaurants and parking facilities along with various other amenities in December 2007. There have also been announcements of other pending expansion and/or new projects within the Reno market. At this time, Resorts cannot predict the extent to which new and proposed projects will be undertaken or the extent to which current hotel and/or casino space may be expanded in the future nor can it determine the impact they may have on its operations. Resorts expects that any additional rooms added in the Reno market will increase competition for visitor revenue. There can be no assurance that any growth in Reno’s current room base or gaming capacity will not adversely affect Resorts’ financial condition or results of operations. Eldorado-Reno and Silver Legacy also compete with hotel-casinos located in the nearby Lake Tahoe region as well as those in Las Vegas, Nevada. A substantial number of customers travel to both Reno and the Lake Tahoe area during their visits. Consequently, Resorts believes that Eldorado-Reno’s success as well as that of Silver Legacy is influenced to some degree by the success of the Lake Tahoe market. While Resorts does not anticipate a decline in the popularity of either Reno or Lake Tahoe as tourist destination areas in the foreseeable future, any such decline could adversely affect the operations at Eldorado-Reno and Silver Legacy.

Land-based, riverboat, or dockside casino gaming (other than that conducted on Native American-owned land) is currently conducted in 11 states and casino gaming on Native American-owned land is conducted in a number of states, including California, Washington, and Oregon. Resorts’ management believes the Reno market draws over 50% of its visitors from California. In addition to gaming on Native American-owned land, California allows other non-casino style gaming, including pari-mutuel wagering, a state-sponsored lottery, card clubs, bingo, and off-track betting.

On March 7, 2000, California voters approved Proposition 1A which amended the California constitution and legalized “Nevada-style” gaming on Native American reservations. The passage of this amendment has allowed the expansion of existing Native American gaming operations, as well as the opening of new Native American gaming facilities in California. Additionally, numerous tribes have announced that they intend to open gaming facilities. Other tribes are at various stages of planning new or expanded facilities in northern California, including facilities within a one-hour drive of San Francisco or Sacramento. There are approximately 104 federally recognized Native American tribes in California. Based on information provided by the California Gambling Control Commission, Resorts’ management believes approximately 67 Native American tribes currently have compacts with the State of California. Currently there are 57 Native American casinos in operation in the State of California.

Most Native American tribes in California currently may operate up to 2,000 slot machines, and up to two gaming facilities may be operated on any one reservation. The number of machines the tribes are allowed to operate may increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive the requisite approvals, such as has been the case with respect to a number of new or amended compacts recently executed and approved. For example, on September 2, 2004, a Sacramento-area casino received approval of amendments to its compact allowing for approximately 800 additional machines which were placed in operation during the fourth quarter of 2004 and increased the number of machines at this property to approximately 2,700. In April 2007, the California Senate approved amendments to the compacts of five Native American tribes. In June 2007, the California Assembly approved four of these five compacts which increased the number of slot machines permitted to be operated by two of the four tribes from 2,000 to 5,000 each and increased the number that may be operated by each of the other two tribes from 2,000 to 7,500. California voters approved these four increases by their approval of gaming referendums on their statewide ballot on February 5, 2008. Resorts’ management believes that the increase in the number of slot machines permitted to be operated by the four tribes will not significantly impact Eldorado’s and Silver Legacy’s operations since the casinos operated by those tribes are located in southern California. However, similar modifications to the compacts of tribes that operate casinos in central or northern California, where the largest number of slot machines currently permitted to be operated by a tribe is 2,700, could have a material adverse impact on the operations of Eldorado-Reno and Silver Legacy, depending on the number of tribes securing modification of their compacts, the number of additional machines permitted and the locations of the properties utilizing the additional machines. Under action taken by the National Indian Gaming Commission, gaming devices similar in appearance to slot machines, but which are deemed to be technological enhancements to bingo style gaming, are not subject to limits imposed by the State of California on the number of slot machines and may be used by tribes without state permission.

Many existing Native American gaming facilities in northern California are modest compared to Reno market casinos such as Eldorado-Reno and Silver Legacy. However, some Native American tribes have established large-scale gaming facilities in California and numerous Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing large-scale hotel and gaming facilities in northern California. In particular, a significant new Native American casino located approximately 21 miles northeast of Sacramento opened in June 2003 and offers approximately 2,700 slot machines and approximately 98 table games. Since June 2003, Eldorado-Reno and Silver Legacy have experienced a measurable impact on their operations from this and other northern California facilities, resulting in a negative effect on their overall operating results. While the extent of the future impact cannot be predicted, it could be significant. Resorts’ management believes the greatest impact from Native American gaming establishments to the customer bases at Eldorado-Reno and Silver Legacy is to day-trippers, those patrons whose visit is for one day and does not include an overnight stay. These customers are typically not tracked players, as they tend not to be as loyal a customer as those who visit for more than one day at a time. Day-trippers primarily visit Reno in the second and third quarters when the weather is more favorable.

The competitive impact on Nevada gaming establishments, in general, and Eldorado-Reno and Silver Legacy, in particular, from the continued growth of gaming outside Nevada cannot be determined at this time. However, Resorts’ management believes that the expansion of casino gaming on Native American lands in California, and to a lesser extent in Washington and Oregon, could have a material adverse affect on future operations, depending on the nature, location, and scope of those operations.

The Shreveport/Bossier City gaming market is characterized by intense competition and the market has not grown substantially since Eldorado-Shreveport originally opened as the Hollywood Casino in December 2000. Eldorado-Shreveport competes directly with four casinos, three of which have operated in the Shreveport/Bossier City market for several years and have established customer bases. In May 2003, an existing racetrack, which had been acquired by one of the existing casinos in the market, opened a temporary gaming facility with approximately 900 slot machines. That racetrack completed construction and opened a new permanent facility accommodating approximately 1,400 slot machines in April 2004. Casino gaming is currently prohibited in several jurisdictions from which the Shreveport/Bossier City market draws customers, primarily Texas. Although casino gaming is currently not permitted in Texas, the Texas legislature has from time to time considered proposals to authorize casino gaming. In July 2003, the Chickasaw Nation announced the opening of WinStar Casinos, a Las Vegas-style, 110,000-square-foot gaming facility located in Oklahoma approximately 60 miles north of the Dallas/Fort Worth area. Although gaming in Oklahoma is limited by law to Class II-type games, which games have previously been technologically incapable of offering a similar entertainment experience to Eldorado-Shreveport’s Class III-type games, recent innovations have allowed the Class II-type product to compete much more effectively than in the past. In November 2004, voters in Oklahoma approved several ballot initiatives which, when fully implemented, will (1) allow Class II-type games at three Oklahoma racetracks, the closest of which is approximately 200 miles from the Dallas/Fort Worth area; (2) allow several new electronic gaming devices, including video poker, that are defined as “games of skill” at native-American casinos; and (3) allow certain “player-pooled” table games such as poker and blackjack at native-American casinos. Since Eldorado-Shreveport draws a significant number of its customers from the Dallas/Fort Worth area, but is located approximately 190 miles from that area, management believes Eldorado-Shreveport will face increased competition from the WinStar Casinos, racetracks and similar types of facilities.

Operations

The primary source of Resorts’ revenues is its properties’ casinos, although their hotels, restaurants, bars, shops and other services are an important adjunct to the casinos. The following table sets forth the respective contributions to Resorts’ net revenues on a dollar and percentage basis of the major activities at Eldorado-Reno and Eldorado-Shreveport for each of the three most recent fiscal years.

	Year Ended December 31,
	2007		2006		2005
			(Dollars in Thousands)
Revenues:
Casino(1)	$225,152	79.0%	$222,774	79.3%	$139,115	72.8%
Food, Beverage and Entertainment(2)	67,049	23.5%	62,650	22.3%	49,905	26.1%
Hotel(2)	28,777	10.1%	27,032	9.6%	20,570	10.8%
Other(2)	8,046	2.8%	7,707	2.7%	5,877	3.1%

Gross revenues	329,024	11.54%	320,163	113.9%	215,467	112.8%
Less: Complimentary allowances(2)	(43,888)	(11.54)%	(39,088)	(13.9)%	(24,520)	(12.8)%

Net revenues	$285,136	100.0%	$281,075	100.0%	$190,947	100.0%

(1)	Casino revenues are the net difference between the sums received as winnings and the sums paid as losses.
(2)	Hotel, food, beverage, entertainment and other include the retail value of services which are provided to casino customers and others on a complimentary basis. Such amounts are then deducted as complimentary allowances to arrive at net revenue.

Evansville, Indiana

On March 31, 2008, Resorts and a newly formed, wholly owned subsidiary of Resorts (“Resorts Indiana”), entered into a definitive agreement pursuant to which Resorts Indiana has agreed to purchase from Aztar Riverboat Holding Company, LLC all of the membership interests in Aztar Indiana Gaming Company, LLC (“Aztar Indiana”), an indirect subsidiary of Tropicana Casinos and Resorts that owns a 2,700 passenger, 38,360 square-foot riverboat casino, currently operated as Casino Aztar Evansville, and related facilities (“Casino Aztar”). Casino Aztar is situated on a 15-acre site along the Ohio River in downtown Evansville, Indiana. The facilities at Casino Aztar include a hotel with 251 guest rooms and suites, a restaurant, conference rooms and banquet facilities, and a second hotel with 96 rooms. A 44,000 square-foot riverfront pavilion houses four additional restaurants, an entertainment lounge, a gift shop and an executive conference center. The facilities also include a seven-story parking structure with 2,100 spaces. The agreement provides for a purchase price, subject to certain adjustments, of $245 million, consisting of $190 million of cash, a $30 million note and up to $25 million that is dependent on the performance of Casino Aztar during the 12 months following closing. The sale is subject to customary conditions including financing and regulatory approvals, including requisite gaming approvals. At any time prior to Resorts’ receipt of a financing commitment to fund all of its costs of the transaction, the seller may accept a superior proposal to acquire Aztar Indiana, subject to a breakup fee of $6.6 million and the reimbursement of up to $500,000 of expenses.

Governmental Regulation

Resorts’ and its subsidiaries’ operations are subject to extensive regulation under laws, rules and supervisory procedures primarily in the jurisdictions where their facilities are located or docked. If additional gaming regulations are adopted in Nevada or Louisiana where their current operations are conducted, those regulations could impose restrictions or costs that could have a significant adverse effect on those operations. From time to time, various proposals have been introduced in the legislatures of the two jurisdictions in which Resorts’ and its subsidiaries’ operations are conducted that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and those operations. We do not know whether or when such legislation will be enacted. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees could adversely affect Resorts’ and its subsidiaries’ operations.

If Resorts completes the acquisition described under “Evansville, Indiana”, above, it will also become subject to the gaming laws and regulations of the state of Indiana. See “Indiana Regulation and Licensing”, below.

Some jurisdictions, including the two in which Resorts is currently licensed, Nevada and Louisiana, empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and require access to periodic reports respecting those gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.

Under provisions of gaming laws in jurisdictions in which Resorts has operations, and under the organizational documents of Resorts and its subsidiaries, certain of their securities are subject to restriction on ownership which may be imposed by specified governmental authorities. The restrictions may require a holder of those securities to dispose of the securities or, if the holder refuses, or is unable, to dispose of the securities, the issuer may be required to repurchase the securities.

The Company was approved by the Nevada and Louisiana gaming authorities to hold the equity interest in Resorts which the Company acquired on December 14, 2007, and it is subject to extensive regulation by these gaming authorities. See, “Nevada Regulation and Licensing” and “Louisiana Regulation and Licensing”, below.

Nevada Regulation and Licensing

The ownership and operation of casino gaming facilities in Nevada, including the Eldorado-Reno, Silver Legacy, and Tamarack Junction are subject to the Nevada Gaming Control Act (the “Nevada Act”) and regulations promulgated thereunder as well as various local regulations. Resorts’ gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the Nevada State Gaming Control Board (the “Nevada Board”) and various local governmental authorities (collectively, the “Nevada Gaming Authorities”).

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that seek to, among other things:

•	prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity;

•	establish and maintain responsible accounting practices and procedures;

•

maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable recordkeeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

•	prevent cheating and fraudulent practices; and

•	provide a source of state and local revenues through taxation and licensing fees.

Changes in these regulations and procedures could have an adverse effect on gaming operations at Nevada casinos, including the Eldorado-Reno and Sliver Legacy.

Resorts, which owns and operates Eldorado-Reno, is licensed by the Nevada Gaming Authorities and is a corporate licensee (a “Corporate Licensee”) under the terms of the Nevada Act. Resorts is also registered with the Nevada Commission as a holding company in connection with its 96% interest in Eldorado Limited Liability Company, a 50% joint venture partner in Silver Legacy and as a manager and member of Tamarack Junction. Each of Eldorado-Reno, Silver Legacy, and Tamarack Junction are licensed as non-restricted (casino) gaming operations under Nevada law. The gaming licenses held by each of those properties require periodic payments of fees and taxes and are not transferable. Corporate Licensees are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may request. No person may become a member of, or receive any percentage of the profits from, Resorts without first obtaining licenses and approvals from the Nevada Gaming Authorities. All of the members of Resorts have obtained the licenses and approvals necessary to own their respective interests in Resorts. Resorts and its affiliated entities have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities at Eldorado-Reno and to own its interests in ELLC, a joint venture partner in Silver Legacy, and its interests in Tamarack Junction.

Prior to the closing of the Resorts Transaction, the Company and its affiliated entities and controlling persons obtained certain approvals from the Nevada Gaming Authorities. These approvals included the following:

•	the Company was registered as a publicly traded corporation as that term is defined by the Nevada Act,

•	the Company, VoteCo, Blocker, and AcquisitionCo were registered as holding or intermediary companies and were found suitable in such capacities, and

•	the VoteCo equityholders were licensed as members and managers, as applicable, of VoteCo and found suitable as controlling managers, as applicable, of the Company, Blocker, and AcquisitionCo.

In addition, the Nevada Commission issued a variety of approvals in connection with the Resorts Transaction, including:

•	approval of the disposition of the Resorts 3% equity interest by Carano to AcquisitionCo; and

•	approval of the issuance of the 14.47% new membership interest by Resorts and transfer of the interest to AcquisitionCo.

The Nevada Gaming Authorities have found the Company, VoteCo, Blocker and AcquisitionCo and each such company’s respective members and managers suitable in connection with the Resorts Transaction. While the direct and indirect holders of Class B Membership Units of the Company are not mandatorily required to be found suitable in connection with the Resorts Transaction, they will remain subject to the discretionary authority of the Nevada Commission and can be required to file an application and have their suitability determined, or to dispose of their investment in the Company.

The Company has been approved to be registered by the Nevada Commission as a “publicly traded corporation” as that term is defined in the Nevada Act. Following the effectiveness of this Registration Statement, the Company will be deemed a publicly traded corporation under the Nevada Act, even though it is not currently anticipated that any membership units or any other securities of the Company will be listed for trading or trade with any frequency.

The Company, VoteCo, Blocker, and AcquisitionCo filed applications with the Nevada Gaming Authorities to obtain various registrations, licenses, findings of suitability, approvals and permits required to acquire the Resorts equity interests. In connection with the Company’s, VoteCo’s, Blocker’s and AcquisitionCo’s applications, each of the members of VoteCo filed an application for approval as a member and as a manager of VoteCo, and Mr. Reeg additionally filed an application for approvals as a Manager of the Company, Blocker, and AcquisitionCo. All applications filed by the Company and its affiliates were approved by the Nevada Commission on September 20, 2007, authorizing the Company and its affiliates to consummate the Resorts Transaction.

No person may become a stockholder of member of, or receive any percentage of the profits of, an intermediary or holding company or gaming licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with the Company or its affiliates to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Certain of the officers, managers and key employees of Resorts, the Company, VoteCo, Blocker and AcquisitionCo have been or may be required to file applications with the Nevada Gaming Authorities and are or may be required to be licensed or found suitable by the Nevada Gaming Authorities in connection with the Resorts Transaction. The Nevada Gaming Authorities may deny any application for licensing for any reason which they deem appropriate. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the authority to disapprove changes in a corporate position.

If the Nevada Gaming Authorities were to find an officer, manager or key employee of Resorts, the Company, VoteCo, Blocker or AcquisitionCo unsuitable for licensing or unsuitable to continue having a continuing relationship with any of these entities, the companies involved would have to sever all relationships with such person. The Nevada Gaming Authorities may deny an application for any cause which they deem reasonable. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

If it were determined that the Nevada Act was violated by Resorts, the Company, VoteCo, Blocker or AcquisitionCo, the gaming licenses and approvals they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, any such violation and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act or of the regulations of the Nevada Commission, at the discretion of the Nevada Commission. Furthermore, the Nevada Commission could appoint a supervisor to operate the Eldorado-Reno, Silver Legacy, or Tamarack Junction and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) impact Resorts’ casino revenues and cause the Company to suffer financial loss.

The Nevada Commission has issued an order of registration to the Company authorizing it to consummate the Resorts Transaction (the “Order of Registration”). The Order of Registration contains certain conditions, including conditions that (1) prohibit VoteCo, InvestCo or their respective affiliates from selling, assigning, transferring, pledging or otherwise disposing of Class A Membership Units or Class B Membership Unites of Resorts or any other security convertible into or exchangeable for Class A Membership Units or Class B Membership Units, without the prior approval of the Nevada Commission, and (2) prohibit the Company from declaring cash dividends or distributions on any class of membership unit of the Company beneficially owned in whole or in part of InvestCo, VoteCo, or their respective affiliates, without the prior approval of the Nevada Commission.

The Order of Registration also requires the Company, VoteCo, Blocker and AcquisitionCo to submit detailed financial and operating reports to the Nevada Gaming Authorities on an ongoing basis. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company, VoteCo, Blocker and AcquisitionCo must be reported to, and in some cases approved by, the Nevada Commission.

Regardless of the number of shares held, any beneficial holder of voting securities issued by the Company may be required to file an application, be investigated and have that person’s suitability as a beneficial holder of voting securities determined if the Nevada Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial holder of such voting securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information, including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

The Nevada Act requires any person who individually or in association with others acquires, directly or indirectly, beneficial ownership of more than 5% of the voting securities of a publicly traded corporation registered with the Nevada Commission to report the acquisition to the Nevada Commission, and such person may be required to be found suitable. The Nevada Act requires that each person who, individually or in association with others, acquires, directly or indirectly, beneficial ownership of more than 10% of the voting securities of a publicly traded corporation registered with the Nevada Commission to apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails written notice to the person requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the voting securities of a registered publicly traded corporation may apply to the Nevada Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. Also under certain circumstances, an institutional investor that has obtained a waiver may hold up to 19% of the voting securities of such company for a limited period of time and maintain the waiver. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered publicly traded corporation, a change in the corporate charter, bylaws, management, policies or operations of the registered publicly traded corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding such a company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•	voting on all matters voted on by stockholders or interest holders;

•	making financial and other inquiries of management of the types normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and

•	other activities that the Nevada Commission may determined to be consistent with such investment intent.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner of equity securities if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the equity securities of a publicly traded corporation registered with the Nevada Commission beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a member or hold a voting security or other equity security issued by the Company or to have any other relationship with the Company, the Company:

•	pays that person any dividend or interest with respect to voting securities of the Company,

•	allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person,

•	pays remuneration in any form to that person for services rendered or otherwise, or

•

fails to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities, including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

The Nevada Commission may, in its discretion, require the holder of any debt or non-voting security of a registered publicly traded corporation to file applications, be investigated, and be found suitable to own the debt or non-voting security of such corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the registered publicly traded corporation can be sanctioned, including by revocation of its approvals, if without the prior approval of the Nevada Commission, it:

•	pays to the unsuitable person any dividend, interest, or any distribution whatsoever,

•	recognizes any voting right by such unsuitable person in connection with such securities,

•	pays the unsuitable person remuneration in any form, or

•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transactions.

The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes.

Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby the person obtains control, may not occur without the prior approval of the Nevada Commission. Entities and person seeking to acquire control of a registered publicly traded corporation must satisfy the Nevada Commission with respect to a variety of stringent standards prior to assuming control of such corporation. The Nevada Commission may also require controlling stockholders, members, partners, officers, directors and other persons having an ownership interest in or a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

Any person who is licensed, required to be licensed, registered, required to be registered, or under common control with such persons, and who proposes to become involved or is involved in a gaming venture outside of Nevada (“Foreign Gaming”), is required to deposit certain funds with the Nevada Board in order to pay the expenses of investigation of the Nevada Board of their participation in such Foreign Gaming. Thereafter, such persons are required to comply with certain reporting requirements imposed by the Nevada Act. A licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the Foreign Gaming operation, fails to conduct the Foreign Gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs, contract with, or associates with, a person in a Foreign Gaming operation who has been denied a license or finding of suitability in Nevada for the reason of personal unsuitability.

Louisiana Regulation and Licensing

In the State of Louisiana, Resorts, through two wholly owned subsidiaries, owns a 76.4% interest in and operates Eldorado-Shreveport. The operation and management of a riverboat casino in Louisiana is subject to extensive state regulation. The Louisiana Riverboat Economic Development and Gaming Control Act, or the Riverboat Act, became effective on July 19, 1991.

The Riverboat Act states, among other things, that certain of the policies of the State of Louisiana are:

1.	to develop a historic riverboat industry that will assist in the growth of the tourism market;

2.	to license and supervise the riverboat industry from the period of construction through actual operation;

3.	to regulate the operators, manufacturers, suppliers and distributors of gaming devices; and

4.	to license all entities involved in the riverboat gaming industry.

The Riverboat Act makes it clear, however, that no holder of a license or permit possesses any vested interest in such license or permit and that the license or permit may be revoked at any time.

In a special session held in April 1996, the Louisiana Legislature passed the Louisiana Gaming Control Act, or the Gaming Control Act, which created the Louisiana Gaming Control Board, or the Gaming Control Board. Pursuant to the Gaming Contract Act, all of the regulatory authority, control and jurisdiction of licensing for riverboats was transferred to the Gaming Control Board. The Gaming Control Board is made up of nine members and two ex-officio members (the Secretary of Revenue and Taxation and the Superintendent of the Louisiana State Police). It is domiciled in Baton Rouge and regulates riverboat gaming, the land-based casino in New Orleans, racetrack slot facilities and video poker. The Attorney General acts as legal counsel to the Gaming Control Board. Any material alteration in the method whereby riverboat gaming is regulated in the State of Louisiana could have an adverse effect on the operations of Eldorado-Shreveport.

The Louisiana Legislature also passed legislation requiring each parish (county) where riverboat gaming is currently authorized to hold an election in order for the voters to decide whether riverboat gaming will remain legal in that parish. Eldorado-Shreveport is located in Caddo Parish, Louisiana, which approved riverboat gaming at the special election held on November 6, 1996.

The Riverboat Act approved the conduct of gaming activities on riverboats, in accordance with the Riverboat Act, on twelve separate waterways in Louisiana. The Riverboat Act allows the Gaming Control Board to issue up to fifteen licenses to operate riverboat gaming projects within the state, with no more than six in any one parish. There are presently fifteen licenses issued and thirteen riverboats currently operating. Two riverboats in other areas of the State are not operational due to recent storms. Pursuant to the Riverboat Act and the regulations promulgated thereunder, each applicant which desired to operate a riverboat casino in Louisiana was required to file a number of separate applications for a Certificate of Preliminary Approval, all necessary gaming licenses, and a Certificate of Final Approval. No final Certificate was issued without all necessary and property certificates from all regulatory agencies, including the U.S. Coast Guard, the U.S. Army Corps of Engineers, local port authorities and local levee authorities.

Eldorado-Shreveport, as operated by Resorts’ subsidiaries, received its license and related approvals in July 2005. This license is subject to periodic renewal and is subject to certain general operational conditions. The property was formerly operated and licensed as the Hollywood Casino Shreveport.

Resorts and certain of its members, officers, and certain of its key personnel were found suitable to operate riverboat gaming in the State of Louisiana. New members, officers, and certain key employees associated with gaming must also be found suitable by the Gaming Control Board prior to working in gaming-related areas. These approvals may be immediately revoked for a number of causes as determined by the Gaming Control Board. The Gaming Control Board may deny any application for a certificate, permit or license for any cause found to be reasonable by the Gaming Control Board. The Gaming Control Board has the authority to require Resorts to sever its relationships with any persons for any cause deemed reasonable by the Gaming Control Board or for the failure of that person to file necessary applications with the Gaming Control Board.

The State of Louisiana imposes a gaming tax equal to 21.5% of the net gaming proceeds generated by the Louisiana Partnership. Additionally, each local government may charge a boarding fee or admissions tax. Eldorado-Shreveport currently pays admission taxes of 4.75% of its adjusted gross receipts to various local governmental bodies. Any increase in these fees or taxes could have a material and detrimental effect on the operations of Eldorado-Shreveport.

At any time, the Gaming Control Board may investigate and require the finding of suitability of any member, beneficial owner, or officer of Resorts or of any of its subsidiaries. The Gaming Control Board requires all holders of more than a 5% interest in the license holder (regardless of whether the interest is a voting or non-voting interest) to submit to suitability requirements. Additionally, if a member or beneficial owner who must be found suitable is a corporate, limited liability company, or partnership entity, then the shareholders, members, or partners of the entity must also submit to investigation. The sale or transfer of more than a 5% interest in any riverboat is subject to Gaming Control Board approval.

Pursuant to the regulations promulgated by the Gaming Control Board, all licensees are required to inform the Gaming Control Board of all debt, credit, financing and loan transactions, including the identity of debt holders. Resorts’ subsidiaries that own Eldorado-Shreveport are subject to these regulations. In addition, the Gaming Control Board, in its sole discretion, may require the holders of such debt securities to file applications and obtain suitability certificates from the Gaming Control Board. Additionally, if the Gaming Control Board finds that any holder exercises a material influence over the gaming operations, a suitability certificate will be required. If the Gaming Control Board determines that a person is unsuitable to own such a security or to hold such an indebtedness, the Gaming Control Board may propose any action which it determines proper and necessary to protect the public interest, including the suspension or revocation of the license. The Gaming Control Board may also, under the penalty of revocation of license, issue a condition of disqualification naming the person(s) and declaring that such person(s) may not:

•	receive dividends or interest in debt or securities;

•	exercise directly or through a nominee a right conferred by the securities or indebtedness;

•	receive any remuneration from the licensee;

•	receive any economic benefit from the licensee; or

•	continue in an ownership or economic interest in a licensee or remain as a member, beneficial owner, officer, or partner of a licensee.

Any violation of the Riverboat Act or the rules promulgated by the Gaming Control Board could result in substantial fines, penalties (including a revocation of the license), and criminal actions. Additionally, all licenses and permits issued by the Gaming Control Board are revocable privileges and may be revoked at any time by the Gaming Control Board.

Indiana Regulation and Licensing

The Indiana Riverboat Gaming Act, or the Indiana Act, was passed in 1993 and, as amended, authorizes the issuance of up to eleven Riverboat Owner’s Licenses to be operated from counties that are contiguous to the Ohio River, Lake Michigan and Patoka Lake. Five riverboats, including Casino Aztar, operate from counties contiguous to the Ohio River and five operate from counties contiguous to Lake Michigan. One riverboat is operated in a county contiguous to Patoka Lake. Legislation enacted in April 2007 specifies that a riverboat cannot be moved from the county in which it was docked on January 1, 2007, to another county. That legislation also authorizes two horse tracks, located in Anderson and Shelbyville, Indiana, to install 2,000 slot machines at each facility. The Indiana Gaming Commission may authorize the installation of additional slot machines. Each track must pay a licensure fee of $250 million in two annual installments. The Indiana Gaining Commission will have jurisdiction over the slot machine operation while the Indiana Horse Racing Commission will maintain oversight of the track operations. Each Slot Track Licensee must make a minimum of $100 million in capital expenditures as a condition of licensure. The slot operations at the tracks are anticipated to open in the second quarter of 2008.

The Indiana Act and rules promulgated thereunder provide for the strict regulation of the facilities, persons, associations and practices related to gaming operations. The Indiana Act vests the seven member Indiana Gaming Commission with the power and duties of administering, regulating and enforcing riverboat gaming in Indiana. The Indiana Gaming Commission’s jurisdiction extends to every person, association, corporation, partnership and trust involved in any riverboat gaming operation located in the State of Indiana.

The Indiana Act requires that the owner of a riverboat gambling operation hold a Riverboat Owner’s License issued by the Indiana Gaming Commission. The applicants for a Riverboat Owner’s License must submit a comprehensive application and the substantial owners and key persons must submit personal disclosure forms. The company, substantial owners and key persons must undergo an exhaustive background investigation prior to the issuance of a Riverboat Owner’s License. A person who owns or will own 5% of a Riverboat Owner’s License must automatically undergo the background investigation. The Indiana Gaming Commission may investigate any person with any level of ownership interest. If the holder of a Riverboat license or the Riverboat Licensee is a publicly-traded corporation, its Articles of Incorporation must contain language concerning transfer of ownership, suitability determinations and possible divestiture of ownership if a shareholder is found unsuitable.

A Riverboat Owner’s License and Operating Contract entitle the licensee to operate one riverboat. The Indiana Act was amended in May 2003 to allow a person to hold up to 100% of two individual Riverboat Owner’s Licenses. In addition, a transfer fee of $2 million will be imposed on a Riverboat Licensee who purchases or otherwise acquires a controlling interest in a second Indiana Riverboat Owner’s License. On June 7, 2007, the Indiana Gaming Commission adopted an emergency rule that requires the Indiana Gaming Commission to “consider the extent by which the State would share in any monetary payment to or economic benefit realized by the person divesting a 5% or more ownership interest” in a riverboat licensee. The Indiana Gaming Commission readopted this rule on December 6, 2007. House Bill 1224 is currently pending in the Indiana General Assembly. If enacted in its current form, House Bill 1224 would void the emergency rule adopted by the Indiana Gaming Commission on June 7, 2007.

All riverboats must comply with applicable federal and state laws including, but not limited to, U.S. Coast Guard regulations. Each riverboat must be certified to carry at least five hundred passengers and be at least one hundred fifty feet in length. Those riverboats located in counties contiguous to the Ohio River must replicate historic Indiana steamboat passenger vessels of the nineteenth century. The Indiana Act does not limit the number of gaming positions allowed on each riverboat. The only limitation on the number of permissible patrons allowed is established by the U.S. Coast Guard Certificate of Inspection in the specification of the riverboat’s capacity. In 2005 the Indiana Act was amended to allow the Indiana Gaming Commission to adopt an alternative certification process if the U.S. Coast Guard discontinues issuing Certifications of Inspections to Indiana riverboats. On June 7, 2007, the Indiana Gaming Commission adopted the Guide for Alternate Certification of Continuously Moored, Self-Propelled, Riverboat Gaming Vessels in the State of Indiana. Vessels with an existing Certificate of Inspection operating as a dockside riverboat casino will be accepted as-is into the Alternative Certification program, subject to satisfactory completion of the United States Coast Guard procedures for becoming a Permanently Moored Vessel and a satisfactory inspection by ABS Consulting. Upon surrendering the United States Coast Guard Certificate of Inspection, rules and regulation of the Occupational Health and Safety Administration will apply to the vessel and its crew, including casino personnel.

The Indiana Gaming Commission, after consultation with the Corps, may determine those navigable waterways located in counties contiguous to Lake Michigan or the Ohio River that are suitable for riverboats. If the Corps rescinds approval for the operation of a riverboat gambling facility, the Riverboat Owner’s License issued by the Indiana Gaming Commission is void and the Riverboat Licensee may not commence or must cease conducting gambling operations.

An initial Riverboat Owner’s License runs for a period of five years. Thereafter, the license is subject to renewal on an annual basis upon a determination by the Indiana Gaming Commission that it continues to be eligible to hold a Riverboat Owner’s License pursuant to the Indiana Act and rules promulgated thereunder. After the expiration of the initial license, the Riverboat Owner’s License must be renewed annually with each Riverboat Licensee undergoing a complete reinvestigation every three years. The Indiana Gaming Commission reserves the right to investigate Riverboat Licensees at any time it deems necessary. The initial Riverboat Owner’s License for Casino Aztar was issued to Aztar Indiana Gaming Corp. (the “Casino Aztar Owner”) on December 8, 1995. The Casino Aztar Owner’s license was most recently renewed on December 5, 2006 and its next requisite reinvestigation will occur in December 2009. All licensees must apply for and hold all other licenses necessary for the operation of a riverboat gambling operation, including, but not limited to, alcoholic beverage licenses and food preparation licenses.

A Riverboat Owner’s License may not be leased, hypothecated or have money borrowed or loaned against it. An ownership interest in a Riverboat Owner’s License may only be transferred in accordance with the Indiana Act and rules promulgated thereunder.

The Indiana Act does not limit the amount a patron may bet or lose. Minimum and maximum wagers for each game are set by the Riverboat Licensee. Wagering may not be conducted with money or other negotiable currency. No person under the age of 21 is permitted to wager on or be present on a riverboat. Wagers may only be taken from a person present on the riverboat. All electronic gaming devices must pay out between eighty and 100% of the amount wagered. In May 2003, the Indiana General Assembly adopted legislation authorizing twenty-four hour operation for all Indiana riverboats upon application to, and approval by, the Indiana Gaming Commission. Casino Aztar subsequently commenced twenty-four hour gaming.

Pursuant to legislation adopted in May 2003, the Indiana Gaming Commission adopted rules to establish and implement a voluntary exclusion program that requires, among other things, (i) that persons who participate in the voluntary exclusion program be included on a list of persons excluded from all Indiana riverboats, (ii) that persons who participate in the voluntary exclusion program may not seek readmittance to Indiana riverboats, (iii) Riverboat Licensees must make reasonable efforts, as determined by the Indiana Gaming Commission, to cease all direct marketing efforts to a person participating in the voluntary exclusion program, and (iv) a Riverboat Licensee may not cash a check of, or extend credit to, a person participating in the voluntary exclusion program. The voluntary exclusion program does not preclude a Riverboat Licensee from seeking payment of a debt accrued by a person before entry into the voluntary exclusion program. The Indiana Gaining Commission has commenced the voluntary exclusion program and, as of January 2008, 2,241 individuals had requested voluntary exclusion from Indiana riverboats.

The Indiana General Assembly amended the Indiana Act in 2002 to allow riverboats to choose between continuing to conduct excursions or operate dockside. The Indiana Gaining Commission authorized riverboats to commence dockside operations on August 1, 2002. Casino Aztar opted to operate dockside and commenced dockside operations in August 2002. Pursuant to the legislation, the tax rate was increased from 20% to 22.5% during any time an Indiana riverboat does not operate dockside. For those riverboats that operate dockside, the following graduated tax rate is applicable: (i) 15% of the first $25 million of adjusted gross receipts, which we refer to as AGR; (ii) 20% of AGR in excess of $25 million, but not exceeding $50 million; (iii) 25% of AGR in excess of $50 million, but not exceeding $75 million; (iv) 30% of AGR in excess of $75 million, but not exceeding $150 million; and (v) 35% of AGR in excess of $150 million, but not exceeding $600 million; (vi) 40% of AGR in excess of $600 million. AGR is based on Indiana’s fiscal year (July I of one year through June 30 of the following year). The Indiana Act requires that Riverboat Licensees pay a $3.00 admission tax for each person. A riverboat that opts to continue excursions pays the admission tax on a per excursion basis while a riverboat that operates dockside pays the admission tax on a per entry basis. Legislation enacted in April 2007 provides the Indiana Gaming Commission with the authority to adopt rules to determine the point at which a patron is considered admitted to a riverboat. The Indiana Act provides for the suspension or revocation of a license whose owner does not timely submit the wagering or admission tax.

In April 2007 the Indiana General Assembly amended the manner in which riverboats are to be taxed for property tax purposes. Retroactive to March 1, 2006, riverboats are to be taxed based on the lowest valuation as determined by an application of each of the following methodologies: (i) cost approach; (ii) sales comparison approach; and (iii) income capitalization approach. Alternatively, the Riverboat Licensee and the respective Township Assessor may reach an agreement regarding the value of the riverboat. All Indiana state excise taxes, use taxes and gross retail taxes apply to sales made on a riverboat. In 2004, the Indiana Supreme Court ruled that vessels purchased out of the State of Indiana and brought into the State of Indiana would be subject to Indiana sales tax. Additionally, the Supreme Court declined to hear an Indiana Tax Court case that determined wagering tax payments made by a riverboat could not be deducted from the riverboat’s adjusted gross income.

The Indiana Gaming Commission is authorized to conduct investigations into gambling games, the maintenance of equipment, and violations of the Indiana Act as it deems necessary. The Indiana Gaming Commission may subject a Riverboat Licensee to fines, suspension or revocation of its license for any conduct that violates the Indiana Act, rules promulgated thereunder or that constitutes a fraudulent act.

A Riverboat Licensee must post a bond during the period of the initial five-year license in an amount the Indiana Gaming Commission deems will secure the obligations of a Riverboat Licensee for infrastructure and other facilities associated with the riverboat gambling operation and that may be used as payment to the local community, the state and other aggrieved parties. The bond must be payable to the Indiana Gaming Commission as obligee. The initial bond posted by the Casino Aztar Owner has been reduced as Casino Aztar met its obligations to the local community and the State. As a condition of relicensure, the Casino Aztar Owner must maintain a bond to meet general legal and financial obligations to the local community and the State. The Riverboat Licensee must carry insurance in types and amounts as required by the Indiana Gaming Commission.

By rule promulgated by the Indiana Gaming Commission, a Riverboat Licensee may not enter into or perform any contract or transaction in which it transfers or receives consideration that is not commercially reasonable or that does not reflect the fair market value of goods and services rendered or received. All contracts are subject to disapproval by the Indiana Gaming Commission and contracts should reflect the potential for disapproval.

The Indiana Act places special emphasis on minority and women business enterprise participation in the riverboat industry. The Indiana Gaming Commission recently hired consultants who performed a statistical analysis of the utilization of minority and women business enterprises by Riverboat Licensees. Based on the results of that statistical analysis, Riverboat Licensees must establish goals of expending 10.9% of the total dollars spent on construction expenditures with women business enterprises. The Indiana Gaming Commission encourages the purchase of goods and services in the following categories from minority and women business enterprises based on the capacity measurement determined by the statistical analysis: (i) 23.2% with minority-owned construction firms; (ii) 4.2% with minority-owned procurement firms; (iii) 2.5% with women-owned procurement firms; (iv) 11.2% with minority-owned professional services firms; (v) 7.8% with women-owned professional services firms; (vi) 2.9% with minority-owned firms; and (vii) 1.8% with other women-owned firms. Riverboat Licensees may be subject to a disciplinary action for failure to meet the minority and women business enterprise expenditure goals.

By rule promulgated by the Indiana Gaming Commission, a Riverboat Licensee or affiliate may not enter into a debt transaction in excess of $1 million without the prior approval of the Indiana Gaming Commission. A debt transaction is any transaction that will result in the encumbrance of assets. Unless waived, approval of debt transactions requires consideration by the Indiana Gaming Commission at two business meetings. The Indiana Gaming Commission, by resolution, has authorized the Executive Director, subject to subsequent approval by the Indiana Gaining Commission, to approve debt transactions after a review of the documents and consultation with the Chair and the Indiana Gaming Commission’s outside financial analyst.

A rule promulgated by the Indiana Gaming Commission requires the reporting of currency transactions to the Indiana Gaming Commission after the transactions are reported to the federal government. Indiana rules also require that Riverboat Licensees track and maintain logs of transactions that exceed $3,000. The Indiana Gaming Commission has promulgated a rule that prohibits distributions, excluding distributions for the payment of taxes, by a Riverboat Licensee to its partners, shareholders, itself or any affiliated entity if the distribution would impair the financial viability of the riverboat gaming operation. The Indiana Gaming Commission has also promulgated a rule mandating Riverboat Licensees to maintain a cash reserve to protect patrons against defaults in gaming debts. The cash reserve is to be equal to a Riverboat Licensee’s average payout for a three-day period based on the riverboat’s performance the prior calendar quarter. The cash reserve can consist of cash on hand, cash maintained in Indiana bank accounts and cash equivalents not otherwise committed or obligated.

The Indiana Act prohibits contributions to a candidate for a state legislative or local office or to a candidate’s committee or to a regular party committee by:

•	a person who owns at least 1% of a Riverboat Licensee;

•	a person who is an officer of a Riverboat Licensee;

•	a person who is an officer of a person that owns at least 1% of a Riverboat Licensee; or

•	a person who is a political action committee of a Riverboat Licensee.

The prohibition against political contributions extends for three years following a change in the circumstances that resulted in the prohibition.

Individuals employed on a riverboat and in certain positions must hold an occupational license issued by the Indiana Gaming Commission. Suppliers of gaming equipment and gaming or revenue tracking services must hold a supplier’s license issued by the Indiana Gaming Commission. By rule promulgated by the Indiana Gaming Commission, Riverboat Licensees who employ non-licensed individuals in positions requiring licensure or who purchase supplies from a non-licensed entity may be subject to a disciplinary action.

Internal Revenue Service Regulations

The Internal Revenue Service requires operators of casinos located in the United States to file information returns for U.S. citizens, including names and addresses of winners, for keno, bingo and slot machine winnings in excess of stipulated amounts. The Internal Revenue Service also requires operators to withhold taxes on some keno, bingo and slot machine winnings of nonresident aliens. Resorts is unable to predict the extent to which these requirements, if extended, might impede or otherwise adversely affect its operations.

Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department and the Nevada Gaming Authorities require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation began in May 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States which are exempt from the ambit of these regulations.

Other Laws and Regulations

The sale of alcoholic beverages at Eldorado-Reno, Eldorado-Shreveport and Silver Legacy are subject to licensing, control and regulation by applicable local regulatory agencies. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any license, and any disciplinary action could, and revocation would, have a material adverse effect upon Resorts’ operations.

Eldorado-Reno, Eldorado-Shreveport and Silver Legacy are subject to extensive state and local regulations and, on a periodic basis, they must obtain various licenses and permits, including those required to sell alcoholic beverages. Resorts believes that it has obtained all required licenses and permits and that its business is conducted in substantial compliance with applicable laws.

Environmental Matters

As is the case with any owner or operator of real property, Resorts is subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Federal, state and local environmental laws and regulations also impose liability on potentially responsible parties, including the owners or operators of real property, to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed of or released. Resorts does not have environmental liability insurance to cover such events.

In 1998 Silver Legacy received reimbursement and indemnification from Chevron Company USA of $750,000 for petroleum contamination identified on Silver Legacy property. In addition, reimbursement for some of the expenditures has been, and further reimbursement may be, obtained from the State of Nevada Petroleum Fund which has been established to reimburse parties for costs incurred in clean-up of underground storage tank related contamination. In 2005 Resorts demolished two motels it owned across the street from and west of Eldorado-Reno. It was determined that contamination of the soil existed and Resorts sought and received reimbursement from the State of Nevada Petroleum Fund for expenditures of approximately $20,000 incurred in the clean-up relating to the contamination.

Groundwater in the vicinity of the Eldorado-Reno property is also contaminated by a chlorinated solvent known as perchloroethylene or “PCE.” This contaminant is widespread in the Reno/Sparks area. The Central Truckee Meadows Remediation District, encompassing much of the cities of Reno and Sparks, was established pursuant to state legislation to address this contamination. The Central Truckee Meadows Remediation District is managed by Washoe County under the direction of the Nevada Division of Environmental Protection, and is currently conducting investigations and developing a remediation plan. Funding for the Central Truckee Meadows Remediation District is provided through assessments to water customers which are calculated on the basis of water use. The annual assessment to Eldorado-Reno is currently $150, plus an additional sum based on the amount of water used, which in its most recent annual assessment amounted to approximately $13,200. It is possible that additional assessments may be made against properties that receive special benefits from the Central Truckee Meadows Remediation District, such as clean-up of contamination affecting a specific parcel. The legislation implementing this program exempts property owners who did not cause or contribute to the contamination from civil and criminal liability for the cost of remediation and any related damages, except to the extent of unpaid assessments. Resorts does not believe that Eldorado-Reno has contributed to this solvent contamination, however, Resorts expect that Eldorado-Reno will be required to allow the Central Truckee Meadows Remediation District access to its property for continued investigation.

Asbestos has been determined to be present in the acoustic ceilings of approximately 216 of Eldorado-Reno’s older hotel rooms. Removal of the asbestos will be required only in the event of the demolition of the affected rooms or if the asbestos is otherwise disturbed. At this time, management has no plans to renovate or demolish the affected rooms in a manner that would require removal of the asbestos.

The possibility exists that additional contamination, as yet unknown, may exist at Eldorado-Reno or Silver Legacy. In all cases, however, Resorts believes that any such contamination would have arisen from activities of prior owners or occupants, or from offsite sources and not as a result of any of its actions or operations. Resorts does not believe that its expenditures for environmental investigations or remediation will have a material adverse effect on its financial condition or results of operations.

In addition to the annual assessments referred to above, Resorts has expended approximately $932,000 in connection with environmental matters from January 1, 1993 through December 31, 2007, of which approximately $775 was expended during 2007 and approximately $17,000 was expended in 2006. Approximately $171,000 was expended in 2005, primarily due to the aforementioned demolition of two motels, both of which contained asbestos, in order to provide a surface parking lot.

Seasonality

Hotel/casino operations in the Reno market are subject to seasonal variation, with the strongest operating results generally occurring in the third quarter of each year and the weakest results generally occurring during the period from November through February. Variations occur when weather conditions make travel to Reno by visitors from northern California and the Pacific Northwest difficult.

Hotel/casino operations in the Shreveport/Bossier City market are subject to slight seasonal variations, with the strongest operating results generally occurring in the first quarter of each year and the weakest results generally occurring during the fourth quarter. Results at Eldorado-Shreveport during 2006 and 2005 varied from the historic pattern due to uncertainties prior to the early third quarter 2005 confirmation of the plan of reorganization pursuant to which two wholly owned subsidiaries of Resorts acquired, in the aggregate, a 76.4% interest in the Louisiana Partnership and the operating and physical changes at Eldorado-Shreveport subsequent to the change in ownership.

Employees

As of December 31, 2007, there were approximately 1,809 employees at Eldorado-Reno and approximately 1,402 employees at Eldorado-Shreveport. At that date there were approximately 2,110 employees at Silver Legacy. A substantial majority of the employees at each property are nonmanagement personnel. The number of people employed at any time at either of the Reno properties is subject to seasonal fluctuation. None of the employees at Eldorado-Reno, Eldorado-Shreveport or Silver Legacy are covered by a collective bargaining agreement. Resorts believes that employee relations at Eldorado-Reno, Eldorado-Shreveport and Silver Legacy are excellent.

Factors that May Affect the Company’s Future Results

Certain information included in this report (as well as information included in oral statements or other written statements made or to be made by the Company) contains or may contain forward-looking statements which can be identified by the fact that they do not relate strictly to historical or current facts. The Company has based these forward-looking statements on its current expectations about future events. These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or similar expressions.

These statements include information relating to capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition.

Any or all of the forward-looking statements in this report and in any other public statements the Company makes may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this report, such as government regulation and the competitive environment, will be important in determining the Company’s future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements.

The Company undertakes no obligation to update any forward looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in the Company’s subsequent quarterly and annual reports should be consulted. The following discussion of risks, uncertainties and possible inaccurate assumptions relevant to the Company’s business includes factors the Company believes could cause its actual results to differ materially from expected and historical results. Other factors beyond those listed below could also adversely affect the Company.

•

As described under “Competition,” in this Item 1, Eldorado-Reno, Silver Legacy and Eldorado-Shreveport operate in very competitive environments. The growth in the number of hotel rooms and/or casino capacity in Reno, Nevada or Shreveport, Louisiana or the spread of legalized gaming in other jurisdictions, including the growth of Native American gaming in northern California and the northwestern United. States, could negatively affect future operating results.

•

As discussed under “Nevada Regulation and Licensing” and “Louisiana Regulation and Licensing” in this Item 1, Eldorado-Reno’s, Silver Legacy’s and Eldorado-Shreveport’s gaming operations are highly regulated by governmental authorities in Nevada or Louisiana, and Resorts’ future operations may be significantly impacted by this regulation.

•	Changes in applicable gaming, tax or other laws or regulations could have a significant effect on the operations of Eldorado-Reno, Silver Legacy and Eldorado-Shreveport.

•

Eldorado-Reno’s, Silver Legacy’s and Eldorado-Shreveport’s operations are affected by changes in general economic and market conditions nationally as well as such conditions in the respective areas where their operations are conducted and in those areas where their customers live, including, in the case of Eldorado-Reno and Silver Legacy, California, and, in the case of Eldorado-Shreveport, Texas.

•

Security concerns or terrorist activity, including any future security alerts and/or terrorist attacks similar to those that occurred on September 11, 2001 could adversely affect the operations of Eldorado-Reno, Silver Legacy and Eldorado-Shreveport.

•

The highway between Reno and northern California, where a large number of Eldorado-Reno’s and Silver Legacy’s customers reside, experience winter weather conditions from time to time that limit the number of customers who visit Reno during such periods.

•

The concentration of all of Resorts’ operations in Reno and Shreveport poses a risk that is not applicable to more geographically diversified gaming companies. Any economic, weather or other conditions which adversely impact gaming operations in Reno or Shreveport will impact a significant portion of Resorts’ operations.

•

The gaming industry represents a significant source of tax revenues to the state, county and local jurisdictions in which gaming is conducted and, in 2003, Nevada increased the state taxes Resorts pays. From time to time, various state and federal legislators and officials have proposed a variety of changes in tax laws, or in the administration of those laws, affecting the gaming industry, including a federal gaming tax.

•	The interest rate on a portion of Resorts’ debt is subject to fluctuation based on changes in short-term interest rates. Interest expense could increase as a result of this factor.

•

Claims have been brought against Resorts in various legal proceedings, and additional legal and tax claims will likely arise from time to time. While the Company believes that the ultimate disposition of current matters will not have a material impact on its financial condition or results of operations, it is possible that Resorts’ cash flows and results of operations could be adversely affected from time to time by the resolution of one or more of these contingencies.

•

There is intense competition to attract and retain management and key employees in the gaming industry. The operations at Eldorado-Reno, Silver Legacy or Eldorado-Shreveport could be adversely affected in the event of the inability to recruit or retain key personnel.

ITEM 2.	DESCRIPTION OF PROPERTY.

The Company

The Company owns no real property. But, upon the closing of the Resorts transaction on December 14, 2007, the Company acquired an indirect equity interest in Resorts which directly or indirectly, through the Louisiana Partnership and Silver Legacy Joint Venture, holds interests in real property.

Resorts

Eldorado-Reno is situated on an approximately 159,000 square foot parcel at 345 North Virginia Street, Reno, Nevada. Resorts owns the entire parcel, except for approximately 30,000 square fee which is leased from C, S and Y Associates, a general partnership of which Donald Carano is a general partner. The lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 and (ii) an amount based on a decreasing percentage of Eldorado-Reno’s gross gaming revenues ranging from 3.0% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75.0 million. Rent in 2007 totaled approximately $633,000. Substantially, all of Resorts’ real property and the related personal property (including Eldorado-Reno, a 31,000 square foot parcel of property across the street from and west of Eldorado-Reno and two adjacent parcels totaling an additional 18,687 square feet) is subject to encumbrances securing the repayment of Resorts’ senior secured revolving credit facility (as amended, the “Resorts Credit Facility”), which provides for borrowing from time to time of up to $30 million and terminates on February 28, 2011. At December 31, 2007, the indebtedness outstanding under Resorts Credit Facility was $12.0 million.

Silver Legacy Joint Venture

Silver Legacy is owned by Silver Legacy Joint Venture, a Nevada general partnership of which a 96%-owned subsidiary of Resorts is a 50% partner. Silver Legacy is situated on two neighboring parcels of land, located at 407 North Virginia Street and 411 North Sierra Street in Reno, Nevada. Silver Legacy Joint Venture owns both parcels, comprising 118,167 and 119,927 square feet, respectively. As of December 31, 2007 both parcels and the improvements located thereon were encumbered by liens securing the indebtedness incurred under Silver Legacy Joint Venture’s senior credit facility (the “Silver Legacy Credit Facility”) and the indebtedness evidenced by $160 million principal amount of 10-1/8% mortgage notes due 2012 co-issued by Silver Legacy Joint Venture and its wholly owned subsidiary, Silver Legacy Capital Corp. (the “Silver Legacy Notes”). At December 31, 2007, the aggregate principal amount of the indebtedness secured by these liens totaled $160.0 million.

Louisiana Partnership

The Louisiana Partnership, a Louisiana general partnership in which two wholly owned subsidiaries of Resorts own all of the partnership interest (other than certain rights associated with the “Preferred Capital Contribution Amount” and “Preferred Return” (as these terms are defined in the partnership agreement)), leases approximately nine acres of land in Shreveport, Louisiana on which Eldorado-Shreveport was constructed. Eldorado-Shreveport consists of a 403-room, all-suite hotel and a three-level riverboat dockside casino that contains approximately 59,000 square feet of space. Eldorado-Shreveport’s centerpiece is a 170,000 square foot land-based pavilion housing restaurants and entertainment amenities. An 85-foot wide seamless entrance connects the casino to the land-based pavilion on all three levels resulting in the feel of a land-based casino. The Louisiana Partnership also leases other properties in the Shreveport area for office space, employee parking and storage. At December 31, 2007, substantially all of the Louisiana Partnership’s assets, including Eldorado-Shreveport, were subject to liens securing the repayment of $155,616,000 principal amount of 10% notes due 2012 co-issued by the Louisiana partnership and a wholly owned subsidiary of the Louisiana Partnership (the “Shreveport Notes”), including $31,133,250 principal amount of Shreveport Notes acquired by Resorts in consideration of its issuance to the Company of a new 14.47% interest in Resorts on December 14, 2007.

ITEM 3.	LEGAL PROCEEDINGS.

As of the date of this report, the Company is not a party to any pending legal proceeding and to its knowledge, no action, suit or proceeding against it has been threatened by any person.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

Part II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

No established public trading market exists for the Company’s membership units. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company’s membership units.

The only classes of equity securities of the Company currently outstanding are its Class A Units, which is the Company’s only class of voting securities, and its Class B Units. As of the date of this report, VoteCo is the holder of record of one Class A Unit, which is the only Class A Unit issued and outstanding, and InvestCo is the only holder of record of the Company’s 9,999 Class B Units.

The Company has not in the past paid, and does not expect to pay in the foreseeable future, any dividends or other distributions with respect to its membership units.

Reference is made to the information appearing under the caption “Equity Compensation Plans” in Item 11 of this report, which information is incorporated in this Item 5 by this reference.

Recent Sales of Unregistered Securities

Pursuant to a subscription agreement dated May 31, 2007, the Company issued one Class A Unit to VoteCo without registration under the Securities Act of 1933 (the “1933 Act”) in reliance on the exemption provided by Section 4(2) of the 1933 Act in exchange for a cash capital contribution of $3,806. Pursuant to a subscription agreement dated May 31, 2007, the Company also issued 9,999 Class B Units to InvestCo without registration under the 1933 Act in reliance on the exemption provided by Section 4(2) of the 1933 Act in exchange for a capital contribution of $38,045,354 principal amount of Shreveport Bonds and 11,000 shares of preferred equity stock of Shreveport Gaming Holdings, Inc. The Class A Unit and the Class B Units were issued in reliance on the respective agreements of the subscribers that the units were being acquired for investment with no intention to resell the units without registration under the 1933 Act. Other than the aforementioned issuances of the Class A Unit and the Class B Units, the Company has not, since the date of its formation, issued any other securities. VoteCo and InvestCo are the sole members of the Company.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE COMPANY

Overview

The following management’s discussion and analysis relates to the Company’s financial statements and notes thereto included in Item 7 of this report.

The Company and its subsidiaries were formed as legal entities on January 8, 2007 for the primary purpose of holding equity, directly or indirectly through affiliates, in one or more entities related to the gaming industry, and to exercise the rights, and manage the distributions received, in connection with those holdings and has incurred costs (primarily professional fees) in connection with the Purchase Agreement pursuant to which our affiliate, NGA AcquisitionCo, LLC, acquired a 17.0359% interest in Resorts (see note to the Company’s consolidated financial statements included in Item 7 hereof), including applications by the Company and certain of its subsidiaries and beneficial owners for licensure with gaming regulatory authorities in Nevada and Louisiana.

The financial statements presented reflect the activity of the Company’s only assets, the investments associated with Resorts, which, from August 1, 2006 (inception) until the acquisition of the interest in Resorts on December 14, 2007, consisted principally of bonds and preferred securities, which are reflected as of the approximate fair value since the date of the Letter of Intent between Resorts and Newport Global in November 2006, and, since the acquisition of the interest in Resorts on December 14, 2007, consists of the acquired interest in Resorts. The related statements of operations reflect the interest earned by Newport Global associated with the Resorts investment since August 2006 and any other direct expenses associated with the Resorts transaction.

The Company has had no revenue generating business since inception and its current business plan consists primarily of its 17.0359% equity interest in Resorts.

Year Ended December 31, 2007 Versus Five Months Ended December 31, 2006

Interest income for the year ended December 31, 2007 was $3.5 million compared to $1.6 million for the five months ended December 31, 2006. The difference was primarily attributable to the shorter holding period of the bonds and preferred securities during 2006 when compared with 2007. Included in operations in 2007 is the Company’s percentage of the estimated net consolidated loss of $0.06 million for the 17 days of 2007 that the Company owned its interest in Resorts. Moreover dividend income for 2007 totaled $0.06 million compared to none for 2006 as the preferred securities did not make its first cash payment until 2007. In addition, the Company recorded a gain on marketable securities of approximately $2.0 million in 2007 compared to no gain the prior year.

Expenses increased approximately $1.0 million for the year ended December 31, 2007 compared with the five months ended December 31, 2006 as the Company incurred the majority of the costs associated with the acquisition of its ownership interest in Resorts during 2007.

The provision for income taxes totaled approximately $0.7 million for 2007 compared to no provision for 2006.

Net income rose from approximately $1.4 million for the five months ended December 31, 2006 to $3.7 million for the year ended December 31, 2007. The improvement was attributable to the combination of increased interest income, resulting from the afore mentioned longer holdings period for the bonds during 2007, and the gain on marketable securities during 2007 when compared to 2006. The growth in income more than offset the increase in expenses during the comparative periods.

Liquidity and Capital Resources

During the period from August 1, 2006 (inception) through December 31, 2006, the Company incurred costs associated with its acquisition of its interest in Resorts totaling approximately $0.2 million; while during the year ended December 31, 2007, these costs incurred by the Company totaled approximately $0.2 million. These costs were funded by Newport. During the year ended December 31, 2008, the Company expects to incur additional costs of approximately $0.2 million associated with the Company’s ownership of its interest in Resorts. These costs will be funded by Newport on behalf of NGA HoldCo.

The Company did not incur any material expense in 2006 related to procurement of its gaming and related licenses in Nevada and Louisiana. For the year ended December 31, 2007, however, the Company incurred costs associated with obtaining gaming and related licenses in Nevada and Louisiana totaling $0.6 million and $0.05 million, respectively. For the year ended December 31, 2008, the Company expects to incur additional costs of approximately $0.2 million associated with maintaining its licenses in Nevada and Louisiana. These costs will also be funded by Newport on behalf of NGA HoldCo.

Critical Accounting Estimates and Policies

Investment Valuation

As of December 31, 2006, the Company classified its investments in the Eldorado Shreveport Investments as trading as defined in Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and reported them at fair value. The preferred shares were not traded in a formal exchange and are therefore considered over the counter securities, and as such, these securities are traded by broker dealers who negotiate directly with one another. As of December 31, 2006, the fair value of the bonds was determined by an independent third party.

Investment in Resorts

The Company accounts for its 17.0359% investment in Resorts using the equity method of accounting in accordance with Emerging Issues Task Force (“EITF”) D-46 “Accounting for Limited Partnership Investments”. The Company considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary, then a write-down would be recorded to estimate fair value.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142 and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As of December 31, 2007, the Company is currently evaluating the impact of FAS 157.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141 to have a significant impact on the Company’s results of operations or financial position since there has been no recent acquisitions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company

Off Balance Sheet Arrangements

The Company currently has no off-balance sheet arrangements.

ELDORADO RESORTS LLC

Resorts’ financial statements are not consolidated with the financial statements of the Company and are included herein, along with the following discussion, to assist investors in understanding the Company.

The terms “we”, “us” and “our”, as used in the following management’s discussion and analysis refer to Eldorado Resorts LLC and its consolidated subsidiaries except where the context otherwise requires. When we use the term “Resorts” it refers only to Eldorado Resorts LLC. These terms, as used in this management’s discussion and analysis, do not include our unconsolidated joint ventures unless the context otherwise requires.

Overview

Resorts, which was formed in June 1996, owns and operates the Eldorado Hotel & Casino (the “Eldorado-Reno”), a premier hotel/casino and entertainment facility in Reno, Nevada and manages Eldorado Casino Shreveport, an all suite art deco-style hotel and a tri-level riverboat dockside casino complex situated on the Red River in Shreveport, Louisiana (the “Eldorado-Shreveport”). Resorts’ 96% owned subsidiary, Eldorado Limited Liability Company, a Nevada limited liability company (“ELLC”), owns a 50% interest in a general partnership (the “Silver Legacy Joint Venture”) which owns the Silver Legacy Resort Casino (the “Silver Legacy”), a major, themed hotel/casino located adjacent to Eldorado-Reno. Resorts also owns a 21.25% interest in Tamarack, a small casino in south Reno.

Eldorado Capital Corp., a wholly owned subsidiary of Resorts (“Eldorado Capital”) was established solely for the purpose of serving as a co-issuer of 10 1/2% Senior Subordinated Notes due 2006 issued by Resorts and Eldorado Capital (the “10 1/2% Notes”). Eldorado Capital also served as a co-issuer of 9% senior notes due 2014 issued by Resorts and Eldorado Capital on April 20, 2004 (the “9% Notes”). Eldorado Capital holds no significant assets and conducts no business activity.

Two Nevada limited liability companies wholly owned by Resorts, Eldorado Shreveport #1, LLC (“ES#1”) and Eldorado Shreveport #2, LLC (“ES#2” and, collectively with ES#1, the “Investors”), Resorts and Hollywood Casino Shreveport, a then unaffiliated Louisiana general partnership (the “Louisiana Partnership”), entered into an Investment Agreement dated as of October 18, 2004 (the “Investment Agreement”) pursuant to which the Investors agreed to acquire a controlling general partnership interest (representing all of the voting interests) in the Louisiana Partnership, which owns and operates Eldorado-Shreveport. Pursuant to a Joint Plan of Debtors and Bondholders Committee (the “Plan”) confirmed by the United States Bankruptcy Court, Western District of Louisiana, Shreveport Division (Case No. 04-13259), on July 22, 2005, ES#1 and ES#2 acquired 74% and 1%, respectively, of the partnership interests of the Louisiana Partnership, representing all of the voting partnership interests of the Louisiana Partnership, for $5.0 million in cash. On the same date, ES#1, the managing general partner of the Louisiana Partnership, also acquired 55,006 shares of the common stock of Shreveport Gaming Holdings, Inc., an unaffiliated Delaware corporation which then owned a 25% non-voting partnership interest in the Louisiana Partnership (“SGH”), for $1,266,667 and exercised its option to convert the shares into (i) an additional 1.4% non-voting partnership interest in the Louisiana Partnership and (ii) the right to distributions by the Louisiana Partnership in respect of $1.12 million of the “Preferred Capital Contribution Amount” and the “Preferred Return” in respect of such Preferred Capital Contribution Amount (each as defined in the Louisiana Partnership’s Fifth Amended and Restated Partnership Agreement). Pursuant to the Plan, on July 21, 2005, the Louisiana Partnership and its wholly owned subsidiary, Shreveport Capital Corporation, a Louisiana corporation (“Shreveport Capital” and collectively with the Louisiana Partnership, the “Shreveport Issuers”) co-issued $140 million aggregate principal amount of 10% First Mortgage Notes due 2012 (the “New Shreveport Notes”) and the Shreveport Issuers’ previously outstanding $150 million aggregate principal amount of 13% First Mortgage Notes due 2006 with Contingent Interest and $39 million aggregate principal amount of 13% Senior Secured Notes due 2006 with Contingent Interest were cancelled. Resorts acquired ES#1 and ES#2 from Donald L. Carano and Gary L. Carano for $2.0 million, representing their cost, pursuant to a membership units option agreement dated September 28, 2004, by and among Donald L. Carano, Gary L. Carano and Resorts. The membership interests in ES#1 and ES#2 were originally held by Donald L. Carano and Gary L. Carano because it was anticipated that the Shreveport transactions would be consummated prior to Resorts’ receipt of the requisite approvals it would need from the Louisiana Gaming Control Board in order to acquire an interest in the Louisiana Partnership. As of December 31, 2007, Resorts’ investment in ES#1 and ES#2, including the consideration paid for the acquisition of the membership interests in these entities and additional capital contributions, totaled $6.3 million. As a result of the closing on March 20, 2008 of the Louisiana Partnership’s call of the other 23.6%

partnership interest held by an unaffiliated third party, ES#1 and ES#2 now own all of the partnership interests in the Louisiana Partnership other than the selling partners’ rights relating to its “Preferred Capital Contribution Amount” and its “Preferred Return” (as those terms are defined in the partnership agreement).

Resorts accounts for its investment in the Silver Legacy Joint Venture, Tamarack and MindPlay (an entity which sold all of its assets in February 2004) utilizing the equity method of accounting. Resorts’ consolidated net income (loss) includes its proportional share of the net income (loss) of the Silver Legacy Joint Venture, Tamarack and MindPlay.

General

The following management discussion and analysis relates to Resorts’ consolidated financial statements and the notes thereto included elsewhere in this annual report. These financial statements reflect the operating activities of Eldorado-Shreveport from the date of acquisition, July 22, 2005 (the “Effective Date”), through December 31, 2007. All significant intercompany accounts and transactions have been eliminated in consolidation.

Critical Accounting Policies

Our discussion and analysis of our results of operations and financial condition that follows are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Because of the uncertainty inherent in these matters, there is no assurance that actual results will not differ from our estimates used in applying the following critical accounting policies.

Property and Equipment and Other Long-Lived Assets

Property and equipment is recorded at cost and is depreciated over its estimated useful life. Judgments are made in determining estimated useful lives and salvage values of these assets. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of assets. We review depreciation estimates and methods as new events occur, more experience is acquired, and additional information is obtained that would possibly change our current estimates. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset is compared to its carrying value to determine whether an impairment exists. If it is determined that the asset is impaired based on expected future cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized. At December 31, 2006 and 2007, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

Resorts’ intangible assets include our gaming license and customer relationships. We have assigned a value of $19.7 million to our gaming license to operate in Louisiana. Our operations are dependent on the Louisiana Partnership’s continued licensing by the Louisiana Gaming Control Board. In assessing the recoverability of the carrying value of our license, we must make assumptions regarding future cash flows, gaming taxes and the costs of continued licensing. If these estimates or the related assumptions change in the future, we may be required to record impairment losses with respect to this asset. Such impairment loss would be recognized as a non-cash component of operating income.

Resorts’ has assigned a value of $2.0 million to its customer relationships in Louisiana, which are being amortized on a straight-line basis over a five-year period. In assessing the recoverability of the carrying value of our customer relationships, we must make assumptions regarding future cash flows and the pattern of customer visits. If these estimates or the related assumptions change in the future, we may be required to record impairment losses with respect to this asset. Such impairment loss would be recognized as a non-cash component of operating income.

Reserve for Uncollectible Accounts Receivable

We reserve an estimated amount for receivables that may not be collected. Methodologies for estimating bad debt reserves range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for bad debts.

Self Insurance Reserves

Eldorado-Reno and Eldorado-Shreveport are self insured for their group health and workmen’s compensation programs. We utilize historical claims information provided by our third party administrators to make estimates for known pending claims as well as claims that have been incurred, but not reported as of the balance sheet date. In order to mitigate our potential exposure, we have an individual claim stop loss policy on our group health claims and an aggregate stop loss policy on our workmen’s compensation claims. If we become aware of significant claims or material changes affecting our estimates, we would increase our reserves in the period in which we made such a determination and record the additional expense.

Players’ Club Point Liability

Our players’ club allows customers to earn “points” based on the volume of their gaming activity. Under the terms of our program, these points are redeemable for certain complimentary services, at their discretion, including rooms, food, beverage, retail and entertainment tickets. We accrue the expense for unredeemed complimentaries, after consideration of estimated breakage, as they are earned. The value of the cost to provide the complimentaries is expensed as earned and is included in casino expense on our consolidated income statement. To arrive at the estimated cost associated with our players’ club, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which the points will be redeemed. We use historical data to assist in the determination of estimated accruals.

Litigation, Claims and Assessments

We utilize estimates for litigation, claims and assessments. These estimates are based on our knowledge and experience regarding current and past events, as well as assumptions about future events. If our assessment of such a matter should change, we may have to change the estimates, which may have an adverse effect on our financial position, results of operations or cash flows. Actual results could differ from these estimates.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, we do not expect the adoption of SFAS 160 to have a significant impact on the Company’s results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations (“SFAS 141R”).” This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements” (see below). We are currently evaluating whether to adopt the fair value option under this SFAS No. 159 and evaluating what impact such adoption would have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142 and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

Factors Impacting Operating Trends

Our marketing strategy is designed to take advantage of our proximity to the large population base of the greater San Francisco, Sacramento and Dallas/Ft. Worth metropolitan areas and other major markets by targeting the local day-trip market and by utilizing our hotel rooms to expand our patron mix to include overnight visitors. We also coordinate our restaurant and entertainment promotions to encourage overnight stays. By utilizing the data in our casino information systems, we are able to identify our premium patrons, encourage their participation in our casino player’s card program and design promotions and special events to target this market.

Expansion of Native American Gaming

A significant portion of Resorts’ revenues and operating income are generated from patrons who are residents of northern California and northern Texas, and as such, our operations have been adversely impacted by the growth in Native American gaming in northern California and, to a lesser extent, in Oklahoma. In addition to existing gaming facilities, several Native American tribes have announced that they are in the process of developing or are considering establishing large-scale gaming facilities in northern California. Management believes the greatest impact from Native American gaming to Resorts’ customer base is to its day-trippers, those patrons whose visit is for one day and does not include an overnight stay. These customers are typically not tracked players, as they tend not to be as loyal a customer as those who visit for more than one day at a time.

Most Native American tribes in California currently may operate up to 2,000 slot machines, and up to two gaming facilities may be operated on any one reservation. The number of machines the tribes are allowed to operate may increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive the requisite approvals, such as has been the case with respect to a number of new or amended compacts that have been executed and approved. For example, in September 2004, the Thunder Valley Casino received approval of amendments to its compact allowing for approximately 800 additional machines which were placed in operation during the fourth quarter of 2004 and increased the number of machines at this property to approximately 2,700.

In April 2007, the California Senate approved amendments to the compacts of five Native American tribes. In June 2007, the California Assembly approved four of these five compacts which increased the number of slot machines permitted to be operated by two of the four tribes from 2,000 to 5,000 each and increased the number that may be operated by each of the other two tribes from 2,000 to 7,500 each. California voters approved these four gaming referendums on their statewide ballot on February 5, 2008. Management believes that the increase in the number of slot machines permitted to be operated by the four tribes will not significantly impact Eldorado’s and Silver Legacy’s operations since the casinos operated by those tribes are located in southern California. However, similar modifications to the compacts of tribes that operate casinos in central or northern California, where the largest number of slot machines currently permitted to be operated by a tribe is 2,700, could have a material adverse impact on our operations, depending on the number of tribes securing modification of their compacts, the number of additional machines permitted and the locations of the properties utilizing the additional machines.

We believe the continued growth of Native American gaming establishments, including the addition of hotel rooms and other amenities, could continue to place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

Although casino gaming is currently not permitted in Texas, the Texas legislature has from time to time considered proposals to authorize casino gaming. In July 2003, the Chickasaw Nation announced the opening of WinStar Casinos, a Las Vegas-style, 110,000-square-foot gaming facility located in Oklahoma approximately 60 miles north of the Dallas/Fort Worth area. Although gaming in Oklahoma is limited by law to Class II-type games, which games have previously been technologically incapable of offering a similar entertainment experience to our Class III-type games, recent innovations have allowed the Class II-type product to compete much more effectively than in the past. In November 2004, voters in Oklahoma approved several ballot initiatives which, when fully implemented, will (1) allow Class II-type games at three Oklahoma racetracks, the closest of which is approximately 200 miles from the Dallas/Fort Worth area; (2) allow several new electronic gaming devices, including video poker, that are defined as “games of skill” at native-American casinos; and (3) allow certain “player-pooled” table games such as poker and blackjack at native-American casinos. Since Eldorado-Shreveport draws a significant amount of its customers from the Dallas/Fort Worth area, but is located approximately 190 miles from that area, we believe we will continue to face increased competition at Eldorado-Shreveport from the WinStar Casinos and similar types of facilities in the markets from which Eldorado-Shreveport draws its customers.

Severe Weather

Eldorado-Reno’s operations are subject to seasonal variation, with the weakest results generally occurring during the winter months. Variations occur when weather conditions make travel to Reno by visitors from northern California, our main feeder market, difficult. From January through April of 2005, our region experienced extremely poor weather, including 100-year record snowfall. In addition, our New Year’s Eve, which historically generates significant revenues, was negatively impacted by highway road closures due to flooding during the last week in December 2005. During March 2006, northern California experienced record rainfall causing flooding and mudslides which caused several highway closures. As a result, there was a significant adverse affect on our hotel occupancy and slots, table games, and restaurant volume during these months. Weather conditions were not out of the ordinary in 2007 although the Reno area and the nearby mountain passes have experienced an especially large amount of snowfall in the first part of 2008, which has negatively impacted business levels.

Major Bowling Tournament in the Reno Market

The National Bowling Stadium, located one block from Eldorado-Reno, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two of every three years through 2018. Historically, these bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited the downtown area. In 2007, the United States Bowling Congress (“USBC”) tournament was held in the downtown Reno area over the period from mid-February through June. Both men and women bowlers participated in the USBC Open Tournament which attracted approximately 80,000 bowlers to the Reno market during the tournament period. In 2006, the USBC Women’s Tournament took place from mid-March through the first week of July and brought approximately 50,000 bowlers to downtown Reno. The absence of a major bowling tournament during the first half of 2005 negatively impacted our non-gaming revenues, and to a lesser extent our casino revenues during that period. The absence of a major bowling tournament in 2008 is anticipated to have a negative impact on operations in the first half of 2008. The USBC Women’s Tournament and USBC Open Tournament will return to the Reno market in 2009 and 2010, respectively.

Other Factors Affecting Results of Operations

Our operating results are highly dependent on the volume of customers visiting and staying at our resorts. Key volume indicators include table games drop and slot handle, which refer to amounts wagered by our customers. The amount of volume we retain, which is not fully controllable by us, is recognized as casino revenues and is referred to as our win or hold. In addition, hotel occupancy and price per room designated by average daily rate (“ADR”) are key indicators for our hotel business.

Summary Financial Results

Net Revenues

The following table highlights the results of our operations (dollars in thousands):

	Year ended December 31, 2007	Percent Change	Year ended December 31, 2006	Percent Change	Year ended December 31, 2005
Net revenues	$285,136	1.4%	$281,075	47.2%	$190,947
Operating expenses	259,726	1.8%	255,015	42.5%	178,930
Equity in income of unconsolidated affiliates	5,610	(0.1)%	5,614	159.1%	2,166
Loss on sale/disposition of long-lived assets and property and equipment	(2,387)	(216.0)%	(11)	(99.1)%	(1,226)
Operating income	28,633	(9.6)%	31,663	144.4%	12,957
Net income (loss)	4,296	(38.4)%	6,978	411.8%	(2,238)

Net Revenues. Resorts’ increase in net revenues for the year ended December 31, 2007 compared to the year ended December 31, 2006 was due to positive gains among all revenue segments in 2007. Eldorado-Reno was able to achieve growth in these areas primarily as a result of the increased visitor traffic generated in downtown Reno by the previously discussed USBC Open Tournament. This tournament began in mid-February of 2007 while the 2006 USBC Women’s Tournament did not commence until mid-March. Management feels that record rainfall in March 2006 in northern California also limited the number of Eldorado-Reno’s and Silver Legacy’s customers who visited the Reno area in 2006. During the latter half of 2007, Management believes Reno’s tourism market was negatively impacted by the slowdown in the national economy, especially in our primary feeder markets in northern California, along with increased gasoline prices which negatively affected drive-in visitor traffic and the continued increase in competition generated by growth in Native American gaming. The additional passage of time since the resolution of uncertainties concerning Eldorado-Shreveport’s sale, the implementation of new marketing programs and capital improvements made to the property (including the addition of new slot machines) all contributed to increased customer volume at Eldorado-Shreveport resulting in increases among all revenue segments in 2007.

The increase in net revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005 was due to the acquisition of Eldorado-Shreveport on July 22, 2005, which in 2005 accounted for $53.5 million of the net revenues since the July 22, 2005 acquisition and $144.2 million in 2006. As a result of the acquisition, all revenues increased, but in particular we experienced a large jump in casino revenues.

Equity in Income of Unconsolidated Affiliates. Earnings from the Resorts’ unconsolidated affiliates, the Silver Legacy Joint Venture and Tamarack, for the year ended December 31, 2007 remained consistent with 2006. For the year ended December 31, 2007, equity in income of the Silver Legacy Joint Venture decreased approximately $0.4 million as compared to 2006. This decrease was primarily a result of lower casino revenues combined with increases in promotional allowance costs, depreciation expense and selling, general and administrative expenditures along with higher food and beverage expenses. For the year ended December 31, 2007 compared to 2006, equity in income in Tamarack increased approximately $410,000, due to increased casino revenues along with decreased operating expenses.

Earnings from Resorts’ unconsolidated affiliates for the year ended December 31, 2006, increased approximately $3.3 million as compared to 2005. For the year ended December 31, 2006, equity in income of the Silver Legacy Joint Venture increased approximately $2.9 million as compared to 2005 as net revenues increased at the Silver Legacy due to increases in casino and room revenues, and to a lesser extent, increased food and beverage revenues. Increased convention business along with incremental visitation to the downtown Reno area generated by the USBC Tournament were the main drivers of the Silver Legacy revenue increases in 2006. In addition, higher hold percentages in both table games and slots resulted in increased casino revenues in 2006 over 2005. Equity in income in the Tamarack increased approximately $475,000 in 2006 compared to 2005 primarily due to the recognition of a $543,000 loss on disposal of assets in 2005.

Operating Income and Net Income (Loss). During 2007, as compared to the prior year, operating and net income decreased, primarily related to increased promotional allowances, and increased casino expenses along with higher departmental operating expenses. The increase in departmental operating expenses is partially due to increased payroll expenditures associated with salary and wage adjustments, along with an increase in the minimum wage, made to be competitive with industry standards and an increase in group health insurance in 2007. In the first quarter of 2007, Eldorado-Reno experienced a $1.6 million loss on disposition of long-lived assets from the charitable contribution of land to the City of Reno to allow for the construction of a new city-owned ballroom facility, which will be operated and managed by Silver Legacy, together with Eldorado and Circus. Eldorado-Shreveport recognized a loss on disposal of assets of $0.6 million which was recorded during the first quarter of 2007 as a result of the sale and write off of property and equipment replaced as part of the updating and remodeling of its casino space. Interest expense increased $680,000 in 2007 offset by an increase in interest income of $573,000 in the period. Resorts recognized equity in loss in MindPlay of $79,000 in the 2006 period and none in 2007 due to losses exceeding the investment.

During the year ended December 31, 2006, as compared to the prior year, operating income and net income increased due to a full year of operations at Eldorado-Shreveport along with an increase in income from our unconsolidated affiliates. Eldorado-Shreveport recorded operating income and net loss of $14.3 million and $3.3 million, respectively, in 2006, and a 2005 operating loss and net loss of $0.2 million and $8.4 million, respectively, since the July 22, 2005 acquisition. The previously mentioned increase in net revenues, as a result of increased casino revenues, was partially offset by an increase in operating expenses in the 2006 period, primarily due to increased casino expenses as a result of a higher gaming tax rate in Louisiana as compared to Nevada. In 2005, Resorts had a $1.2 million loss on sale/disposition of long-lived assets due to a gain on the sale of water rights of $1.2 million, a $1.45 million abandonment loss due to the demolition of buildings to provide surface parking for Eldorado-Reno and a $1.0 million loss on disposal of assets as a result of the sale of 293 slot machines and the disposal of “Hollywood Casino” signage in connection with the conversion of the property to the “Eldorado” name at Eldorado-Shreveport. Other income (expense) decreased $9.4 million primarily as a result of a $9.7 million increase in interest expense as a result of the acquisition of the Shreveport property.

Revenues

The following table highlights our sources of net operating revenues (dollars in thousands):

	Year ended December 31, 2007	Percent Change	Year ended December 31, 2006	Percent Change	Year ended December 31, 2005
Casino	$225,152	1.1%	$222,774	60.1%	$139,115
Food, beverage and entertainment	67,049	7.0%	62,650	25.5%	49,905
Hotel	28,777	6.5%	27,032	31.4%	20,570
Other	8,046	4.4%	7,707	31.1%	5,877
Less: Promotional allowances	43,888	12.3%	39,088	59.4%	24,520

Casino Revenues. Casino revenues for the year ended December 31, 2007 compared to the year ended December 31, 2006, increased 1.1% due to a 10.4% increase in slot handle partially offset by a 6.5% decrease in table games drop and a lower table games and slot hold percentage. Eldorado-Reno casino revenues increased 1.1%, from approximately $89.7 million in the 2006 period to approximately $90.6 million in 2007, due to a 1.2% increase in slot coin-in and a slightly higher slot hold percentage offset by a decrease in table games’ hold percentage. While table games’ drop remained consistent with the prior year, table games’ credit play of our high-end players decreased in 2007. This decrease was offset by increased cash play primarily related to the aforementioned USBC Open Tournament.

Eldorado-Shreveport casino revenues increased $1.4 million, from $134.6 million for the year ended December 31, 2007 compared to $133.1 million the prior year period. This increase reflects an increase in slot machine wagering which was partially offset by decreases in table game wagering and in both the table game and slot machine hold percentages. Slot revenues increased by $8.6 million, or 9.4%, during 2007 compared to 2006. The slot revenue increase results from a 12.6% increase in slot coin-in partially offset by a slot machine hold percentage decrease to 6.3% in 2007 from 6.5% in 2006. Table games revenue decreased $6.6 million, or 17.6%, during 2007 as a result of a 6.9% decrease in table drop coupled with a decrease in the table games hold percentage to 16.9% during 2007 from 19.1% in 2006.

Casino revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005, increased due to a full year of operations at Eldorado-Shreveport. Eldorado-Reno, which experienced a 1.1% decrease in casino revenues to $89.7 million in 2006 compared to $90.7 million in 2005, had a 1.1% decrease in table games’ drop and a lower table games’ hold percentage partially offset by a 3.7% increase in slot handle and slightly higher slot hold percentage. The decrease in table games’ drop at Eldorado-Reno is primarily related to a decrease in table games cash drop as Eldorado-Reno maintained the credit play of its high-end players. Eldorado-Shreveport casino revenues increased to $133.1 million in the 2006 period compared to $48.4 million for the 2005 period which commenced on July 22, 2005. Eldorado-Shreveport benefited from the implementation of new marketing programs and the acquisition of new, more popular slot machines.

Food, Beverage and Entertainment Revenues. For the year ended December 31, 2007, food, beverage and entertainment revenues increased approximately $1.3 million at Eldorado-Reno and approximately $3.1 million at Eldorado-Shreveport. Eldorado-Reno experienced a higher average check in 2007 compared to the same period in 2006 as a result of selective price increases in its restaurants partially offset by a 5.7% decrease in restaurant customer counts. Entertainment revenues increased in 2007 due to increases in the third quarter of 2007 as occupancy increased in the showroom due to the success of a new show in the Eldorado showroom. Eldorado-Shreveport’s food and beverage revenues increased during 2007 by $3.1 million, or 14.8%, compared to 2006 primarily due to increased customer volume and the increased use of complimentaries.

For the year ended December 31, 2006, food, beverage and entertainment revenues increased due to a full year of operations at Eldorado-Shreveport which recorded revenues of approximately $20.8 million in 2006 compared to approximately $7.8 million for the 2005 period which commenced on July 22, 2005. Eldorado-Reno experienced a slight decrease in beverage and entertainment revenue as a result of decreased occupancy in the nightclub. Management feels the nightclub market is subject to industry trends and as a result we have reviewed the way we operate our nightclub in order to increase occupancy. Eldorado-Reno food revenue increased approximately $505,000 in 2006 due to slight increases in restaurant customer counts and average check prices as compared to the prior year. Eldorado-Shreveport food and beverage revenues increased to approximately $20.8 million during 2006 as compared to approximately $7.8 million for the 2005 period which commenced on July 22, 2005. Increased daily customer counts and increased use of food complimentaries also contributed to this increase.

Hotel Revenues. For the year ended December 31, 2007, room revenues increased approximately $1.7 million due to an increase in ADR partially offset by a slightly decreased hotel occupancy percentage. Eldorado-Reno’s hotel revenue increased to $18.8 million in 2007 as compared $17.3 million in 2006 as a result of ADR increasing to $74.29 in 2007 from $66.67 in 2006 while the hotel occupancy rate decreased slightly from 87.2% during 2006 to 85.1% during 2007. The increase in ADR at Eldorado-Reno was mainly attributable to increased room rates during the USBC tournament which began in mid-February of 2007 along with additional convention business in the Reno market. The occupancy percentages are based upon the total number of rooms whether in service or not. For the year ended December 31, 2007, our hotel room remodeling negatively impacted our hotel occupancy, which reduced the number of available room nights by approximately 10,428 compared with 13,117 in the prior year, including during holidays and select weekends when we generally would have otherwise achieved an occupancy level at or near capacity. Eldorado-Shreveport hotel revenues increased by $0.3 million, or 3.1%, as a result of an increase in the hotel occupancy rate from 85.6% during 2006 to 87.2% during 2007 coupled with an increase in the ADR from approximately $69 in 2006 to approximately $70 in 2007.

For the year ended December 31, 2006, Resorts’ room revenues increased due to a full year of operations at Eldorado-Shreveport. Eldorado-Reno hotel revenue increased to approximately $18.3 million in 2006 as compared approximately $16.3 million in 2005 as Eldorado-Reno experienced an increase in hotel occupancy to approximately 87.2% compared to approximately 86.5% in 2005 while ADR at Eldorado-Reno increased to approximately $66.67 compared to approximately $59.22 in 2005. The occupancy percentages are based upon the total number of rooms whether in service or not. The increased demand for rooms at Eldorado-Reno as a result of the USBC tournament contributed to its ability to increase ADR in 2006 and to the increase in occupancy at that property. Reno did not host a national championship bowling tournament in 2005. For the year ended December 31, 2006, Eldorado-Reno hotel occupancy was also affected by hotel remodeling which reduced the number of available room nights by approximately 13,117 compared with 21,736 in the prior year. Management believes that had the rooms out of service been available on holidays and select weekends during 2006 and 2005, when all the available rooms were occupied, Eldorado-Reno would have been at or near capacity on those dates. In 2006, Eldorado-Shreveport had an ADR of approximately $69 combined with a hotel occupancy rate of approximately 85.6% which resulted in hotel revenue of approximately $8.7 million compared to approximately $4.9 million for the 2005 period since the acquisition on July 22, 2005.

Promotional Allowances. For the year ended December 31, 2007, promotional allowances, expressed as a percentage of casino revenues, were 19.5% compared to 17.5% in 2006 and 17.6% in 2005. In 2007, Eldorado-Reno increased the amount of complimentaries certain slot customers are awarded resulting in increased redemption of complimentaries earned. Eldorado-Shreveport feels the increase in such promotional activities helped drive increases in patron volume associated with the overall 10.2% increase in combined table drop and slot handle.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Year ended December 31, 2007	Percent Change	Year ended December 31, 2006	Percent Change	Year ended December 31, 2005
Casino	$118,836	0.4%	$118,373	56.7%	$75,541
Food, beverage and entertainment	47,284	3.3%	45,777	27.3%	35,973
Hotel	10,492	2.7%	10,221	29.3%	7,906
Other	9,841	(9.0)%	10,815	67.0%	6,477
Selling, general and administrative and management fees	50,243	5.9%	47,446	24.1%	38,239
Depreciation and amortization	23,030	2.9%	22,383	41.7%	15,794

Casino Expenses. Casino expenses increased approximately $463,000 for the year ended December 31, 2007, primarily due to increases in expenses at Eldorado-Reno associated with its casino promotions and “Club Eldorado”, its slot complimentary program, increases in marker discounts given to select high-end gaming customers along with costs associated with its direct mail program. Eldorado-Reno casino expenses increased 4.1%, or approximately $1.9 million, to approximately $48.7 million in 2007 compared to approximately $46.8 million in 2006. Eldorado-Shreveport casino expenses decreased slightly by $1.4 million, or 1.9%, during 2007 compared to the prior year. Marketing expenses, which are included in casino expenses, decreased by $0.8 million as significant reductions in cash coupon promotional activities, costs associated with customer development activities and advertising expenditures were partially offset by increases in giveaways and expenses associated with patron transport. The net decrease in marketing expenses reflects the ongoing refinement of its marketing programs. Payroll and benefits decreased by $0.8 million and participation fees decreased by $0.5 million during 2007 compared to the prior year reflecting Eldorado-Shreveport’s continual modifications to its gaming floor mix. These casino expense decreases were partially offset by an increase of $0.9 million in gaming taxes resulting from increased patron volume.

Casino expenses for the year ended December 31, 2006 increased due to a full year of operations at Eldorado-Shreveport. Casino expenses increased primarily due to increased gaming taxes as a result of increased casino revenues generated by a full year of operations at Eldorado-Shreveport and a state gaming revenue tax rate of 21.5% in Louisiana as compared to 6.75% in Nevada. Eldorado-Reno experienced an approximately $296,000, or 0.6% increase, to approximately $46.8 million in casino expenses due to increases in slot and casino marketing expenses as we increased the amount of promotions offered to our casino customers in 2006. Eldorado-Shreveport’s casino expenses increased to approximately $72.3 million in 2006 compared to approximately $28.9 million in the 2005 period since July 2005 acquisition. In 2006, new marketing programs, which were initiated upon the substantial completion of remodeling and enhancements to the property following the Louisiana Partnership’s emergence from Chapter 11 proceedings, contributed to the casino expenses at Eldorado-Shreveport in the 2006 period.

Food, Beverage and Entertainment Expenses. For the year ended December 31, 2007, food, beverage and entertainment expenses increased as compared to 2006. Eldorado-Reno’s expenses increased approximately $1.1 million, or 4.0%, to approximately $29.4 million as a result of higher payroll expenditures and operating expenses and entertainment expenses increased due to higher show production and advertising costs associated with new shows. Beverage expenses also increased due to higher cost of sales. Eldorado-Shreveport food and beverage expenses increased by $0.4 million, or 2.2%, during 2007 compared to 2006, reflecting the increase in the associated revenues, partially offset by operating cost efficiencies.

For the year ended December 31, 2006, food, beverage and entertainment expenses increased compared with the prior year as a result of a full year of operations at Eldorado-Shreveport. Eldorado-Reno food, beverage and entertainment expenses decreased approximately $485,000, or 1.7%, to approximately $28.2 million as a result of a lower show production cost partially offset by increased food cost of sales and payroll expenditures. Eldorado-Reno entertainment advertising expense also decreased in the 2006 period. Eldorado-Shreveport expenses were approximately $17.5 million in the 2006 period as compared to approximately $7.25 million in 2005, reflecting increases which corresponded with increases in revenues although operating margins improved.

Hotel Expenses. Hotel expenses increased for the year ended December 31, 2007, as compared to 2006. Eldorado-Reno experienced an increase of $324,000 primarily due to an increase in payroll expenditures, as we adjusted the wages of select personnel within the department to remain competitive within the industry, increased group insurance and travel agent commissions paid associated with additional conventions and the USBC Open Tournament held in 2007. Eldorado-Shreveport hotel expenses decreased slightly by 1.6% during 2007 as operating efficiencies offset costs associated with increased occupancies.

For the year ended December 31, 2006, hotel expenses increased compared with the prior year as a result of a full year of operations at Eldorado-Shreveport, which recorded hotel expenses of approximately $3.3 million compared to $1.5 million in 2005. Eldorado-Reno hotel expenses increased 7.9%, or approximately $512,000, primarily due to increased payroll expenditures, cleaning supplies, amenities and laundry expenses incurred partly due to the increase in hotel occupancy.

Selling, General and Administrative Expense and Management Fees. For the year ended December 31, 2007, selling, general and administrative expenses and management fees increased approximately $2.8 million primarily due to increases in property taxes at the Shreveport property along with increased professional services and payroll expenditures in our general management and facilities departments at Eldorado-Reno.

For the year ended December 31, 2006, selling, general and administrative expenses and management fees increased compared with the prior year as a result of a full year of operations at Eldorado-Shreveport, which accounted for approximately $17.1 million of the 2006 expenses. Eldorado-Reno expenses increased 3.0%, to approximately $30.3 million, primarily due to higher utilities expenses, payroll expenditures, and building repairs and maintenance offset slightly by decreased advertising expenses and lower professional services.

Resorts pays management fees to Recreational Enterprises, Inc. and Hotel Casino Management, Inc., the owners of 47% and 25% of the Resorts’ equity interests, respectively. The management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. totaled $600,000 for each year ended December 31, 2007, 2006, and 2005, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expense increased for the year ended December 31, 2007 compared to 2006 primarily as a result of Eldorado-Shreveport adding approximately $6.3 million of property and equipment in renovations and enhancements to its facility, thereby increasing the depreciable basis of its fixed assets. Eldorado-Reno depreciation decreased by $0.2 million for year ended December 31, 2007, as more assets became fully depreciated during 2007.

Depreciation and amortization expense increased in 2006 as a result of operating Eldorado-Shreveport for a full year in 2006. Eldorado-Reno and Eldorado-Shreveport depreciation and amortization expense was approximately $13.9 million and $8.5 million, respectively, in 2006.

Since its acquisition, Eldorado-Shreveport has added approximately $18.8 million of property and equipment in renovations and enhancements, thereby increasing the depreciable basis of its fixed assets. In addition, Eldorado-Shreveport commenced amortization (amounting to $0.4 million, $0.4 million and $0.2 million during 2007, 2006 and 2005, respectively) with respect to the intangible asset for customer relationships established as part of the Effective Date revaluation of assets to fair value. These increases were partially offset by reductions in depreciation expense resulting from the revaluation of the Louisiana Partnership’s fixed assets to their fair market values as determined by the results of an independent appraisal together with the associated adoption of revised depreciable lives for these fixed assets at the Effective Date.

Other Income (Expense)

Other income (expense) is comprised of interest expense, interest income, equity in loss of unconsolidated affiliate and loss on senior subordinated notes redemptions and repurchases.

For the year ended December 31, 2007, interest expense increased by approximately $320,000, or 1.3%, to $25.3 million compared to $25.0 million for 2006. Interest expense at Eldorado-Shreveport increased $0.5 million, or 3%, as a result of interest on an increased principal balance due to the issuance of additional New Shreveport Notes in lieu of cash interest payments on February 1 and August 1, 2006 and to the compounding of the Preferred Return on the Preferred Capital Contribution Amount. Interest expense decreased slightly during the second half of 2007 compared to the prior year and should continue at this reduced amount in future periods with respect to the Preferred Return on the Preferred

Capital Contribution Amount following the payment in August 2007 of all Preferred Return accrued during the period from the Effective Date through July 31, 2007. Eldorado-Reno interest expense was $6.7 and $6.9 million in 2007 and 2006, respectively. In 2007, interest expense decreased primarily due to a decrease in average interest rate. In 2006, a decrease in average outstanding borrowings was offset by a higher average interest rate. Interest income at Eldorado-Shreveport increased by $0.3 million, or 48.7%, during 2007 compared to 2006. During the first half of 2007, increased cash available for investment purposes and increases in the rate of interest available for such investments provided additional interest income. This increase was partially offset during the second half of 2007 as cash available for investment purposes decreased as a result of the payment during 2007 of (1) interest on the New Shreveport Notes ($15.6 million) and (2) Preferred Return on the Preferred Capital Contribution Amount ($6.8 million). Such payments were deferred during 2006 allowing the available cash balance to accumulate. Eldorado-Reno recognized bond interest income for the last eighteen days of 2007 in the amount of $154,000 after the close of the NGA transaction in which the Company received approximately $31.1 million principal amount of New Shreveport Bonds in exchange for a 14.47% equity interest in Resorts (See “Newport Global Transaction”, below).

For the years ended December 31, 2006 and 2005, interest expense was $25.0 million and $15.2 million, respectively, as a result of a full year of operations at Eldorado-Shreveport in 2006 compared with approximately five months of operations in 2005. In the 2006 period, Eldorado-Reno interest expense was $6.9 million, as we had a decrease in average outstanding borrowings that was offset by a higher average interest rate and interest expense relating to the Aircraft Note (as defined below). During 2006, interest expense at Eldorado-Shreveport, which was $18.1 million, reflects the accrual of interest on the New Shreveport Notes and the Preferred Capital Contribution Amount. Such interest began to accrue as of June 30, 2005; accordingly, the 2005 period includes only six months of interest. Interest expense during 2006 also reflects interest on an increased principal balance due to the issuance of additional New Shreveport Notes in lieu of cash interest payments on February 1 and August 1, 2006 and to the compounding of the Preferred Return on the Preferred Capital Contribution Amount.

Equity in loss of our unconsolidated affiliate, MindPlay, was $79,000 for the year ended December 31, 2006, reducing Resorts’ equity interest in MindPlay to $0. For the year ended December 31, 2005 equity in loss of our unconsolidated affiliate was $33,000. Resorts did not record any income or loss from its investment in MindPlay in the 2007 period. Resorts’ financial investment in MindPlay was written down to $0 in 2006 and therefore Resorts is not party to any more losses in MindPlay. (See Note 18).

Seasonality

Hotel/casino operations in the Reno market are subject to seasonal variation, with the strongest operating results generally occurring in the third quarter of each year and the weakest results generally occurring during the period from November through February. Variations occur when weather conditions make travel to Reno by visitors from northern California and the Pacific Northwest difficult. The following table shows Eldorado-Reno’s percentage of gross revenues by quarter for each of 2007, 2006 and 2005.

	2007	2006	2005
First quarter	22.2%	22.2%	21.9%
Second quarter	26.4%	25.6%	24.6%
Third quarter	27.7%	27.7%	29.3%
Fourth quarter	23.7%	24.5%	24.2%

Total	100.0%	100.0%	100.0%

Hotel/casino operations in the Shreveport/Bossier City market are subject to slight seasonal variations, with the strongest operating results generally occurring in the first quarter of each year and the weakest results generally occurring during the fourth quarter. Results during 2006 varied from the historic pattern due to uncertainties prior to the emergence of Eldorado-Shreveport from bankruptcy in July 2005 and the subsequent operational and physical changes to the property under Resorts’ management.

The following table shows Eldorado-Shreveport’s percentage of gross revenues by quarter for 2006, our first full year of operation of Eldorado-Shreveport, and 2007.

	2007	2006
First quarter	24.4%	24.2%
Second quarter	25.0%	23.1%
Third quarter	26.5%	26.7%
Fourth quarter	24.1%	26.0%

Total	100.0%	100.0%

Liquidity and Capital Resources

Cash Flows

During the years ended December 31, 2007 and 2006, Resorts generated cash flows from operating activities of $18.2 million and $12.6 million, respectively. During the years ended December 31, 2007 and 2006, Eldorado-Reno cash flows from operating activities were $14.6 million and $18.7 million, respectively. The $4.1 million decrease in cash provided by operations was comprised primarily of a decrease in net income of $2.7 million and by various changes in balance sheet accounts. The changes in these balance sheet accounts represented changes which occurred in the normal course of business. Net cash provided by operating activities at Eldorado-Shreveport for the year ended December 31, 2007 was $3.6 million. This amount was comprised primarily of a net loss of $2.9 million; non-cash reconciling items of $10.6 million and an increase in current and other liability accounts (partially offset by an increase in current and other asset accounts) of $4.1 million.

During the year ended December 31, 2006, Resorts generated cash flows from operating activities of $42.6 million compared to $12.9 million in the prior year. Eldorado-Reno showed an increase of $4.5 million in cash provided by operations which was comprised primarily of an increase in net income of $4.0 million. Cash provided by operating activities at Eldorado-Shreveport was comprised primarily of a net loss of $3.3 million, non-cash reconciling items of $29 million and a net decrease in current and other asset and liability accounts of $1.8 million.

As of December 31, 2007, Resorts cash and cash equivalents were $37.9 million, of which $10.5 million were at the parent company level and $27.4 million were at the Louisiana Partnership, both sufficient for normal operating requirements.

Cash used in investing activities at Eldorado-Reno for the year ended December 31, 2007 was $4.3 million compared to cash used in investing activities of $6.5 million for the year ended December 31, 2006. In 2007, cash used in investing activities included $7.6 million for purchases of property and equipment offset by $2.9 million in distributions from our unconsolidated affiliates. In 2007, cash used in investing activities related primarily to capital expenditures relating to slot purchases, our hotel remodeling and various equipment purchases, purchase of property held for sale and the purchase of land held for development across the street from the Eldorado. In 2006, cash used in investing activities included $8.4 million for purchases of property and equipment offset by $2.0 million in distributions from our unconsolidated affiliates. Capital spending for the year ended December 31, 2007 decreased $738,000 to $7.6 million compared to $8.4 million for the year ended December 31, 2006. Eldorado-Shreveport net cash flows used in investing activities totaled $6.2 million during 2007. This amount was spent primarily on casino remodeling costs and slot machine acquisitions and conversions.

Cash used in investing activities for the year ended December 31, 2006 was $11.8 million compared to $4.4 million for the year ended December 31, 2005. In 2006 cash used in investing activities by Resorts was $6.5 million which included $8.4 million for purchases of property and equipment offset by $2.0 million in distributions from our unconsolidated affiliates. Cash used in investing activities by Resorts related primarily to capital expenditures at Eldorado-Reno associated with hotel remodeling, restaurant and bar remodel, the purchase of new ticket-in, ticket-out slot machines and various other equipment purchases. In 2006, cash flows used by the Louisiana Partnership in investing activities at Eldorado-Shreveport totaled $5.3 million. This amount was spent primarily on casino remodeling costs and slot machine acquisitions and conversions.

Cash used in financing activities was $10.3 million for the year ended December 31, 2007, compared to cash used in financing activities of $13.0 million for the year ended December 31, 2006. In 2007, cash was used in financing activities primarily for $14.8 million in distributions to our members partially offset by an increase in outstanding debt on Eldorado-Reno’s credit facility of $5.0 million.

Cash used in financing activities was $13.0 million for the year ended December 31, 2006, compared to cash provided by financing activities of $3.9 million for the year ended December 31, 2005. For the 2006 period, cash used by Resorts in financing activities is primarily due to a reduction of outstanding debt on its credit facility, note payables and capital leases totaling $8.75 million and $3.2 million in distributions.

In July 2007, we renewed our general and liability insurance policies. Under these policies, Eldorado-Reno and the Silver Legacy have combined earthquake coverage of $350 million and combined flood coverage of $225 million. In the event that an earthquake causes damage only to the Eldorado-Reno’s property, Eldorado-Reno is eligible to receive up to $350 million in coverage depending on the replacement cost. However, in the event that both properties are damaged,

Eldorado-Reno is entitled to receive, to the extent of any replacement cost incurred, up to $130 million of the coverage amount (based on our percentage of the total earthquake coverage) and a portion of the other $220 million, if any, remaining after satisfaction of a claim of the Silver Legacy with respect to its property. In the event that a flood causes damage only to Eldorado-Reno’s property, Eldorado-Reno is eligible to receive up to $225 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, Eldorado-Reno is entitled to receive, to the extent of any replacement cost incurred, up to $5 million of the coverage amount (based on our percentage of the total flood coverage) and a portion of the other $220 million, if any, remaining after satisfaction of a claim of the Silver Legacy with respect to its property. Eldorado-Shreveport is eligible to receive up $100 million of flood coverage independently and irrespective of any losses at the other properties.

Our insurance policy also includes combined terrorism coverage for Eldorado-Reno and the Silver Legacy up to $500 million. In the event that an act of terrorism causes damage only to the Eldorado-Reno’s property, Eldorado-Reno is eligible to receive up to $500 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, Eldorado-Reno is entitled to receive, to the extent of any replacement cost incurred, up to $220 million of the coverage amount (based on our percentage of the total reported property values) and up to the portion of the other $280 million, if any, remaining after satisfaction of a claim of the Silver Legacy. This policy also covers the Eldorado-Shreveport, discussed under “Shreveport, Louisiana Transactions” below. In the event that an act of terrorism causes damage to Eldorado-Reno, Silver Legacy and Eldorado-Shreveport, Eldorado-Reno is entitled to receive, to the extent of any replacement cost incurred, up to $160 million of the coverage amount (based on our percentage of the total reported property values) and a portion of the other $340 million if any, remaining after satisfaction of the claims to the other two properties.

The Operating Agreement of Resorts dated June 28, 1996 obligated, and the New Operating Agreement of Resorts dated December 14, 2007 obligates, Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such members’ allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year. In 2007, Resorts made distributions of $14.8 million to its members. The distributions made in 2007 include a $10.0 million distribution (see below) that was intended to be in addition to Resorts’ $4.8 million tax distributions made in 2007. In 2006, Resorts made distributions of $3.1 million to its members for income taxes. In January 2008, Resorts made an additional $1.2 million tax distribution to its members relating to the year ended 2007. In 2006, Resorts also made a $0.9 million nonmonetary distribution in the form of land to Donald Carano, Hotel Casino Management and Recreational Enterprises, Inc., and a $0.1 million cash distribution to the remaining members.

The terms of the purchase agreement relating to our issuance on December 14, 2007, of a 14.47% equity interest in Resorts entitled Resorts either, prior to or immediately following, to make a distribution to the members of Resorts prior to such issuance of up to $10 million (See “Newport Global Transaction”, below). During the annual meeting of the Board of Members of Resorts on June 7, 2007, the board approved a $10 million distribution upon the execution of the purchase agreement. The distribution was not dependent upon the issuance of the additional equity interest. The $10 million distribution, which was made on July 25, 2007, was funded through borrowings under Resorts’ existing credit facility.

The Louisiana Partnership joint venture agreement obligates the Louisiana Partnership to distribute to each of its partners quarterly for as long as the Louisiana Partnership is not taxed as a corporation, an amount of “Distributable Cash Flow” (as defined) equal to the partner’s allocable share of our taxable income, as adjusted in accordance with the terms of the Joint Venture Agreement, multiplied by a percentage equal to the greater of (a) the sum of (i) the highest federal marginal income tax rate in effect for individuals (after giving effect to the federal income tax deduction for state and local income taxes and taking into account the effects of Internal Revenue Code sections 67 and 68 as if the individual’s only income was the income allocated to such individual in his or her capacity as one of our partners) plus (ii) the highest marginal Louisiana and Shreveport, Louisiana income tax rates in effect for individuals or (b) the sum of (i) the highest federal marginal income tax rate in effect for corporations plus (ii) the highest marginal Louisiana and Shreveport, Louisiana income or franchise tax rates in effect for corporations (after giving effect to the federal income tax deduction for such state and local income or franchise taxes). Eldorado-Shreveport made no distributions for the year ended December 31, 2007 or in 2006 or 2005.

In the third quarter of 2004, Resorts made a distribution of $1.8 million to its members of which $750,000 was paid in cash and a nonmonetary distribution of $1.036 million as evidenced by promissory notes payable to Recreational Enterprises, Inc. and Donald Carano in the amounts of $982,000 and $54,000, respectively. In the fourth quarter of 2005, Recreational Enterprises, Inc. and Donald Carano received interest payments of $40,000 and $2,000, respectively, and Recreational Enterprises, Inc. received a principal payment of $371,000 thus reducing Recreational Enterprises, Inc.’s outstanding principal balance to $611,000. In the second quarter of 2006, Resorts made principal payments of $611,000 and $54,000 and interest payments of $7,691 and $674 to Recreational Enterprises, Inc. and Donald Carano, respectively, paying off all the outstanding principal and interest balance. These notes accrued interest at 3% per annum and were due and payable on demand.

Resorts’ future sources of liquidity are anticipated to be from its operating cash flow, management fees, incentive fees, bond interest income, funds available from the credit facility, capital lease financing for certain of its fixed asset purchases and a special distribution made in March 2008 totaling $5.0 million from the Silver Legacy. Eldorado-Reno’s anticipated uses of cash in 2008 will be for (i) new slot machines ($1.0 million), (ii) hotel remodeling ($1.3 million), (iii) restaurant and casino bar remodel ($5.9 million), (iv) recurring capital expenditures (estimated at approximately $2.3 million), and (v) debt service. We believe Resorts’ capital resources are adequate to meet its obligations, including the funding of its debt service and recurring capital expenditures. We believe Eldorado-Shreveport’s capital resources are adequate to meet its obligations, including the funding of its debt service and recurring capital expenditures. Eldorado-Shreveport is planning to spend approximately $5.0 million for capital expenditures during 2008. Anticipated expenditures include costs associated with purchases of slot machines, hotel room and buffet renovations, other general facility renovations and other operating equipment.

At December 31, 2007, Resorts had outstanding (i) $64.5 million in aggregate principal amount of the 9% Notes, (ii) $12.0 million principal amount of borrowings under the credit facility, and (iii) the $2.6 million principal amount of indebtedness under the Aircraft Note. At December 31, 2007, the Louisiana Partnership had outstanding (i) $155.6 million in aggregate principal amount of the New Shreveport Notes, and (iii) $20.4 million of 13% Preferred Equity Interest.

At December 31, 2007, Resorts had $10.5 million of cash and cash equivalents at Eldorado-Reno and, after giving effect to then outstanding borrowings, it had approximately $18.0 million of borrowing capacity under its credit facility, of which all could have then been utilized under the most restrictive of our loan covenants. Resorts’ borrowing capacity under those covenants can fluctuate substantially from quarter to quarter depending upon its operating cash flow. Resorts’ credit facility is a senior secured revolving credit facility which was amended and restated on February 28, 2006, to extend the maturity date from March 31, 2006 to February 28, 2011, and to restore to $30.0 million the amount of credit available under the facility. Borrowings under the credit facility bear interest, at Resorts’ option, at either (i) the greater of (a) the rate publicly announced from time to time by Bank of America as its “Prime Rate” or (b) the Federal Funds Rate plus .50% (“Base Rate”) or (ii) a Eurodollar rate determined in accordance with the credit facility. The effective rate of interest on borrowings under the credit facility at December 31, 2007 was 7.12% per annum. The credit facility is secured by substantially all of the Resorts’ real property. The credit facility includes various restrictions and other covenants that are applicable to Resorts and its restricted subsidiaries including: (i) restrictions on the disposition of property, (ii) restrictions on investments and acquisitions, (iii) restrictions on distributions to members of Resorts, (iv) restrictions on the incurrence of liens and negative pledges, (v) restrictions on the incurrence of indebtedness and the issuance of guarantees, (vi) restrictions on transactions with affiliates and, (vii) restrictions on annual capital expenditures including capital leases. The credit facility contains financial covenants including a maximum total debt to EBITDA ratio, a maximum senior secured debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum equity requirement. On November 13, 2007, the Company, Bank of America, N.A., and Capital One, N.A. executed an amendment to the credit facility that waived a default under the covenant relating to distributions and reduced the minimum ratio of EBITDA to fixed charges from 1.25 to 1.1 under the credit facility with retroactive effect for the quarter ended September 30, 2007 and for each subsequent quarter through and including the quarter ending June 30, 2008. As of December 31, 2007, there was no event of default under the credit facility other than a subsequently waived default under the facility’s covenant relating to distributions. On March 28, 2008, the Company, Bank of America, N.A., U.S. Bank, N.A. and Capital One, N.A. executed an amendment to the credit facility that waived the default under the covenant relating to distributions and further reduced the minimum ratio of EBITDA to fixed charges from 1.1 to 1.0 under the credit facility with retroactive effect for the quarter ended December 31, 2007 and for each subsequent quarter through and including the quarter ending June 30, 2008.

On December 30, 2005, Resorts entered into an agreement with Banc of America Leasing & Capital, LLC in the amount of $3.0 million for the sole purpose of acquiring a 2000 Raytheon Aircraft Company Model B300 aircraft. The note evidencing the obligation (the “Aircraft Note”) is payable in monthly installments of $30,526, beginning on January 30, 2006, including interest at 6.46% per annum, to December 30, 2012, when the remaining principal balance in the amount of $1,479,000, plus any accrued and unpaid interest, becomes due and payable. The Aircraft Note is secured by the aircraft.

On March 31, 2008, Resorts and a newly formed, wholly owned subsidiary of Resorts (“Resorts Indiana”), entered into a definitive agreement pursuant to which Resorts Indiana has agreed to purchase from Aztar Riverboat Holding

Company, LLC (the “Seller”) all of the membership interests in Aztar Indiana Gaming Company, LLC (“Aztar Indiana”), an indirect subsidiary of Tropicana Casinos and Resorts. Aztar Indiana owns the Casino Aztar riverboat gaming and hotel property in Evansville, Indiana (the “Indiana Property”). The agreement provides for a purchase price, subject to certain adjustments, of $245 million, consisting of $190 million of cash, a $30 million note and up to $25 million that is dependent on the performance of the Indiana Property during the 12 months following closing. The sale is subject to customary conditions including financing and regulator approvals, including requisite gaming approvals. At any time prior to our receiving a financing commitment to fund all of our costs of the transaction, the Seller may accept a superior proposal to acquire Aztar Indiana, subject to a breakup fee of $6.6 million plus a reimbursement of up to $500,000 of expenses. (See Note 18 of the Notes to the Consolidated Financial Statements)

$64.7 million 9% Senior Notes due 2014

On April 20, 2004, Resorts and Eldorado Capital issued $64.7 million principal amount of the 9% Notes which are unsecured senior obligations due April 15, 2014. Interest on the 9% Notes is payable semi-annually on April 15 and October 15, beginning on October 15, 2004. Other than as permitted to comply with an order or other requirements of a gaming regulatory authority, we will not have a right to redeem the 9% Notes prior to April 15, 2009, except that, prior to April 15, 2009, we may redeem the 9% Notes at a redemption price equal to 100% of their principal amount plus a make whole premium and accrued interest and Liquidated Damages (as defined), if any, to the redemption date. Beginning on April 15, 2009, we may redeem the 9% Notes, in whole or in part, upon not less than 30 days notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and Liquidated Damages (as defined), if any, to the applicable redemption date if redeemed during the 12-month period beginning on April 15 of the years indicated:

Year	Percentage
2009	104.50
2010	103.00
2011	101.50
2012 and thereafter	100.00

Upon a change of control event, each holder of the 9% Notes may require us to repurchase all or a portion of its 9% Notes at a purchase price equal to 101% of the principal amount of the 9% Notes, plus accrued interest. The indenture relating to the 9% Notes contains covenants applicable to Resorts and its restricted subsidiaries that, among other things, limit our ability and, in certain instances, the ability of our restricted subsidiaries, to incur indebtedness, make distributions to the holders of our equity, purchase our equity securities, make payments on our subordinated indebtedness other than in accordance with the original terms thereof, incur liens, and merge, consolidate or transfer all or substantially all of our assets. These covenants are subject to a number of important qualifications and exceptions.

On January 10, 2006, Resorts purchased $225,000 of the 9% Notes. The 9% Notes were purchased at par.

By a Consent and Waiver of Noteholders, dated July 15, 2005 (the “Original Noteholders’ Consent”), the holders of a majority of the 9% Notes consented to certain amendments to the Indenture, dated as of April 20, 2004 by and among Resorts, Capital and U.S. Bank National Association, as trustee (the “Eldorado Indenture”), which are set forth in a Supplemental Indenture dated August 11, 2005 (the “Original Supplemental Indenture”). The Original Noteholders’ Consent also includes a waiver of any default that may have occurred prior to the execution of the Original Supplemental Indenture that would not have occurred had the amendments to the Eldorado Indenture consented to in the Noteholders’ Consent then been effective. By a second Consent and Waiver of Noteholders, dated September 29, 2006 (the “Second Noteholders’ Consent”), the holders of a majority of the 9% Notes consented to an additional amendment to the Eldorado Indenture, which is set forth in a Supplemental Indenture dated November 21, 2006 (the “Second Supplemental Indenture”). The Second Noteholders’ Consent also includes a waiver of any default that may have occurred prior to the execution of the Second Supplemental Indenture that would not have occurred had the amendment to the Eldorado Indenture consented to in the Second Noteholders’ Consent then been effective. The Supplemental Indentures permit Resorts’ investment in the Louisiana Partnership through its ownership of ES#1 and ES#2 and the aforementioned investment in SGH, Resorts’ execution and performance of the Management Agreement and the License Agreement, the designation of ES#1, ES#2, the Louisiana Partnership and its subsidiaries, including Shreveport Capital Corporation, as “Unrestricted Subsidiaries” for purposes of the Eldorado Indenture, and Resorts’ pledge of its ownership interests in ES#1 and ES#2 to secure the repayment of the New Shreveport Notes. By a third Consent and Waiver of Noteholders, dated August 28, 2007 (the “Third Noteholders’ Consent”), the holders of a majority of the 9% Notes consented to an additional amendment to the Eldorado Indenture, which is set forth in a Supplemental Indenture dated November 20, 2007, which excluded from the operations of the affiliate transaction’s covenant of the Eldorado Indenture, the transactions described in the second paragraph under the “Newport Global Transaction”), below.

$140 million 10% First Mortgage Notes due 2012

Pursuant to the Plan, on July 21, 2005, the Louisiana Partnership and Shreveport Capital (together, the “Shreveport Issuers”) co-issued $140 million of New Shreveport Notes, which provide for interest at the rate of 10% per annum and become due and payable in 2012, and the Shreveport Issuers’ $150 million principle amount 13% first mortgage notes with contingent interest due 2006 and $39 million principle amount 13% senior secured notes with contingent interest due 2006 were cancelled. Interest on the New Shreveport Notes accrues from June 30, 2005 and is payable semiannually each February 1 and August 1, commencing February 1, 2006. Such interest is payable in cash or, at our option, through the issuance of additional New Shreveport Notes for all or a portion of the amount of interest then due. However, this option to issue additional New Shreveport Notes in lieu of cash payments for interest may only be made for four semiannual interest payments (which need not be consecutive) and, with limited exceptions, may not be made once a “Preferred Capital Contribution Amount”, as defined below, has been redeemed or otherwise acquired by the Shreveport Issuers. On February 1 and August 1, 2006, respectively, the Shreveport Issuers issued $8.2 million and $7.4 million of additional New Shreveport Notes due 2012 in lieu of making the cash interest payments. On February 1 and August 1, 2007, the Louisiana Partnership paid the semiannual interest payments including the preferred equity accrued interest in cash.

The New Shreveport Notes are not redeemable prior to August 1, 2009. On or after August 1, 2009, the Louisiana Partnership may redeem the New Shreveport Notes at the following redemption prices (expressed as a percentage of principal amount) plus any accrued and unpaid interest:

Year beginning August 1,	Percentage
2009	105.0%
2010	102.5%
2011 and thereafter	100.0%

The Louisiana Partnership may, at its option, also redeem from time to time not more than 35% of the original aggregate principal amount of the New Shreveport Notes prior to August 1, 2009 at a price of 110.0% of the principal amount plus accrued and unpaid interest with the proceeds of a capital contribution to the Louisiana Partnership in the amount of at least $20 million from ES#1 or ES#2.

The Louisiana Partnership will be required to make an offer to repurchase the New Shreveport Notes outstanding at 101% of the principal amount upon the occurrence of a Change of Control, as defined in the indenture governing the New Shreveport Notes (see below). Redemption offers at 100% of the principal amount are required to be made with the proceeds of Asset Sales by the Louisiana Partnership in excess of $5 million or with Excess Loss Proceeds following an Event of Loss in excess of $5 million, as those terms are defined in the indenture.

The New Shreveport Notes were issued under an Amended and Restated Indenture, dated as of July 21, 2005, by and among the Shreveport Issuers and U.S. Bank National Association, as trustee (the “New Indenture”). The New Indenture includes covenants that, among other things, impose restrictions (subject to certain exceptions) on the Louisiana Partnership’s ability and its “Restricted Subsidiaries” (as defined in the New Indenture) to declare or pay distributions on account of their equity interests, purchase or otherwise acquire their equity interests, make certain payments on or with respect to pari passu or subordinated indebtedness, make investments, sell their assets, incur liens, engage in transactions with their affiliates, incur indebtedness and issue preferred equity. The New Shreveport Notes are secured by a first priority security interest in substantially all of the Louisiana Partnership’s current and future assets. The liens of the holders of the previously outstanding First Mortgage Notes and Senior Secured Notes under the related indentures and collateral documents were amended and restated and continue as first priority liens securing the New Shreveport Notes. In addition, ES#1 and ES#2 have pledged their interests in the Louisiana Partnership, and Resorts has pledged its interests in ES#1 and ES#2, for the benefit of the holders of the New Shreveport Notes.

Preferred Return on Preferred Capital Contribution Amount

On July 21, 2005, SGH acquired a 25% non-voting partnership equity interest and a $20 million preferred equity interest in us pursuant to the Joint Plan of Debtors and Bondholders Committee (the “Plan”). On July 22, 2005, ES#1 converted 55,006 shares of the common stock of SGH into (i) a 1.4% non-voting partnership interest in the Louisiana Partnership (reducing SGH’s interest to 23.6%) and (ii) the right to distributions by the Louisiana Partnership in respect of $1.12 million of the preferred equity interests of SGH (reducing the amount retained by SGH to $18.88 million). Holders of the non-voting partnership equity interests shall have the right to put all of those interests to the Louisiana Partnership for purchase at any time after a full fiscal year of operations following the Effective Date where the Louisiana Partnership’s trailing earnings before interest, income taxes, depreciation, amortization and management fees (“EBITDAM”) for the four fiscal quarters preceding the date of the put exceeds $30,000,000. If the holders of the non-voting partnership equity interests exercise the put and requires the Louisiana Partnership to purchase their interests, the price for such interests would be 25% of five and one-half (5.5) times the four fiscal quarter trailing EBITDAM, minus debt (including the New Shreveport Notes), minus accrued and unpaid Preferred Return and the Preferred Capital Contribution Amount (as both terms are described below), plus available cash. A put payment would not be a “Restricted Payment” as defined under the Indenture to the New Shreveport Notes. No value was attributed to the non-voting partnership equity interests or the related put option on the Effective Date or at December 31, 2005. Management estimates the fair market value of the put option at December 31, 2006 to be $738,000. The preferred equity interest was initially valued at its face amount of $20 million.

The Louisiana Partnership’s Fourth Amended and Restated Joint Venture Agreement, dated as of July 21, 2005, as amended by a Fifth Amended and Restated Joint Venture Agreement, dated as of July 22, 2005 (the “Joint Venture Agreement”), provides for a “Preferred Return” (as defined) on the “Preferred Capital Contribution Amount” (as defined) to SGH, and each transferee of any of SGH’s interest in the Louisiana Partnership that becomes a partner in the Louisiana Partnership in accordance with the Joint Venture Agreement (each an “SGH Transferee”). As defined in the Joint Venture Agreement, “Preferred Capital Contribution Amount” means $20 million, less the cumulative amounts distributed from time to time in payment of the Preferred Capital Contribution Amount. As defined in the Joint Venture Agreement, “Preferred Return” means an amount calculated in the same manner as interest on a loan accruing daily from June 30, 2005, at an annual rate of 13% (based upon a 365- or 366- day year, as applicable), compounded quarterly on the last day of each fiscal quarter of each applicable year, taking into account distributions of Preferred Return made pursuant to the Joint Venture Agreement as if they were payments of interest and distributions in payment of the Preferred Capital Contribution Amount made pursuant to the Joint Venture Agreement as if they were payments of principal. As of December 31, 2007 and 2006, accrued interest with respect to the Preferred Capital Contribution Amount was $433,000 and $4,231,000, respectively, of which $24,000 and $233,000, respectively, is payable to ES#1. During August 2007, the Louisiana Partnership paid all of the Preferred Return incurred from the Effective Date through July 31, 2007, which amounted to $6.1 million, including $321,000 paid to ES#1.

Prior to July 22, 2013, the Joint Venture Agreement permits, but does not require, the Louisiana Partnership’s managing partner, ES#1, to make annual distributions in payment of the Preferred Return and the Preferred Capital Contribution Amount from our “Distributable Cash Flow” (as defined) remaining after all distributions required to be made with respect to the current and all prior fiscal years, including any required tax distributions. On July 22, 2013, the Louisiana Partnership will be required by the Joint Venture Agreement to distribute to SGH and any SGH Transferees (collectively, the “Preferred Return Partners”) amounts sufficient to (i) pay all accrued Preferred Return not previously paid and (ii) pay the remaining Preferred Capital Contribution Amount. Except as otherwise provided in the Joint Venture Agreement, no distributions other than payments of the Preferred Return and payments of the Preferred Capital Contribution Amount will be made to the Louisiana Partnership’s partners on account of their interests in the Louisiana Partnership unless sufficient distributions have been made to the Preferred Return Partners such that the Preferred Return Partners have received all accrued Preferred Return and the Preferred Capital Contribution Amount has been reduced to zero. Failure to pay the Preferred Return and the Preferred Capital Contribution Amount in full on or before July 22, 2013 will give rise to the right to terminate the Louisiana Partnership’s management agreement.

By a notice dated December 19, 2007 (the “Call Notice”), the Louisiana Partnership exercised its call right under the Louisiana Partnership’s Fourth Amended and Restated Partnership Agreement, dated as of July 21, 2005, as amended by the Fifth Amended and Restated Partnership Agreement, dated as of July 22, 2005 (the “Partnership Agreement”), to require SGH, subject to Louisiana gaming regulatory approval, to sell to the Louisiana Partnership all of SGH’s 23.6% interest in the Louisiana Partnership (the “Call Transaction”). By the terms of the Partnership Agreement, the Louisiana Partnership was entitled to deliver the Call Notice because EBITDAM of the Louisiana Partnership for the period of four fiscal quarters ended September 30, 2007, exceeded $30 million. Based on EBITDAM of $31,286,480, the call purchase price was $9,263,426 and that amount was paid to SGH upon the closing of the Call Transaction on March 20, 2008. In accordance with the Partnership Agreement, following the closing of the Call Transaction, SGH retained all of its rights relating to the “Preferred Capital Contribution Amount” and “Preferred Return” (as those terms are defined in the Partnership Agreement).

Eldorado-Shreveport Management Agreement

On July 22, 2005, Resorts and the Louisiana Partnership entered into a management agreement (the “Management Agreement”) pursuant to which Resorts, as the Louisiana Partnership’s exclusive agent, manages Eldorado-Shreveport.

For its services, Resorts is entitled to receive a Base Management Fee of $2.5 million annually, payable in quarterly installments of $625,000 each on October 22, January 22, April 22 and July 22 of each year during the term of the Management Agreement, beginning October 22, 2005. Payment of the Base Management Fee has priority over the payment of any interest due on the New Shreveport Notes. Resorts is also entitled to an Incentive Fee equal to the sum of (i) 15% of the amount, if any, by which “EBITDA” (as defined in the Management Agreement) for any calendar year during the term of the Management Agreement exceeds $20 million and (ii) an additional 5% of the amount, if any, by which “EBITDA” (as defined in the Management Agreement) for any such calendar year exceeds $25 million. By its terms, the Management Agreement will continue in effect through the date the Louisiana Partnership no longer holds a riverboat gaming license for Eldorado-Shreveport, unless the agreement is earlier terminated by either party in accordance with its terms. Notwithstanding Resorts’ right to terminate the Management Agreement at any time when any of the Base Management Fee or Incentive Fee due and payable to it remains unpaid, such termination will not be effective without the consent of the Louisiana Partnership until a replacement manager has been selected by the Louisiana Partnership and approved by the Louisiana Gaming Control Board so long as (a) the Louisiana Partnership has reimbursed Resorts for all reasonably incurred and documented out-of-pocket expenses associated with the performance of its obligations under the Management Agreement within 30 days following Resorts’ submission to the Louisiana Partnership of the applicable request for reimbursement pursuant to the terms of the agreement and (b) during the period beginning on the 180th day following the date of Resorts’ written notice of termination, for each month that Resorts continues to serve as the manager pursuant to the terms of the Management Agreement, the Louisiana Partnership has paid Resorts a monthly fee of $100,000, which is due and payable no later than 15 days following the end the month.

Newport Global Transaction

Resorts entered into an Amended and Restated Purchase Agreement, dated as of July 20, 2007 (the “Purchase Agreement”), with NGA AcquisitionCo LLC, an unaffiliated entity (“NGA”), and Donald L. Carano, who is the presiding member of Resorts’ Board of Managers and the Chief Executive Officer of Resorts (“Carano”), pursuant to which NGA agreed, subject to the terms and conditions of the Purchase Agreement, to acquire a 17.0359% equity interest in the Resorts (the “17.0359% Interest”), including a new 14.47% equity interest to be acquired directly from Resorts (the “14.47% Interest”) and an outstanding 3% membership interest (that, as a result of the issuance of the 14.47% Interest, reduced to a 2.5659% interest) to be acquired from Carano. Upon completion of the NGA transaction, which occurred on December 14, 2007, Carano or members of his family continued to own 51% of Resorts and Carano continued in his roles in the management of Resorts. The closing of the NGA transaction was subject to the satisfaction or waiver of certain conditions, including the receipt of all necessary approvals from the Nevada and Louisiana gaming authorities.

In consideration for the 14.47% Interest, NGA transferred to Resorts, free and clear of any liens, ownership of $31,133,250 original principal amount of New Shreveport Notes together with the right to all interest paid with respect thereto after the closing date. At closing, Resorts paid NGA $1,142,974 in cash representing interest on the New Shreveport Notes accrued and unpaid through the date of closing.

At closing, pursuant to the terms of the Purchase Agreement, NGA and the then current members of Resorts entered into an amendment and restatement of Resorts’ operating agreement. Under the terms of this amended and restated operating agreement (the “New Operating Agreement”), Resorts’ board of managers is composed of four managers, including NGA, Donald L. Carano, Recreational Enterprises, Inc. (“REI”), and Hotel-Casino Management, Inc. (“HCM”). Under the terms of the New Operating Agreement, NGA designated Thomas R. Reeg, NGA’s operating manager, as its initial representative for all determinations to be made by the Resorts’ board and REI and HCM designated Gary L. Carano and Raymond J. Poncia, Jr., respectively, to continue as their representatives on the Resorts board. Under the terms of the New Operating Agreement, so long as they remain managers of Resorts, NGA, REI and HCM may change their respective representatives from time to time by notice to Resorts.

Under the terms of the New Operating Agreement, at any time after the occurrence of a “Material Event” (as defined) or at any time after June 14, 2015 (the “Trigger Date”) NGA or its permitted assignee(s) (the “Interest Holder”) will have the right to sell (“Put”) all but not less than all the 14.47% Interest to Resorts and Resorts will have the right to purchase (“Call”) all but not less than all of the 17.0359% Interest, at a price equal to the fair market value of the interest being acquired without discounts for minority ownership and lack of marketability, as determined by mutual agreement of the Interest Holder and Resorts or, in the event that after 30 days the Interest Holder and Resorts have not mutually agreed on a purchase price, then at the purchase price determined by the average of two appraisals by nationally recognized appraisers of private companies, provided the two appraisals are within a 5% range of value based upon the lowest of the two appraisals. If the two appraisals are not within the 5% range, the purchase price will be determined by the average of a third mutually acceptable, independent, nationally recognized appraiser of private companies and the next nearest of the first two appraisals unless the third appraisal is at the mid-point of the first two appraisals, in which event the third appraisal will be used to established the fair market value. So long as a Material Event has not occurred, the Interest Holder will have the right to unilaterally extend the Trigger Date for up to two one-year extension periods. Upon exercise of either the Call or the Put, the New Operating Agreement provided that the transaction close within one year of the exercise of the right unless delayed for necessary approvals from applicable gaming authorities.

As defined in the New Operating Agreement, a “Material Event” for the purpose of allowing Resorts to exercise the right to Call the 17.0359% Interest means the loss, forfeiture, surrender or termination of a material license or finding of unsuitability issued by one or more of the applicable gaming authorities with respect to Thomas R. Reeg, NGA or any transferee of NGA or any affiliate of NGA. In the event a Material Event occurs that permits Resorts to exercise its Call right prior to the Trigger Date, the Interest Holder will be obligated to provide carry back financing to Resorts on terms and conditions reasonably acceptable to it. If a Call is required or ordered by any applicable gaming authority, the Call will be on the terms provided for in the New Operating Agreement, unless other terms are required by any of the applicable gaming authorities, in which event the Call will be on those terms.

As defined in the New Operating Agreement, a “Material Event” for the purpose of allowing the Interest Holder to exercise the right to Put the 14.47% Interest to Resorts means the loss, forfeiture, surrender or termination of a material license or finding of unsuitability by any applicable gaming authority with respect to Resorts, any affiliate of Resorts (other than NGA or its affiliates), including, but not limited to, the Eldorado Hotel and Casino, the Eldorado Resort Casino Shreveport and the Silver Legacy Resort Casino.

At the time of closing under the Purchase Agreement, Resorts, NGA and Carano entered into a separate agreement pursuant to which Resorts may require Carano to purchase from it, and Carano may require Resorts to sell to him, on the same terms such interest is acquired by Resorts from NGA upon Resorts’ exercise of its Call right under the New Operating Agreement, the portion of the 17.0359% Interest acquired by NGA from Carano.

Resorts is subject to certain covenants under its credit facility and the indenture relating to the 9% Notes that impose limitations on Resorts’ ability to reacquire its equity interests. So long as these covenants are in effect, they will be applicable to any purchase by Resorts of the 14.47% Interest or the 17.0359% Interest and, accordingly, will prohibit such a purchase unless the transaction, at the time it occurs, complies with the respective provisions of each covenant or any non-compliance is waived by the lenders under the credit facility and/or the holders of the 9% Notes, as applicable.

In the event of an initial public offering of Resorts’ equity securities, the Put and Call provisions described above will terminate and be of no further force and effect. In the event of a public offering of equity securities by Resorts in which any member of Resorts is allowed to participate, the Interest Holder will have rights under the New Operating Agreement equivalent to those of the other members of Resorts to sell the equity securities of Resorts held by the Interest Holder on a pro rata basis with the other members. At closing under the Purchase Agreement, NGA and Resorts entered into a registration rights agreement that also granted to NGA and its permitted assigns certain registration rights relating to their equity interest in Resorts following any initial public offering of the equity securities of Resorts.

The terms of the Purchase Agreement relating to our issuance on December 14, 2007, of a 14.47% equity interest in Resorts entitled Resorts either, prior to or immediately following, to make a distribution to the members of Resorts prior to such issuance of up to $10 million. During the annual meeting of the Board of Members of Resorts on June 7, 2007, the board approved a $10 million distribution upon the execution of the Purchase Agreement. The $10 million distribution, which was made on July 25, 2007, was funded through borrowings under Resorts’ existing credit facility.

Commitments and Contingencies

City of Shreveport Ground Lease and Admission Fees

The Louisiana Partnership entered into a ground lease with the City of Shreveport for the land on which Eldorado-Shreveport was built. The lease has an initial term ending December 20, 2010 with subsequent renewals for up to an additional 40 years. Base rental payments under the lease began when construction commenced and were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continues at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. The annual base rental payment will increase by 15% during each of the second, third, fourth and fifth five-year renewal terms with no further increases. The base rental portion of the ground lease is being amortized on a straight-line basis . In addition to the base rent, the Louisiana Partnership pays a monthly percentage rent equal to the greater of (1) $500,000 per year or (2) the sum of 1% of the Louisiana Partnership’s adjusted gross revenues and the amount by which 50% of the net income from Eldorado-Shreveport’s parking facilities exceeds a specified parking income credit. Ground lease rentals amounted to approximately $2 million in each of the years ended December 31, 2007 and 2006, including percentage rentals amounting to $1.4 million in each year.

In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the Bossier Parish School Board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. In May 2005, HCS and the Bossier Parish Police Jury concluded a settlement agreement, which was subsequently approved by the Bankruptcy Court. Under the terms of the settlement agreement, the Louisiana Partnership began paying a percentage of its Net Gaming Proceeds, as defined, in the amount of .3% during 2006, which increased to ..4% effective January 1, 2007 and will increase to .5% after 2007. Such payments to the Bossier Parish Police Jury are in addition to the payments under the ground lease and are in lieu of both admission fees and any sales or use tax for complimentary goods or services. Such payments in lieu of admission fees and school taxes amounted to $6.0 million and $5.7 million for the years ended December 31, 2007 and 2006, respectively.

Contractual Commitments

The following table summarizes our material obligations and commitments to make future payments under certain contracts, including long-term debt obligations, capitalized leases base rental payments under the ground lease and operating leases, as of December 31, 2007 (in thousands).

Type of Contractual Obligation

Payment due by Period	Long-Term Debt Instruments	Interest payments on long-term debt (1)	Preferred Equity Interest (2)	Capital Leases	Operating Leases (3)	Total
2008	$202	$22,027	$—	$306	$652	$23,187
2009	215	21,515	—	493	293	22,516
2010	230	21,500	—	124	215	22,069
2011	12,245	21,485	—	124	164	34,018
2012	157,357	15,005	—	124	140	172,626
Thereafter	64,475	7,536	20,433	226	407	93,077

Total	$234,724	$109,068	$20,433	$1,397	$1,871	$367,493

(1)	Interest payments assume that the Louisiana Partnership did not utilize the provision under the New Indenture allowing the Louisiana Partnership to issue additional New Shreveport Notes in lieu of making interest payments. The Louisiana Partnership has the option of doing this two more times.
(2)	Includes interest of $433.
(3)	Includes ground lease; base fee, cash payment only.

The repayment of Resorts’ long-term debt, which consists of indebtedness under its credit facility, the Aircraft Note and the indebtedness evidenced by the 9% Notes, is subject to acceleration upon the occurrence of an event of default under the credit facility, the Aircraft Note or the indenture relating to the 9% Notes, respectively. Long-term debt instruments includes interest obligations associated with debt and capital lease obligations outstanding as of December 31, 2007, and through the debt or lease maturity date.

Interest on the New Shreveport Notes is payable semiannually in cash or, at our option, through the issuance of additional New Shreveport Notes for all or a portion of the amount of interest then due. On February 1 and August 1, 2006, respectively, the Louisiana Partnership issued $8.2 million and $7.4 million of additional New Shreveport Notes due 2012 in lieu of making the cash interest payments.

We routinely enter into operational contracts in the ordinary course of our business, including construction contracts for minor projects that are not material to our business or financial condition as a whole. Our commitments relating to these contracts are recognized as liabilities in our consolidated balance sheets when services are provided with respect to such contracts. Resorts expect to spend approximately $1.0 million and the Louisiana Partnership expects to spend an additional $1.0 million on new slot machines in 2008.

Effective June 1, 2006, the Louisiana Partnership terminated a lease agreement with respect to approximately 45,000 square feet of retail space located across the street from the casino/hotel complex thereby becoming the direct lessor for the retail tenants. The termination of the lease resulted from the default on payments from the lessee. Rental revenue for the years ended December 31, 2007 and 2006 amounted to $0.3 million and $0.2 million, respectively. There are currently four tenants renting approximately 18,300 square feet of space under rental agreements expiring at various dates between 2008 and 2012, most of which have optional renewal periods. Rental payments are comprised of fixed monthly amounts, percentage rentals and common area maintenance payments.

As previously discussed, on December 19, 2007, we exercised the call option under the Joint Venture Agreement to require SGH to sell us all of its 23.6% interest in us. Under the Call Agreement, the closing date and payment of the Call Purchase Price of the December 2007 Call were to take place on the second Business Day following the date on which we received the requisite regulatory approval from the Gaming Authorities. The regulatory approval was received on March 18, 2008 and the Call Purchase Price of $9,263,426 was paid on March 20, 2008. The payment will be recorded during the first quarter of 2008 as a charge to partners’ equity for the redemption of non-voting partnership equity interests.

Resorts made cash interest payments of $28.6 million, $6.9 million, and $6.9 million during the years ended December 31, 2007, 2006, and 2005, respectively.

ITEM 7.	FINANCIAL STATEMENTS.

Reference is made to the reports of Deloitte & Touche, LLP and Ernst & Young LLP and the audited financial statements of the Company, audited financial statements of Eldorado Resorts, LLC, and audited financial statements of Circus and Eldorado Joint Venture appearing on pages F-1 through F-62 of this annual report, which are incorporated in this Item 7 by this reference.

ITEM 8.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A(T).	CONTROLS AND PROCEDURES.

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

There have been no changes in our control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Company is managed by a board of managers which has four members who are Thomas R. Reeg (who is also the Company’s Operating Manager), Timothy T. Janszen, Ryan Langdon and Roger May. Each of the Company’s managers may be removed from the Company’s board of managers at any time, with or without cause, by VoteCo as the holder of all of the Company’s voting equity. A majority of the Company’s managers may remove the Operating Manager from the position of Operating Manager (but not from the position of manager). The approval of a majority of the Company’s managers is required to elect a new Operating Manager, who must be selected from among the members of the Company’s board of managers. Other than its Operating Manager, the Company does not have any executive officers.

The following table sets forth information as of the date of this report, regarding each manager of the Company and each manager of Resorts.

Name	Age	Position(s)
Thomas R. Reeg(1)	36	Manager of the Company and Resorts and Operating Manager of the Company
Timothy T. Janszen(2)	43	Manager of the Company
Ryan Langdon(3)	35	Manager of the Company
Roger A. May(4)	42	Manager of the Company
Donald L. Carano(5)	75	Manager of Resorts
Gary L. Carano(6)	54	Manager of Resorts
Raymond J. Poncia, Jr.(7)	73	Manager of Resorts

(1)	Mr. Reeg has been a manager of the Company since January 11, 2007 and its operating manager since July 1, 2007. In his capacity as the Company’s Operating Manager, Mr. Reeg performs certain services for the Company commonly performed by a principal executive officer. Mr. Reeg is the designated representative of AcquisitionCo, which became a member of Resorts’ board of managers upon the closing of the Company’s acquisition of its interest in Resorts on December 14, 2007.
(2)	Mr. Janszen has been a manager of the Company since July 1, 2007.
(3)	Mr. Langdon has been a manager of the Company since July 1, 2007.
(4)	Mr. May has been a manager of the Company since July 1, 2007. In his capacity as a manager of the Company, Mr. May performs certain services for the Company commonly performed by a principal financial officer.
(5)	Mr. Carano is the designated representative of Recreational Enterprises, Inc., a Nevada corporation, which has been a member of Resorts’ board of managers since 1996.
(6)	Mr. Carano has been a member of Resorts’ board of managers since 1996.
(7)	Mr. Poncia is the designated representative of Hotel-Casino Management, Inc., a Nevada corporation, which has been a member of Resorts’ board of managers since 1996.

Thomas R. Reeg, CFA. Mr. Reeg has been a Senior Managing Director of Newport Global Advisors L.P. since September 14, 2005. Prior to joining Newport Global Advisors L.P., Mr. Reeg held a number of positions, most recently Managing Director and portfolio manager, in the High Yield Group of AIG Global Investment Group from 2002 to September 2005. Mr. Reeg was responsible for co-management of the high yield mutual fund portfolios. Mr. Reeg joined AIG Global Investment Group in 2002 as a senior high yield investment analyst where he coordinated credit research in the gaming, lodging and utilities sectors. Prior to joining AIG Global Investment Group, Mr. Reeg was a senior high yield research analyst covering telecommunications, casino, lodging and leisure sectors at Bank One Capital Markets. Mr. Reeg’s previous experience also includes similar high yield research positions with ABN AMRO and Bank of America Securities. He received a Bachelor of Business Administration in Finance from the University of Notre Dame in 1993. Mr. Reeg is a Chartered Financial Analyst.

Timothy T. Janszen. Mr. Janszen has been the Chief Executive Officer of Newport Global Advisors L.P. since September 14, 2005. Prior to joining Newport Global Advisors L.P., Mr. Janszen held a number of positions, most recently Managing Director and portfolio manager, in the High Yield Group of AIG Global Investment Group over a period of more than five years. Mr. Janszen joined AIG Global Investment Group with the acquisition of American General Investment Management (“AGIM”) in 2001. Mr. Janszen was responsible for the management of AIG Global Investment Group’s high yield group. Mr. Janszen was also the lead portfolio manager of all general and separate high yield accounts. Previously, Mr. Janszen was head of high yield portfolio management at AIG Global Investment Group. At AGIM, he was head of credit research. Prior to rejoining AGIM, Mr. Janszen served as director of research for Pacholder Associates, an independent money manager focused on high yield and distressed investing. Prior to that, Mr. Janszen worked for American General as a senior investment manager. For the four years prior to originally joining American General, Mr. Janszen served in a variety of senior management positions including the last two years as president of ICO, Inc., a public oil service company affiliated with Pacholder. Mr. Janszen spent the first four years of his career as a high yield trader and analyst at Pacholder. Mr. Janszen received a Bachelor of Science in Business Administration, cum laude, from Xavier University in Cincinnati, Ohio, in 1986.

Ryan Langdon. Mr. Langdon has been a Senior Managing Director of Newport Global Advisors L.P. since September 14, 2005. Prior to joining Newport Global Advisors L.P., Mr. Langdon held a number of positions, most recently a Managing Director and portfolio manager, in the High Yield Group of AIG Global Investment Group from 2002 to September 2005. Mr. Langdon was responsible for managing the distressed portfolio. Mr. Langdon joined AIG Global

Investment Group’s High Yield Group in 2002 as a senior high yield investment analyst following the telecommunications and cable sectors. Prior to joining AIG Global Investment Group, Mr. Langdon worked at ABN AMRO as a senior high yield telecommunications and cable analyst. Mr. Langdon started his career as a vice president and high yield investment analyst at Pacholder Associates. He received a Bachelor of Science in Business Economics from Miami University in 1994 and a Master of Arts in Economics from Miami University in 1995. Mr. Langdon serves on the board of directors of iPCS, Inc.

Roger A. May, CFA. Mr. May has been a Senior Managing Director of Newport Global Advisors L.P. since September 14, 2005. Prior to joining Newport Global Advisors L.P., Mr. May held a number of positions, most recently Managing Director, in the High Yield Group of AIG Global Investment Group over a period of more than five years. Mr. May was co-head of research for the High Yield Group, as well as the senior analyst in the healthcare, pharmaceuticals and utilities sectors. Mr. May joined AIG Global Investment Group with the acquisition of AGIM in 2001. Mr. May joined AGIM in 1999 as a senior fixed income investment manager covering the healthcare, lodging and service sectors. Mr. May received a Bachelor of Science in Mathematics from Louisiana State University in 1989 and a Master of Business Administration from the University of Houston in 1996. Mr. May is a Chartered Financial Analyst.

Donald L. Carano. Mr. Carano has been a manager of Resorts since 1996. Mr. Carano has served as Chief Executive Officer of, and has owned a controlling interest in, Resorts or its predecessor since 1973. Previously, he was an attorney with the firm of McDonald Carano Wilson LLP, with which he maintains an “of counsel” relationship. Mr. Carano has been involved in the gaming industry and has been a licensed casino operator since 1969. Also, since 1984, Mr. Carano has been the Chief Executive Officer of the Ferrari Carano Winery. He is the father of Gary Carano. He is also the father of Gene and Gregg Carano and is married to Rhonda Carano, each of whom is employed by Eldorado-Reno in an executive or senior management position.

Gary L. Carano. Mr. Carano has been the designated representative of Recreational Enterprises, Inc., a manager of Resorts, since 1996. Mr. Carano has served as General Manager of the Silver Legacy since 1995. Mr. Carano has served as President and Chief Operating Officer of Resorts since 2004. Previously, he served as Assistant General Manager, General Manager and Chief Operating Officer of the Eldorado from 1980 to 1994. Mr. Carano holds a Bachelors Degree in Business Administration from the University of Nevada, Reno.

Raymond J. Poncia, Jr. Mr. Poncia has been the designated representative of Hotel-Casino Management, Inc., a manager of Resorts, since 1996. Mr. Poncia has had an ownership interest in the Eldorado since 1973 and has been involved in the gaming industry since 1968. He has been involved with the Eldorado in the areas of development, architectural and interior design, construction financing and business planning. Mr. Poncia received his architectural degree from Case-Reserve University and has been a licensed architect in private practice since 1960.

Section 16(a) Beneficial Ownership Reporting Compliance

The only reports required to be filed pursuant to Section 16(a) of the Exchange Act by a manager, officer or more than 10% holders of the securities of the Company during the year ended December 31, 2007 (the first year that Section 16(a) was applicable to such persons) that were not timely filed were the reports on Form 3 filed on October 26, 2007, by NGA VoteCo, LLC, Thomas R. Reeg, Timothy T. Janszen, Ryan Langdon and Roger A. May, respectively.

Code of Ethics

The Company’s Board of Managers has adopted a code of ethics that applies to its principal executive officer, principal financial officers, principal accounting officer, or persons performing similar functions. The code of ethics is a written standard designed to deter wrongdoing and to promote

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

full, fair, accurate, timely and understandable disclosure in the Company’s reports and other documents that it files with, or submits to, the Securities and Exchange Commission or any applicable gaming regulatory authority and in other public communications made by the Company;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the code in the manner provided in the code; and

•	accountability for adherence to the code.

A copy of the code of ethics is included as Exhibit 14.1 to this report.

ITEM 10.	EXECUTIVE COMPENSATION.

The Company’s managers, including its Operating Manager, are not entitled to compensation from the Company for any services rendered to or on behalf of the Company, or otherwise, in their capacities as managers of the Company and, accordingly, no compensation for such services has been paid to the Company’s managers by or on behalf of the Company. The Company’s managers, including the Operating Manager, also are not compensated by or on behalf of the Company for any other services they provide to the Company, including the services performed by Mr. Reeg that are commonly performed by a principal executive officer and the services performed by Mr. May that are commonly performed by a principal financial officer or a principal accounting officer. The Company’s managers are entitled to reimbursement from the first available funds of the Company for direct out-of-pocket costs and expenses they incur on behalf of the Company that directly relate to the business and affairs of the Company. The Company does not have any named executive officers other than its Operating Manager, Thomas R. Reeg, who during the year ended December 31, 2007 performed services for the Company commonly performed by a principal executive officer, for which Mr. Reeg received no compensation.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this report, information regarding the beneficial ownership of the Company’s voting securities by all persons known to be the beneficial owners of more than 5% of any voting class of Company securities.

Name of Beneficial Owner(1)	Title of Class of Company Securities	Amount and Nature of Beneficial Ownership(2)	Percent of Class
NGA VoteCo, LLC	Class A Units	1 Unit (3)	100	%(3)
Thomas R. Reeg(4)	Class A Units	1 Unit (5)	100	%(5)
Timothy T. Janszen(6)	Class A Units	1 Unit (5)	100	%(5)
Ryan Langdon(7)	Class A Units	1 Unit (5)	100	%(5)
Roger A. May(8)	Class A Units	1 Unit (5)	100	%(5)

(1)	The address for each beneficial owner is:

c/o Newport Global Advisors LP

21 Waterway Avenue, Suite 150

The Woodlands, TX 77380

(2)	Beneficial ownership is determined in accordance with the Exchange Act, as amended, and the rules and regulations promulgated thereunder.
(3)	VoteCo directly owns one Class A Unit of the Company, which is the only Class A Unit of the Company that is issued and outstanding.
(4)	Thomas R. Reeg is a member of the Company’s and VoteCo’s board of managers and the operating manager of VoteCo and the Company.
(5)	Thomas R. Reeg, Timothy T. Janszen, Ryan Langdon and Roger A. May (collectively, the “VoteCo Equityholders”) are the voting members of VoteCo holding 30, 30, 30 and 10 VoteCo Units, respectively. These individuals may be deemed to form a “group” holding all 100 VoteCo Units and, as a result, each such individual may be deemed to be a beneficial owner of the Class A Unit of the Company directly held by VoteCo.
(6)	Mr. Janszen is a member of the Company’s and VoteCo’s board of managers.
(7)	Mr. Langdon is a member of the Company’s and VoteCo’s board of managers.
(8)	Mr. May is a member of the Company’s and VoteCo’s board of managers.

The following table sets forth, as of September 30, 2007, information regarding the beneficial ownership by each of the Company’s managers, Thomas R. Reeg, Timothy T. Janszen, Ryan Langdon and Roger A. May, of each class of equity securities of the Company, the Company’s parent or the Company’s subsidiaries of which he owns any beneficial interest. Mr. Reeg, who is the Company’s operating manager, and performs services for the Company commonly performed by a principal financial officer, is the Company’s only named executive officer.

Name of Company Manager(1)	Title of Class of Securities	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Thomas R. Reeg(3)	VoteCo Units	30 Units (4)	30.0	%(4)
	Company Class A Units	1 Unit (5)	100	%(5)
	Blocker Units	100 Units (6)	100	%(6)
	AcquisitionCo Units	100 Units (7)	100	%(7)
Timothy T. Janszen(8)	VoteCo Units	30 Units (9)	30.0	%(4)
	Company Class A Units	1 Unit (5)	100	%(5)
	Blocker Units	100 Units (6)	100	%(6)
	AcquisitionCo Units	100 Units (7)	100	%(7)
Ryan Langdon(10)	VoteCo Units	30 Units (11)	30.0	%(4)
	Company Class A Units	1 Unit (5)	100	%(5)
	Blocker Units	100 Units (6)	100	%(6)
	AcquisitionCo Units	100 Units (7)	100	%(7)
Roger A. May(12)	VoteCo Units	10 Units (13)	10.0	%(4)
	Company Class A Units	1 Unit (5)	100	%(5)
	Blocker Units	100 Units (6)	100	%(6)
	AcquisitionCo Units	100 Units (7)	100	%(7)
Company Managers and Executive Officers of the Company as a Group (4 persons)(14)
	Company Class A Units	1 Unit (5)	100	%(5)
	Blocker Units	100 Units (6)	100	%(6)
	AcquisitionCo Units	100 Units (7)	100	%(7)

(1)	The address for each manager of the Company is:

c/o Newport Global Advisors LP

21 Waterway Avenue, Suite 150

The Woodlands, TX 77380

(2)	Beneficial ownership is determined in accordance with the Exchange Act, as amended, and the rules and regulations promulgated thereunder.
(3)	Thomas R. Reeg is the operating manager of VoteCo, the Company, Blocker and AcquisitionCo. Mr. Reeg performs services for the Company commonly performed by a principal executive officer.
(4)	Thomas R. Reeg is the listed owner of these securities.
(5)	VoteCo is the listed owner of one Class A Unit of the Company, which is the only Class A Unit of the Company that is issued and outstanding. Thomas R. Reeg, Timothy T. Janszen, Ryan Langdon and Roger A. May each may be deemed to be a member of a “group” holding all 100 VoteCo Units and, as a result, each may be deemed to be a beneficial owner of the Class A Unit of the Company, representing the only Class A Unit of the Company issued and outstanding, directly held by VoteCo.
(6)	The Company is the listed owner of all 100 Blocker Units. Thomas R. Reeg, Timothy T. Janszen, Ryan Langdon and Roger A. May each may be deemed to be a member of a “group” holding all 100 VoteCo Units and, as a result, each may be deemed to be a beneficial owner of all Blocker Units directly held by the Company.
(7)	Blocker is the listed owner of all 100 AcquisitionCo Units. Thomas R. Reeg, Timothy T. Janszen, Ryan Langdon and Roger A. May each may be deemed to be a member of a “group” holding all 100 VoteCo Units and, as a result, each may be deemed to be a beneficial owner of all AcquisitionCo Units directly held by Blocker.
(8)	Timothy T. Janszen is a manager of VoteCo, the Company, Blocker and AcquisitionCo.
(9)	Timothy T. Janszen is the listed owner of these securities.
(10)	Ryan Langdon is a manager of VoteCo, the Company, Blocker and AcquisitionCo.
(11)	Ryan Langdon is the listed owner of these securities.
(12)	Roger A. May is a manager of VoteCo, the Company, Blocker and AcquisitionCo. Mr. May performs services for the Company commonly performed by a principal financial officer or a principal accounting officer.
(13)	Roger A. May is the listed owner of these securities.
(14)	The Company currently has no executive officers.

Equity Compensation Plans

The following tables set forth certain information relating to equity compensation plans as of December 31, 2007 for the Company, which has no equity compensation plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	—	None
Equity compensation plans not approved by security holders	None	—	None
Total	None	—	None

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

The Company’s Board of Managers has determined that none of the Company’s managers is “independent” as that term is defined under current rules of the New York Stock Exchange (the “NYSE”). None of the Company’s securities are listed on the NYSE or any other national securities exchange or any national securities association, nor is there any current intention to so list any securities of the Company in the future.

The Board of Managers of Resorts has determined that no member of Resorts’ Board of Managers is “independent” as that term is defined under current rules of the NYSE. None of Resorts’ securities are listed on the NYSE or any other national securities exchange or any national securities association, nor is there any current intention to so list any securities of Resorts in the future.

Company’s Parent

The Company’s only parent is VoteCo, which holds 100% of the voting securities of the Company.

Related Transactions

Until July 1, 1996, Resorts had historically paid a management fee to each of Recreational Enterprises, Inc. and Hotel Casino Management, Inc. A portion of these fees represented compensation for services provided to Resorts by certain members of the Carano family. Effective July 1, 1996, Resorts entered into a new management agreement (the “Eldorado Management Agreement”) with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. which provides that Recreational Enterprises, Inc. and Hotel Casino Management, Inc. (collectively, the “Managers”) will, among other things, (a) develop strategic plans for Resorts’ business, including preparing annual budgets and capital expenditure plans, (b) provide advice and oversight with respect to financial matters of Resorts, (c) establish and oversee the operation of financial accounting systems and controls and regularly review Resorts’ financial reports, (d) provide planning, design and architectural services to Resorts and (e) furnish advice and recommendations with respect to certain other aspects of Resorts’ operations. In consideration for such services, Resorts pays to the Managers a management fee not to exceed 1.5% of Resorts’ annual net revenues. There is no minimum payment required to be paid to the Managers pursuant the Eldorado Management Agreement. The current term of the Eldorado Management Agreement continues in effect until July 1, 2008 after which it will be automatically renewed for additional three-year terms until terminated by one of the parties. Resorts paid management fees to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. of $393,600 and $206,400, respectively, in 2007. There can be no assurance that the terms of the Eldorado Management Agreement are at least as favorable to Resorts as could be obtained from unaffiliated third parties. Recreational Enterprises, Inc. is beneficially owned by members of the Carano family and Hotel Casino Management, Inc. is beneficially owned by members of the Poncia family. Donald M. Carano and Raymond J. Poncia, Jr. are members of Resorts’ board of managers.

Resorts owns the parcel on which Eldorado-Reno is located, except for approximately 30,000 square feet which is leased from C, S and Y Associates, a general partnership of which Donald Carano is a general partner (the “C, S and Y Lease”). The C, S and Y Lease expires on June 30, 2027. Annual rent is payable in an amount equal to the greater of (i) $400,000 or (ii) an amount based on a decreasing percentage of Eldorado-Reno’s gross gaming revenues for the year ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75 million. In 2007, the rent paid pursuant to the C, S and Y Lease, totaled approximately $633,000. In the opinion of Resorts’ management, the terms of the C, S and Y Lease are at least as favorable to Resorts as could have been obtained from unaffiliated third parties.

Resorts currently retains the firm of McDonald Carano Wilson LLP (“McDonald Carano”) in connection with a variety of legal matters. Donald Carano was an attorney with McDonald Carano from 1961 until 1980. Mr. Carano has maintained an “of counsel” relationship with McDonald Carano, but is not involved in the active practice of law or in the representation of Resorts or any of its affiliates as an attorney. Mr. Carano receives no compensation from McDonald Carano. In the opinion of Resort’s management, the fees paid to McDonald Carano are at least as favorable to Resorts as could be obtained from any other law firm for comparable services.

Resorts owns a 21.25% interest in Tamarack Crossings, LLC, a Nevada limited liability company, which owns and operates Tamarack Junction (“Tamarack”), a small casino in south Reno, Nevada. Resorts has a nontransferable option to purchase from Donald Carano, at a purchase price equal to his cost plus any undistributed income attributable thereto (which amounted to approximately $2.6 million at December 31, 2007), an additional 10.0% interest in Tamarack Crossings, LLC, which is exercisable until June 30, 2010. Donald Carano currently owns a 26.25% interest in Tamarack Crossings, LLC. Four members of Tamarck Crossings, LLC, including Resorts and three unaffiliated third parties, manage the business and affairs of the Tamarack. At December 31, 2007 and 2006, Resorts’ financial investment in Tamarack Crossings, LLC was $5.6 million and $4.8 million, respectively. Resorts’ capital contribution to Tamarack Crossings, LLC represents its proportionate share of the total capital contributions of the members. Additional capital contributions of the members, including Resorts, may be required for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings.

From time to time Resorts leases aircraft owned by Recreational Enterprises, Inc., for use in operating its business. In 2007, the lease payments made by Resorts for use of the aircraft totaled approximately $1.6 million. In the opinion of Resorts’ management, the lease terms were at least as favorable to Resorts as could have been obtained from an unaffiliated third party.

From time to time Resorts leases a yacht owned by Sierra Adventure Equipment, a limited liability company beneficially owned by Recreational Enterprises, Inc., for use in operating its business. In 2007, the lease payments made by Resorts for use of the yacht totaled approximately $81,500. In the opinion of Resorts’ management, the lease terms were at least as favorable to Resorts as could have been obtained from an unaffiliated third party.

Resorts occasionally purchases wine and firewood directly from the Ferrari Carano Winery, which is owned by Recreational Enterprises, Inc. and Donald Carano. The firewood is used in Eldorado-Reno’s various wood burning ovens while wine purchases are sent directly to customers in appreciation of their patronage. In 2006, Resorts spent approximately $106,000 for these products. In the opinion of Resorts’ management, the purchases were on terms as least as favorable to Resorts as could have been obtained from an unaffiliated third party.

In 2007, the Silver Legacy Joint Venture made tax distributions to its partners, including distributions to Resorts in the amount of approximately $2.3 million. During the year ended December 31, 2007, Resorts made cash distributions of $4.8 million, utilizing all of the $2.3 million from the Silver Legacy Joint Venture, to its members for income taxes. In January 2008, Resorts made an additional tax distribution of $1,157,000 to its members relating to the year ended December 31, 2007, including $40,000 distributed to the Company. In addition to its tax distributions, on July 25, 2007, Resorts made a $10 million distribution to its then current members in accordance with the terms of the Purchase Agreement relating to the Company’s December 2007 acquisition of its interest in Resorts.

The information included in Item 1 of this report under the subcaption “The Resorts Transaction” is incorporated herein by this reference.

By a notice dated December 19, 2007 (the “Call Notice”), the Louisiana Partnership exercised its call right under its partnership agreement to require a third partner of the partnership not affiliated with Resorts (the “Selling Partner”) to sell to the Louisiana Partnership, subject to Louisiana gaming regulatory approval, all of its 23.6% interest in the Louisiana Partnership (the “Call Transaction”). By the terms of its partnership agreement, the Louisiana Partnership was entitled to deliver the Call Notice because EBITDAM of the Louisiana Partnership for the period of four fiscal quarters ended September 30, 2007, exceeded $30 million. Based on EBITDAM of $31,286,480, the call purchase price was $9,263,426. In order to defer the closing of the Call Transaction to a date that would allow the time required to obtain the necessary gaming regulatory approval, the Louisiana Partnership entered into an agreement with the Selling Partner on December 17, 2007 (the “Call Agreement”) to specify a post-approval closing date for the transaction, as permitted by the partnership agreement. In accordance with the Call Agreement, the closing of the Call Transaction occurred on March 20, 2008, the second business day following the date on which the requisite regulatory approval was obtained from the Louisiana gaming authorities. The Call Agreement also provided that if the Louisiana Partnership elected to give the Call Notice, the closing of the Call Transaction occurred after the closing date otherwise specified in the partnership agreement and the call purchase price, when calculated based on the Louisiana Partnership’s financial statements for the four fiscal quarters ending December 31, 2007, would be greater than the call purchase price otherwise payable, the Louisiana Partnership would seek the requisite approvals to pay as additional consideration to the Selling Partner the difference between the original call purchase price and the call purchase price that would have been payable if calculated based the Louisiana Partnership’s financial statements for the four fiscal quarters ended December 31, 2007. Based on the financial statements of the Louisiana Partnership for the four fiscal quarters ended December 31, 2007, no additional amount was required to be paid for the 23.6% interest. As a result of the closing of the Call Transaction, all of the interests in the Louisiana Partnership are owned by Resorts’ wholly owned subsidiaries, ES#1 (98.7%) and ES#2 (1.3%), but, in accordance with the terms of the partnership agreement, the Selling Partner retained all of its rights relating to its “Preferred Capital Contribution Amount” and “Preferred Return” (as these terms are defined in the partnership agreement).

ITEM 13.	EXHIBITS.

The following exhibits are filed with, or incorporated by reference in, this report.

Exhibit No.	Description
2.1	Subscription Agreement for Class A Unit dated May 31, 2007 (Incorporated by reference to Exhibit No. 2.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

2.2	Subscription Agreement for Class B Units dated May 31, 2007 (Incorporated by reference to Exhibit No. 2.2 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

3.1	Articles of Organization of NGA HoldCo LLC, dated as of January 4, 2007 (Incorporated by reference to Exhibit No. 3.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

3.2	Amended and Restated Operating Agreement of NGA HoldCo LLC (Incorporated by reference to Exhibit No. 3.2 to Amendment No. 1 to the Company’s registration statement on Form 10-SB filed with the SEC on August 31, 2007 – SEC File No. 000-52734)

4.1	Amended and Restated Operating Agreement of Eldorado Resorts, LLC dated as of December 14, 2007

10.1	Amended and Restated Purchase Agreement dated as of July 20, 2007 by and among Eldorado Resorts LLC, AcquisitionCo LLC and Donald L. Carano (Incorporated by reference to Exhibit No. 10.1 to Amendment No. 1 to the Company’s registration statement on Form 10-SB filed with the SEC on August 31, 2007 – SEC File No. 000-52734)

10.2	Put-Call Agreement dated as of December 14, 2007

10.3	Registration Rights Agreement dated as of December 14, 2007

10.4	Indenture dated April 20, 2004, between Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Resorts’ Form 10-Q for the quarterly period ended March 31, 2004 SEC - File No. 333-11811)

10.5	Supplemental Indenture, dated August 11, 2005, by and among Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.38 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.6	Second Supplemental Indenture, dated November 21, 2006, by and among Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.39 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.7	Supplemental Indenture, dated as of November 20, 2007

10.8	Environmental Indemnity, entered into as of March 5, 2002 (Incorporated by reference to Exhibit 10.10.6 to Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.9	Loan and Aircraft Security Agreement dated as of December 30, 2005 among Eldorado Resorts LLC and Banc of America Leasing & Capital (Incorporated by reference to Exhibit No. 10.8 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.10	Third Amended and Restated Loan Agreement dated as of February 28, 2006 among Eldorado Resorts LLC and Bank of America, N.A. (formerly Bank of America National Trust and Savings Association), as Issuing Bank and Administrative Agent. (Incorporated by reference to Exhibit No. 10.9 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.11	Amendment No. 1 to Third Amended and Restated Loan Agreement

10.12	Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 3.3 to the Form S-4 Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. – SEC File No. 333-87202)

10.13	Management Agreement dated as of June 28, 1996 by and between Eldorado Resorts LLC, Recreational Enterprises, Inc. and Hotel-Casino Management, Inc. (Incorporated by reference to Exhibit 10.3 to the Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.14	Lease dated July 21, 1972 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.1 to the Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.15	Addendum to Lease dated March 20, 1973 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.2 to Resorts’ and Eldorado Capital Corp.’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.16	Amendment to Lease dated January 1, 1978 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.3 to Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.17	Amendment to Lease dated January 31, 1985 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.4 to Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.18	Third Amendment to Lease dated December 24, 1987 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.5 to Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.19	Second Amended and Restated Credit Agreement, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, the banks referred to therein and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.2 to Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.20	Guaranty dated as of March 5, 2002, made by Silver Legacy Capital Corp., in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.3 to Resorts’ Form 10-K for the year ended December 31, 2001 SEC File No. 333-11811)

10.21	Second Amended and Restated Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.4 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.22	Guarantor Security Agreement, dated as of March 5, 2002, by and between Silver Legacy Capital Corp. and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.5 to Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.23	Second Amended and Restated Deed of Trust, dated as of February 26, 2002, but effective March 5, 2002, by and among Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.6 to Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.24	Second Amended and Restated Assignment of Rent and Revenues entered into as of February 26, 2002, but effective as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.7 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.25	Second Amended and Restated Collateral Account Agreement, dated March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.8 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.26	Intercreditor Agreement, dated as of March 5, 2002, by and among Bank of America, N.A., as administrative agent, The Bank of New York, as trustee, Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 10.9.9 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.27	Indenture, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.1 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.28	Deed of Trust, dated as of February 26, 2002, by Circus and Eldorado Joint Venture, to First American Title Company of Nevada for the benefit of the Bank of New York. (Incorporated by reference to Exhibit 10.10.2 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.29	Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Silver Legacy Corp. for the benefit of The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.3 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.30	Assignment of Rent and Revenues entered into as of February 26, 2002, by and between Circus and Eldorado Joint Venture and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.4 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.31	Collateral Account Agreement, dated as of March 5, 2002, by and among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.5 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.32	Amendment No. 1 to Second Amended and Restated Credit Agreement dated November 4, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to Circus and Eldorado Joint Venture’s Quarterly Report on Form 10-Q for the period ended September 30, 2003–Commission File No. 333-87202)

10.33	Modification of Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rights dated November 3, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to Circus and Eldorado Joint Venture’s Quarterly Report on Form 10-Q for the period ended September 30, 2003–Commission File No. 333-87202)

10.34	Amendment No. 2 to Second Amended and Restated Credit Agreement dated June 15, 2005 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to Circus and Eldorado Joint Venture’s Current Report on Form 8-K filed June 20, 2005–Commission File No. 333-87202)

10.35	Amendment No. 3 to Second Amended and Restated Credit Agreement dated March 2, 2006 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to Circus and Eldorado Joint Venture’s Current Report on Form 8-K filed March 8, 2006–Commission File No. 333-87202)

10.36	UCC Financing Statement Amendments (Incorporated by reference to Exhibit 4.15 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

10.37	Amendment No. 4 to Second Amended and Restated Credit Agreement as of March 28, 2007 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.11 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

10.38	Modification of Second Amended and Restated Assignment of Rents and Revenues between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.12 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

10.39	Second Modification of Second Amended and Restated Construction Deed of Trust between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.13 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

10.40	Fifth Amended and Restated Partnership Agreement of Eldorado Casino Shreveport Joint Venture, dated as of July 22, 2005. (Incorporated by reference to Exhibit No. 10.40 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.41	Amendment No. 1, dated as of November 29, 2007, to the Fifth Amended and Restated Joint Venture Agreement of Eldorado Casino Shreveport Joint Venture

10.42	Management Agreement, dated as of July 22, 2005, by and between Eldorado Casino Shreveport Joint Venture and Eldorado Resorts, LLC. (Incorporated by reference to Exhibit No. 10.41 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.43	Amended and Restated Indenture, dated as of July 21, 2005, by and among Eldorado Casino Shreveport Joint Venture, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.42 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.44	Supplemental Indenture, dated as of November 15, 2007

10.45	Amended and Restated Security Agreement, dated as of July 21, 2005, by Eldorado Casino Shreveport Joint Venture to U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.43 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.46	Amended and Restated Security Agreement, dated as of July 21, 2005, by Shreveport Capital Corporation to U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.44 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.47	Amended and Restated Mortgage, Leasehold Mortgage, and Assignment of Rents and Leases, dated as of July 21, 2005, by the Company. (Incorporated by reference to Exhibit No. 10.45 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.48	First Amendment to and Restatement of First Preferred Ship Mortgage, dated as of July 21, 2005, by Eldorado Casino Shreveport Joint Venture in favor of U.S. Bank National Association (amending 1999 ship mortgage). (Incorporated by reference to Exhibit No. 10.46 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.49	First Amendment to and Restatement of First Preferred Ship Mortgage, dated as of July 21, 2005, by Eldorado Casino Shreveport Joint Venture in favor of U.S. Bank National Association (amending 2001 ship mortgage). (Incorporated by reference to Exhibit No. 10.47 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.50	Membership Interest Pledge Agreement, dated as of July 22, 2005, by Eldorado Resorts, LLC in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.48 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.51	Partnership Interest Pledge Agreement, dated as of July 22, 2005, by Eldorado Shreveport #1, LLC in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.49 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.52	Partnership Interest Pledge Agreement, dated as of July 22, 2005, by Eldorado Shreveport #2, LLC in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.50 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.53	Reaffirmation of Partnership Undertakings, dated as of July 22, 2005, by Eldorado Shreveport #1, LLC, Eldorado Shreveport #2, LLC and Shreveport Gaming Holdings, Inc., a Delaware corporation, in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.51 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.54	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated February 28, 2006 by Eldorado Resorts LLC in favor of First American Title Company of Nevada, as trustee for the benefit of Bank of America, N.A. (Incorporated by reference to Exhibit No. 10.52 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.55	Third Amended and Restated Security Agreement dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.53 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.56	Second Amended and Restated Security Agreement dated February 28, 2006 by Eldorado Capital Corp. in favor of Bank of America, N.A. as Administrative Agent (Incorporated by reference to Exhibit No. 10.54 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.57	Third Amended and Restated Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated February 28, 2006 by Eldorado Resorts LLC and C.S.&Y. Associates in favor of First American Title Company of Nevada as trustee for the benefit of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.55 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.58	Second Amended and Restated Assignment of Rents and Revenues dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.56 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.59	Second Amended and Restated Assignment of Subleases and Rents dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.57 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.60	Second Amended and Restated Assignment of Equipment Leases dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.58 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.61	Second Amended and Restated Guaranty dated February 28, 2006 by Eldorado Capital Corp. in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.59 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.62	Amendment No. 2 to Third Amended and Restated Loan Agreement

10.63	Securities Purchase Agreement, dated as of March 31, 2008, among Aztar Riverboat Holding Company, LLC, Aztar Indiana Gaming Company, LLC and Resorts Indiana, LLC and Eldorado Resorts, LLC (Incorporated by reference to Exhibit 2.1 to the Form 8-K, dated March 31, 2008, of Tropicana Entertainment, LLC, Tropicana Finance Corp., CP Laughlin Realty, LLC, Columbia Properties Videsburg, LLC and JMBC Casino LLC – SEC File No. 333-144239)

14.1	Code of Ethics of NGA HoldCo, LLC

21.1	Subsidiaries of NGA HoldCo LLC (Incorporated by reference to Exhibit No. 21.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

31.1	Certification of Thomas R. Reeg

31.2	Certification of Roger A. May

32.1	Certification of Thomas R. Reeg pursuant to 18 U.S.C. Section 1350

32.2	Certification of Roger A. May pursuant to 18 U.S.C Section 1350

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Prior to the Company’s acquisition on December 14, 2007 of its interest in Resorts, the Company’s principal accounting firm was Ernst & Young, LLP (“E&Y”) and Resorts principal accounting firm was Deloitte & Touche LLP (“Deloitte”). On February 6, 2008, the Company engaged Deloitte as its principal accounting firm to audit the Company’s financial statements for the year ended December 31, 2007 and dismissed E&Y, as reported in the Company’s current report on Form 8-K dated February 6, 2008. The following table sets forth fees billed by E&Y and Deloitte to the Company for the fiscal years ended December 31, 2007 and 2006.

	E&Y		Deloitte		Total
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2007	2006	2007	2006	2007	2006
Audit Fees (1)	$—	$75,000	$95,000	$—	$95,000	$75,000
Audit Related Fees	—	—	—	—	—	—
Tax Fees	—	—	—	—	—	—
All Other Fees	—	—	—	—	—	—

	$—	$75,000	$95,000	$—	$95,000	$75,000

(1)	Audit Fees. This category includes fees and expenses billed by E&Y and Deloitte for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q. This category also includes services associated with the Company’s registration statement on Form 10-SB.

The Board of Managers has established pre-approval policies and procedures pursuant to which the Board of Managers approves the services provided by our principal accounting firm. The foregoing audit and permissible non-audit services provided by our principal accounting firm in 2007 and 2006 were pre-approved by our Board of Managers, which initially consisted of one manager. Consistent with the Board of Managers’ responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Board of Managers. Requests or applications to provide services that require specific approval by the Board of Managers will be submitted to the Board of Managers by both the independent auditor and Roger A. May who serves as the Company’s Chief Financial Officer. The Chief Financial Officer will immediately report to the Board of Managers any breach of this policy that comes to his attention.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGA HOLDCO, LLC

Date: April 15, 2008	By:	/s/ Thomas R. Reeg
	Name:	Thomas R. Reeg
	Title:	Operating Manager

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Reeg	Operating Manager and Principal	April 15, 2008
Thomas R. Reeg	Executive Officer (Principal Executive Officer)

/s/ Roger A. May	Manager, Principal Financial Officer	April 15, 2008
Roger A. May	and Principal Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Timothy T. Janszen	Manager	April 15, 2008
Timothy T. Janszen

/s/ Ryan Langdon	Manager	April 15, 2008
Ryan Langdon

INDEX TO FINANCIAL STATEMENTS

HISTORICAL FINANCIAL STATEMENTS FOR NGA HOLDCO, LLC

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	F-2

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-4

Consolidated Income Statements for the Year Ended December 31, 2007 and for the period from August 1, 2006 (inception) to December 31, 2006	F-5

Consolidated Statement of Changes in Members’ Equity for the Year Ended December 31, 2007 and for the period from August 1, 2006 (inception) to December 31, 2006	F-6

Consolidated Statements of Cash Flows for the Year Ended December 31, 2007 and for the period from August 1, 2006 (inception) to December 31, 2006	F-7

Notes to Consolidated Financial Statements	F-8

HISTORICAL FINANCIAL STATEMENTS FOR ELDORADO RESORTS, LLC AND SUBSIDIARIES

Independent Auditors’ Report	F-20

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-21

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005	F-22

Consolidated Statements of Members’ Equity for the Years Ended December 31, 2007, 2006 and 2005	F-23

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	F-24

Notes to the Consolidated Financial Statements	F-25

HISTORICAL FINANCIAL STATEMENTS FOR CIRCUS AND ELDORADO JOINT VENTURE AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm	F-47

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-48

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005	F-49

Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2007, 2006 and 2005	F-50

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	F-51

Notes to the Consolidated Financial Statements	F-52

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

NGA Holdco LLC

The Woodlands, Texas

We have audited the accompanying consolidated balance sheet of NGA Holdco, LLC and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of income, changes in members’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NGA Holdco, LLC and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

April 14, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors

of NGA HoldCo LLC

We have audited the accompanying consolidated balance sheet of NGA HoldCo LLC as of December 31, 2006, and the related consolidated income statement, changes in members’ equity, and cash flows for the period from August 1, 2006 (inception) to December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NGA HoldCo LLC at December 31, 2006, and the results of its operations and its cash flows for the period from August 1, 2006 (inception) to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP

/s/ ERNST & YOUNG LLP

Providence, Rhode Island

August 29, 2007

NGA HOLDCO LLC

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current Assets:
Accrued interest receivable	$—	$1,585,224
Subscription receivable	—	3,806
Investments in marketable securities:
Bonds	—	36,190,652
Preferred Shares	—	132,000

Total current assets	—	37,911,682
Investment in Eldorado Resorts LLC	38,256,039	—
Due from related party	5,183,574	—

Total Assets	$43,439,613	$37,911,682

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$243,318	$100,000
Current federal tax liability	222,300	—

Total current liabilities	465,618	100,000
Due to related party	1,083,927	51,597
Deferred federal tax liability	446,097	—

Total Liabilities	1,995,642	151,597

Members’ Equity:
Class A units (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	36,322,652	36,322,652
Retained earnings	5,117,513	1,433,627

Total Members’ equity	41,443,971	37,760,085

Total Liabilities & Members’ equity	$43,439,613	$37,911,682

The accompanying notes are an integral part of these consolidated financial statements.

NGA HOLDCO LLC

CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31, 2007	Period from August 1 (inception) to December 31, 2006
Income:
Gain on marketable securities	$1,992,211	$—
Interest Income	3,532,944	1,585,224
Dividend Income	61,600	—
Equity loss on Resorts	(58,824)	—

Total Income	5,527,931	1,585,224

Expenses:
Legal, licensing, and other expenses	1,175,648	151,597

Net income before income taxes	4,352,283	1,433,627
Income tax expense	(668,397)	—

Net income	$3,683,886	$1,433,627

The accompanying notes are an integral part of these consolidated financial statements.

NGA HOLDCO LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

	Subscribed Class A Units	Class B Units	Retained Earnings	Total Members’ Equity
Fair value of the Eldorado Shreveport Investments as of December 31, 2006	$3,806	$36,322,652	$—	$36,326,458
Net Income	—	—	1,433,627	1,433,627

December 31, 2006	3,806	36,322,652	1,433,627	37,760,085
Net Income	—	—	3,683,886	3,683,886

December 31, 2007	$3,806	$36,322,652	$5,117,513	$41,443,971

The accompanying notes are an integral part of these consolidated financial statements.

NGA HOLDCO LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007	Period from August 1 (inception) to December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,683,886	$1,433,627
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Gain on marketable securities	(1,992,211)	—
Equity loss on Resorts	58,824	—
Decrease in subscription receivable	3,806	—
(Increase) in due from related parties	(5,183,574)	—
Decrease (Increase) in accrued interest receivable	1,585,224	(1,585,224)
Increase in accounts payable and accrued liabilities	143,318	100,000
Increase in due to related parties	1,032,330	51,597
Increase in federal tax liability	668,397	—

Net cash (used in) provided by operating activities:	$—	$—

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities:	$—	$—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash (used in) provided by financing activities:	$—	$—

Net increase (decrease) in cash	$—	$—

Cash at beginning of period	$—	$—

Cash at end of period	$—	$—

Non cash transactions:
Exchange of marketable securities for equity interest in Resorts	$38,314,863	$—
Collection of interest and dividends by Newport on behalf of Company; reflected as an increase in related party receivable	$5,183,574	$—
Payment of expenses by Newport on behalf of Company, reflected as increase in related party payable	$1,032,330	$—
Subscription receivable by VoteCo; reflected as a decrease in subscription receivable and increase in related party receivable	$3,806	$—
Contribution by related party of investment in Eldorado Shreveport, comprised of bonds and preferred securities	$—	$36,322,652
Subscription receivable for Class A Member Unit	$—	$3,806

The accompanying notes are an integral part of these consolidated financial statements.

NGA HoldCo, LLC

Notes to Consolidated Financial Statements

1. Organization

NGA HoldCo, LLC, a Nevada limited liability company (the “Company”), was formed on January 8, 2007 at the direction of Newport Global Opportunities Fund LP (“Newport”), a Delaware limited partnership, for the purpose of holding equity, either directly or indirectly through affiliates, in one or more entities related to the gaming industry. The consolidated financial statements represent the financial position and results of operations of the Company and its two totally owned subsidiaries; NGA Blocker, LLC (“Blocker”) and NGA Acquisition Co. LLC (“Acquisition Co”).

On December 14, 2007, the date of the closing of transaction, the Company transferred to Resorts and Carano, respectively, free and clear of any liens, ownership of $38,045,363 original principal amount of New Shreveport Notes, together with 11,000 preferred shares in exchange for a 17.0359% interest in Eldorado Resorts LLC. As of December 31, 2006, the consolidated financial statements presented reflect the activity of the Company’s only asset, the investments associated with Eldorado Shreveport, which consist principally of bonds and preferred securities (referred to as the Eldorado Shreveport Investments), since the date these investments were first acquired by Newport in August 2006. In May 2007, Newport contributed 100% of the bonds held by Newport since August 2006 and 11% of the preferred securities held since August 2006 to the Company. These Eldorado Shreveport Investments were transferred to the Company at the fair value as of the transfer date. The related consolidated income statements reflect the interest and dividend income earned from the Eldorado Shreveport Investments since August 2006 and gains on these investments recognized by Newport from the date of the Letter of Intent between Resorts and Newport in November 2006 and the date of acquisition of the interest in Resorts on December 14, 2007. Additionally, certain direct expenses incurred by Newport related to the Eldorado Shreveport Investments, are reflected within the consolidated income statements.

Aside from the interest and dividend income earned on the Eldorado Shreveport Investments and gain on marketable securities, the Company has had no revenue generating business since inception. Its current business plan consists primarily of its holding of a 17.0359% equity interest in Eldorado Resorts, LLC, a Nevada limited liability company (“Resorts”). Resorts owns and operates the Eldorado Hotel and Casino (the “Eldorado-Reno”) located in Reno, Nevada. Through two wholly owned subsidiaries, Resorts also owns a 76.4% interest in, and operates pursuant to a management agreement, the Eldorado Shreveport Hotel and Casino in Shreveport, Louisiana (the “Eldorado-Shreveport”). Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company 96.1858% owned by Resorts, in a 50% joint venture partner in a general partnership that owns and operates the Silver Legacy Resort Casino (“Silver Legacy”), a hotel and casino property adjacent to Eldorado-Reno. Resorts also owns a 21.25% interest in Tamarack Junction, a small casino in South Reno.

The Company’s one issued and outstanding Class A Unit, representing all of its voting equity, is held by NGA VoteCo, LLC, a Nevada limited liability company (“VoteCo”). All of the Company’s issued and outstanding Class B Units, representing all of its non-voting equity, are held by NGA No VoteCo, LLC, a Nevada limited liability company (“InvestCo”). VoteCo is owned by Thomas R. Reeg, Timothy T. Janszen and Ryan L. Langdon, each of whom owns a 30% interest, and Roger A. May, who owns a 10% interest. Messrs. Reeg, Janszen, Langdon and May collectively are referred to as the “VoteCo Equityholders”. InvestCo is owned by Newport, a Delaware limited partnership formed primarily for the purpose of seeking long-term capital appreciation and current income by acquiring, holding and disposing of investments made in distressed debt securities and equities. Newport holds all of InvestCo’s issued and outstanding voting securities. At present, the Company has no plans to issue any additional Class A Units or Class B Units.

The VoteCo Equityholders, through VoteCo, control all matters of the Company that are subject to the vote of members, including the appointment and removal of managers. Messrs. Reeg, Janszen, Langdon and May are the Company’s managers and Mr. Reeg is also the Company’s operating manager. The Class B Units issued to InvestCo allow it and its investors to invest in the Company without having any voting power or power to control the operations or affairs of the Company, except as otherwise required by law. If InvestCo and its investors had any of the power to control the operations or affairs of the Company afforded to the holders of the Class A Units, they and their respective constituent equityholders would generally be required, in connection with the Company’s investment in Resorts, to be licensed or found suitable under the gaming laws and regulatins of the States of Nevada and Louisiana as well as various local regulations in those states.

NGA HoldCo, LLC

Notes to Consolidated Financial Statements—Continued

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

The Company’s acquisition in December 2007 of a 17.0359% interest in Resorts is pursuant to the terms and conditions of the Purchase Agreement, dated July 20, 2007 (the “Purchase Agreement”). The parties to the Purchase Agreement are Resorts, AcquisitionCo, which is the subsidiary through which the Company acquired its interest in Resorts, and Donald L. Carano (“Carano”), the presiding member of Resorts’ Board of Managers and the Chief Executive Officer of Resorts from whom a portion of the 17.0359% interest was acquired. The closing of this transaction occurred on December 14, 2007 (“Closing”) after necessary gaming licenses were obtained during the months of September and October 2007 from Nevada and Louisiana, respectively. The Company owns indirectly through its subsidiaries 17.0359% of Resorts and Carano or members of his family own directly or indirectly approximately 51% of Resorts. Carano will continue in his current roles in the management of Resorts.

At Closing, the Company, through its subsidiaries, acquired a 17.0359% equity interest in Resorts, including a 14.47% new membership interest to be acquired directly from Resorts and a currently outstanding 3% membership interest (that, as a result of the issuance of the new membership interest, will be reduced to a 2.5659% interest) to be acquired from Carano. Subject to the closing adjustment described below, in consideration for its equity interest, AcquisitionCo

•

transferred to Resorts, free and clear of any liens, ownership of $31,133,250 original principal amount of First Mortgage Bonds due 2012 co-issued by Eldorado Shreveport Joint Venture, a Louisiana general partnership that owns Eldorado-Shreveport (the “Louisiana Partnership”), and Shreveport Capital Corporation, a wholly owned subsidiary of the Louisiana Partnership (the “Shreveport Bonds”) together with the right to all interest paid with respect thereto after the closing date, and

•

transferred to Carano, free and clear of any liens, $6,912,113 original principal amount of Shreveport Bonds together with the right to all interest paid with respect thereto after the closing date and a preferred stock equity interest representing a capital contribution amount of $286,889 issued by Shreveport Gaming Holdings, Inc., a limited partner of the Louisiana Partnership that is not affiliated with Resorts or the Company.

At closing, Resorts and Carano paid Newport in cash the respective amounts owed to AcquisitionCo for interest on the respective amounts of Shreveport Bonds received at closing that was accrued and unpaid through the date of closing.

Under the terms of the Purchase Agreement, Resorts was entitled, prior to or immediately following the Company’s acquisition of its interest in Resorts, to make a distribution to the members of Resorts other that AcquisitionCo of up to $10 million. On July 25, 2007 Resorts made the $10 million distribution to its members which was funded through borrowings under Resorts’ existing credit facility as permitted by the Purchase Agreement.

2. Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Blocker and AcquisitionCo. All significant intercompany transactions have been eliminated in consolidation.

NGA HoldCo, LLC

Notes to Consolidated Financial Statements—Continued

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid instruments purchased with an original maturity of three months or less at the time of purchase. Cash equivalents are stated at cost plus accrued interest, which approximates fair value. At December 31, 2007 and December 31, 2006, the Company does not have any cash or cash equivalents.

Subscription Receivable

At December 31, 2006, $3,806 was owed to the Company representing the subscription receivable for one unit of Class A members’ equity. In October 2007, VoteCo received payment of this receivable from its members. This amount is included in the due from related party.

Investment Valuation

As of December 31, 2006, the Company classified its investments in the Eldorado Shreveport Investments as trading as defined in Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and reported them at fair value. The preferred shares were not traded in a formal exchange and are therefore considered over the counter securities, and as such, these securities are traded by broker dealers who negotiate directly with one another. As of December 31, 2006, the fair value of the bonds was determined by an independent third party.

Investment in Resorts

The Company accounts for its 17.0359% investment in Resorts using the equity method of accounting in accordance with Emerging Issues Task Force (“EITF”) D-46 “Accounting for Limited Partnership Investments”. The Company considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary, then a write-down would be recorded to estimate fair value.

Fair Value of Financial Instructions

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

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

        In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, upon inception. There was no unrecognized tax recorded as a result of the implementation. Nevertheless, in the event the Company were to incur interest and penalties related to unrecognized tax benefits, the Company would recognize such interest and penalties related to such unrecognized tax benefits within the income tax expense line in the NGA HoldCo accompanying consolidated income statements. Moreover, such accrued interest and penalties would be included within the related tax liability line in the accompanying balance sheet where they to exist.

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

Each of the Company’s membership units, both Class A and Class B, represent a percentage interest in the Company equal to the quotient determined by dividing one by the aggregate number of units, both Class A and Class B, held by all members as of the date of the determination. The economic rights, risks and rewards are all shared by the members ratably according to their respective percentage interests. Based on the respective numbers of units held by the members and subsequent to the aforementioned redemption of the Class A Unit, the percentage interest of InvestCo, as the holder of all of the Class B Units, is 100.00%.

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

NGA HoldCo, LLC

Notes to Consolidated Financial Statements—Continued

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

NGA HoldCo, LLC

Notes to Consolidated Financial Statements—Continued

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

Distributions

Subject to all applicable gaming approvals, distributions by the Company will be to its members at such times and in such amounts as approved by the Operating Manager in good faith in accordance with the provisions of the Company’s operating agreement and, if and when made, will be distributed by the Company to its members in proportion to their respective percentage interests in the Company. There is no formal agreement between Newport and the Company regarding the settlement of the due to/from related parties, however, it is expected to be settled upon sale of the investment.

NGA HoldCo, LLC

Notes to Consolidated Financial Statements—Continued

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

Under the Nevada LLC Act, the Company shall indemnify a Company member, manager, employee or agent of the Company against expenses to the extent that the person has been successful on the merits or otherwise in defense of any of the actions, suites or proceedings described above. Also, the Company may purchase and maintain insurance on behalf of a current or prior Company manager, member, employee or agent of the Company for any liability asserted against such person and liability and expense incurred by him in such capacity.

Member and Company Manager Compensation

No member or manager of the Company is entitled to receive any compensation from the Company for any services rendered to or on behalf of the Company, or otherwise, in his, her or its capacity as a member or manager of the Company. A manager of the Company is entitled to reimbursement from the first available funds of the Company for direct out-of-pocket costs and expenses incurred by the manager on behalf of the Company that directly related to the business and affairs of the Company.

NGA HoldCo, LLC

Notes to Consolidated Financial Statements—Continued

Dissolution and Termination

The Company will be dissolved upon the happening of any of the following events:

•	upon the sale or other disposition of all or substantially all of the Company’s assets and receipt of all consideration therefore,

•	upon a judicial determination that an event has occurred that makes it unlawful, impossible or impracticable for the Company to carry on the business, or

•	upon the determination of VoteCo as the holder of Class A Units that the Company be dissolved.

Following such an event or the determination by a court of competent jurisdiction that the Company has dissolved prior to the occurrence of such an event, the property of the Company, or the proceeds from the sale thereof, will be applied and distributed first to the payment and discharge of all of the Company’s debts and other liabilities to creditors (including members that are creditors), second to establishing any reserves that the managers of the Company determine, in their sole and absolute discretion, are necessary for any contingent, conditional or unmatured liabilities or obligations of the Company, and third to the members of the Company in proportion to their respective percentage interest in the Company.

4. Investments in Marketable Securities

As of December 31, 2006, the Eldorado Shreveport Investments consist of:

December 31, 2006
Shreveport bonds, due 2012, bearing interest at a rate of 10%, interest payable semiannually in February and August	$36,190,652
Preferred Securities of Shreveport Gaming Holdings, Inc. (11,000 shares)	132,000

$36,322,652

The bonds and the preferred securities were acquired by Newport through a series of purchases beginning on August 4, 2006.

While these investments were held by Newport and subsequently the Company, the management of Newport periodically reviewed the underlying value of these investments to determine if any impairment indicators existed. Management relies on the underlying financial statements and comparable value multiples in performing their impairment review. Since the initial acquisition of the bonds and preferred securities that comprise the Eldorado Shreveport Investments, Newport has not recorded or identified any impairment charges or declines in market values.

A rollforward of the Eldorado Shreveport Investments follows:

Fair value of Shreveport bonds and preferred securities	$36,322,652
Unrealized gain on marketable securities	—

Fair value of Shreveport bonds and preferred securities at December 31, 2006	$36,322,652

Gain on marketable securities through December 14, 2007	1,992,211

Fair value of Shreveport bonds and preferred securities at closing	$38,314,863

For the purposes of the Company’s comparative consolidated financial statements, the Company’s contributed equity consisted of the value of the bonds and preferred securities as of December 31, 2006.

The accrued interest receivable at December 31, 2006 represented the interest earned but not yet received on the Eldorado Shreveport Investments.

In February 2007 and August 2007, Newport received identical interest payments of $1,902,268, totaling $3,804,536, which is reflected in due from related party in the consolidated balance sheet at December 31, 2007, as well as, $1,142,974 of interest received from Resorts and $170,658 of interest received from Donald L. Carano,

NGA HoldCo, LLC

Notes to Consolidated Financial Statements—Continued

both representing interest accrued through the date of the closing. Also included in due from related party is a $61,600 preferred dividend received by Newport in October 2007, representing the dividend earned on the 11,000 shares of preferred securities previously owned by the Company. There is no formal agreement between Newport and the Company regarding the settlement of this receivable.

5. Investment in Resorts

In accordance with an amended and restated purchase agreement dated July 20, 2007 (the “Purchase Agreement”), with Eldorado Resorts LLC (“Resorts”) and Donald L. Carano, who is the presiding member of Resorts’ Board of Managers and the Chief Executive Officer of Resorts (“Carano”), the Company transferred to Resorts and Carano, respectively, free and clear of any liens, ownership of $31,133,250 and $6,912,113 original principal amount of New Shreveport Notes, respectively, together with the right to all interest paid with respect thereto after the closing date in exchange for a 14.47% Interest and the 2.5659% Interest in Resorts. The Company also transferred an equity interest of $286,889 related to SGH to Carano. The equity interest in Resorts was recorded at fair value in accordance with the guidance provided in SFAS No. 140 “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities,” (“SFAS No. 140”). Accordingly, the assets received by the Company from the exchange was recorded at fair value based on the quoted market price of the investments given up by the Company. This accounting treatment is consistent with the guidance provided in SFAS No. 140 which indicates that quoted market prices are the best evidence of fair value. It was determined that the quoted market prices of the Company’s investments were more indicative of fair value as compared to the equity value of a privately held company like Resorts. The fair value of the Company’s 17.0359% equity interest exceeds the related percentage of Resorts’ equity book value by approximately $14.8 million, which the Company has preliminarily determined is an intangible asset. This determination is subject to change as the Company finalizes its analysis.

At closing, Resorts paid Newport $1,142,974 in cash, the amount owed to the Company, representing interest on the New Shreveport Notes accrued and unpaid through the date of closing. Carano paid Newport $170,658 in cash, the amount owed to the Company, representing interest on the New Shreveport Notes accrued and unpaid through October 31, 2007. Upon completion of the Company transaction, which occurred on December 14, 2007, Carano or members of his family continued to own 51% of Resorts and Carano continued in his roles in the management of Resorts. Also, at closing, pursuant to the terms of the Purchase Agreement, the Company and the then current members of Resorts entered into an amendment and restatement of Resorts’ operating agreement. Under the terms of this amended and restated operating agreement (the “New Operating Agreement”), Resorts’ board of managers is composed of four managers, including the Company, Donald L. Carano, Recreational Enterprises, Inc. (“REI”), and Hotel-Casino Management, Inc. (“HCM”). Under the terms of the New Operating Agreement, the Company designated Thomas R. Reeg, the Company’s operating manager, as its initial representative for all determinations to be made by the Resorts’ board and REI and HCM designated Gary L. Carano and Raymond J. Poncia, Jr., respectively, to continue as their representatives on the Resorts board. Under the terms of the New Operating Agreement, so long as they remain managers of Resorts, the Company, REI and HCM may change their respective representatives from time to time by notice to Resorts.

Under the terms of the New Operating Agreement, at any time after the occurrence of a “Material Event” (as defined) or at any time after June 14, 2015 (the “Trigger Date”) the Company or its permitted assignee(s) (the “Interest Holder”) will have the right to sell (“Put”) all but not less than all the 14.47% Interest to Resorts and Resorts will have the right to purchase (“Call”) all but not less than all of the 17.0359% Interest, at a price equal to the fair market value of the interest being acquired without discounts for minority ownership and lack of marketability, as determined by mutual agreement of the Interest Holder and Resorts or, in the event that after 30 days the Interest Holder and Resorts have not mutually agreed on a purchase price, then at the purchase price determined by the average of two appraisals by nationally recognized appraisers of private companies, provided the two appraisals are within a 5% range of value based upon the lowest of the two appraisals. If the two appraisals are not within the 5% range, the purchase price will be determined by the average of a third mutually acceptable, independent, nationally recognized appraiser of private companies and the next nearest of the first two appraisals unless the third appraisal is at the mid-point of the first two appraisals, in which event the third appraisal will be used to established the fair market value. So long as a Material Event has not occurred, the Interest Holder will have the right to unilaterally extend the Trigger Date for up to two one-year extension periods. Upon exercise of either the Call or the Put, the New Operating Agreement provided that the transaction close within one year of the exercise of the right unless delayed for necessary approvals from applicable gaming authorities.

These put and call rights have been evaluated from an accounting perspective and Company management has determined that neither the put or call meet the definition of a derivative pursuant to the guidance SFAS No. 133 “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS No. 133”)., and therefore have no immediate accounting considerations. Accordingly, the put and call rights are not reflected on the Company’s consolidated balance sheet.

NGA HoldCo, LLC

Notes to Consolidated Financial Statements—Continued

As defined in the New Operating Agreement, a “Material Event” for the purpose of allowing Resorts to exercise the right to Call the 17.0359% Interest means the loss, forfeiture, surrender or termination of a material license or finding of unsuitability issued by one or more of the applicable gaming authorities with respect to Thomas R. Reeg, the Company any transferee of the Company any affiliate of the Company. In the event a Material Event occurs that permits Resorts to exercise its Call right prior to the Trigger Date, the Interest Holder will be obligated to provide carry back financing to Resorts on terms and conditions reasonably acceptable to it. If a Call is required or ordered by any applicable gaming authority, the Call will be on the terms provided for in the New Operating Agreement, unless other terms are required by any of the applicable gaming authorities, in which event the Call will be on those terms.

In the event of an initial public offering of Resorts’ equity securities, the Put and Call provisions described above will terminate and be of no further force and effect. In the event of a public offering of equity securities by Resorts in which any member of Resorts is allowed to participate, the Interest Holder will have rights under the New Operating Agreement equivalent to those of the other members of Resorts to sell the equity securities of Resorts held by the Interest Holder on a pro rata basis with the other members. At closing under the Purchase Agreement, the Company and Resorts entered into a registration rights agreement that also granted to the Company and its permitted assigns certain registration rights relating to their equity interest in Resorts following any initial public offering of the equity securities of Resorts.

As a limited liability company, Resorts is not subject to Federal income tax liability. Because holders of membership interests in Resorts are required to include their respective shares of Resorts’ taxable income in their individual income tax returns, Resorts has made distributions to its members to cover such tax liabilities. Distributions for 2007 were, and distributions for subsequent years will be, limited in accordance with the provisions of the New Operating Agreement of Resorts dated. The New Operating Agreement provides that the Board of Managers will distribute each year to each member an amount equal to such member’s allocable share of taxable income multiplied by the highest marginal combined Federal, state, and local income tax rate applicable to individuals for that year; provided that such distributions will not be made after any event that causes Resorts to thereafter be taxed under the Internal Revenue Code of 1986, as amended, as a corporation.

The Company’s investment in Resorts is accounted for using the equity method of accounting. The Company’s allocated loss related to Resorts for the year ended December 31, 2007 is included as a component of income.

Summarized information for the Company’s equity in Eldorado Resorts LLC is as follows:

Total
Beginning balance at January 1, 2007	$0
Conversion of Shreveport Bonds and Preferred Equity	38,314,863
Equity loss on Resorts	(58,824)

Ending balance at December 31, 2007	$38,256,039

NGA HoldCo, LLC

Notes to Consolidated Financial Statements—Continued

Summarized balance sheet information for Resorts is as follows (in thousands):

December 31, 2007
Current assets	$50,947
Investments in Joint Ventures	76,381
Property and equipment, net	247,725
Intangible assets, net	21,725
Other assets, net	2,185

Total assets	$398,963

Current liabilities	$31,412
Long-term liabilities	204,354
13% Preferred Equity Interest	19,289
Minority Interest	6,069
Partners’ equity	137,839

Total liabilities and partners’ equity	$398,963

Summarized results of operations for Resorts are as follows (in thousands):

Year Ended 2007
Net revenues	$285,136
Operating expenses	(259,726)
Loss on sale/disposition of long-lived assets	(2,387)
Equity in Income of Unconsolidated Affiliates	5,610

Operating income	28,634
Other expense	(24,175)

Income before minority interest	4,458
Minority interest	(162)

Net income	$4,296

Effective March 1, 1994, ELLC (96% owned by Resorts and 4% minority interest collectively owned by Recreational Enterprises, Inc. and Hotel Casino Management) and Galleon, Inc. (a Nevada corporation and indirect wholly owned subsidiary of MGM MIRAGE (“MGM”) which was acquired by MGM as a result of the merger of a wholly owned subsidiary of MGM with and into Mandalay Resort Group (“Mandalay”) on April 25, 2005) entered into a joint venture (the “Silver Legacy Joint Venture”) pursuant to a joint venture agreement to develop the Silver Legacy Resort Casino (the “Silver Legacy”). The Silver Legacy consists of a casino and hotel located in Reno, Nevada, which began operations on July 28, 1995 Each partner owns a 50% interest in the Silver Legacy Joint Venture.

Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

December 31, 2007
Current assets	$63,080
Property and equipment, net	256,212
Other assets, net	8,524

Total assets	$327,816

Current liabilities	$23,191
Long-term liabilities	165,875
Partners’ equity	138,750

Total liabilities and partners’ equity	$327,816

Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

Year Ended 2007
Net revenues	$161,980
Operating expenses	(138,596)

Operating income	23,384
Other expense	(14,888)

Net income	$8,496

6. Related Parties

InvestCo owns 99.99% of the Company which is a non-voting interest. The other .01% of the Company, which is the only voting interest of the Company, is owned by VoteCo. InvestCo is solely owned by Newport. In May 2007, Newport contributed 100% of the bonds held by Newport since August 2006 and 11% of the preferred securities held since August 2006 that comprise the Eldorado Shreveport Investments. These Eldorado Shreveport Investments were transferred at fair market value at date of transfer. The related consolidated income statements reflect the interest and dividend income earned from the Eldorado Shreveport Investments since August 2006 and gains on these investments recognized by Newport from the date of the Letter of Intent between Resorts and Newport in November 2006 and the date of acquisition of the interest in Resorts on December 14, 2007. Additionally, certain direct expenses incurred by Newport related to the Eldorado Shreveport Investments are reflected within the consolidated income statements. Other administrative expenses, such as compensation, have not been allocated to the Company, due to immateriality. VoteCo is responsible for the operations of the Company and is solely owned by the managers of Newport.

At December 31, 2007, the Company is owed $5,179,768 from Newport representing $5,118,168 interest earned and received on the Eldorado Shreveport Investments and $61,600 representing the preferred dividend earned and received on 11,000 of Preferred Shreveport shares. There is no formal agreement outlining the settlement of this receivable between Newport and the Company. Accordingly, this receivable is reflected as a non current asset at December 31, 2007.

NGA HoldCo, LLC

Notes to Consolidated Financial Statements—Continued

7. Income Taxes

Blocker, a wholly owned subsidiary, elected to be taxable as a corporation, effective upon inception, January 8, 2007. The following table summarizes the current and deferred federal income tax expense:

Total
Federal - current	$222,300
Federal - deferred	446,097

$668,397

The following table presents a reconciliation of the provision expense for income taxes with that determined by applying the statutory U.S. federal income tax rate to income before income taxes:

	Total	Percent
Statutory federal rate	$1,523,299	35.00%
Amount not subject to corporate income taxes	(848,364)	(19.49)%
Benefit of lower tier rates	(6,538)	(0.15)%

Tax at effective rate	$668,397	15.36%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used to determine taxable income for income tax reporting purposes. The Company’s only temporary difference is the non-current deferred tax liability related to Blocker’s investment in Resorts of $446,097.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

Unrecognized Tax Benefit - Opening Balance	$—
Gross Increases - Tax Position in Current Year	—
Settlements	—
Lapse of Statute of Limitations	—

Unrecognized Tax Benefit - Ending Balance	$—

Included in the balance of unrecognized tax benefits at December 31, 2007 are $0 of tax benefits that, if recognized, would affect the effective tax rate. The Company did not recognize any interest or penalties related to unrecognized tax benefits as income tax expense. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months of December 31, 2007. The Company is subject to taxation in the US. The Company’s tax return for the year ending December 31, 2007 will be subject to examination by the tax authorities.

8. Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a significant impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company

NGA HoldCo, LLC

Notes to Consolidated Financial Statements—Continued

shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements” (see below). The Company is currently evaluating whether to adopt the fair value option under this SFAS No. 159 and evaluating what impact such adoption would have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142 and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As of December 31, 2007, the Company is currently evaluating the impact of FAS 157.

INDEPENDENT AUDITORS’ REPORT

To the Members of Eldorado Resorts LLC:

We have audited the accompanying consolidated balance sheets of Eldorado Resorts LLC (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eldorado Resorts LLC as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
April 2, 2008

ELDORADO RESORTS LLC

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,941	$40,520
Restricted cash	227	227
Accounts receivable, net	6,538	6,576
Due from members and affiliates	52	173
Inventories	3,103	3,099
Prepaid expenses	3,086	3,772

Total current assets	50,947	54,367

INVESTMENT IN JOINT VENTURES	76,381	73,659

PROPERTY AND EQUIPMENT, net	247,725	257,234

INTANGIBLE ASSETS, net	21,725	22,115

OTHER ASSETS, net	2,185	4,519

Total assets	$398,963	$411,894

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$202	$206
Current portion of capital lease obligations	233	272
Accounts payable	6,816	7,859
Interest payable	6,584	7,793
Accrued and other liabilities	17,343	18,025
Due to members and affiliates	234	368

Total current liabilities	31,412	34,523

LONG-TERM DEBT, less current portion	203,389	229,708

CAPITAL LEASE OBLIGATIONS, less current portion	605	837

13% PREFERRED EQUITY INTEREST, includes interest of $409 and $3,998 in 2007 and 2006, respectively (Note 10)	19,289	22,878

OTHER LIABILITIES	360	753

Total liabilities	255,055	288,699
COMMITMENTS AND CONTINGENCIES (Note 13)

MINORITY INTEREST	6,069	5,994

MEMBERS’ EQUITY	137,839	117,201

Total liabilities and members’ equity	$398,963	$411,894

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	For the years ended December 31,
	2007	2006	2005
OPERATING REVENUES:
Casino	$225,152	$222,774	$139,115
Food, beverage and entertainment	67,049	62,650	49,905
Hotel	28,777	27,032	20,570
Other	8,046	7,707	5,877

	329,024	320,163	215,467
Less—promotional allowances	(43,888)	(39,088)	(24,520)

Net operating revenues	285,136	281,075	190,947

OPERATING EXPENSES:
Casino	118,836	118,373	74,541
Food, beverage and entertainment	47,284	45,777	35,973
Hotel	10,492	10,221	7,906
Other	9,841	10,815	6,477
Selling, general and administrative	49,643	46,846	37,639
Management fees	600	600	600
Depreciation and amortization	23,030	22,383	15,794

Operating expenses	259,726	255,015	178,930
LOSS ON SALE/DISPOSITION OF LONG-LIVED ASSETS	(2,387)	(11)	(1,226)

EQUITY IN INCOME OF UNCONSOLIDATED AFFILIATES	5,610	5,614	2,166

OPERATING INCOME	28,633	31,663	12,957

OTHER INCOME (EXPENSE)
Interest income	782	526	143
Equity in loss of unconsolidated affiliate	—	(79)	(33)
Interest expense	(24,957)	(24,954)	(15,241)

Total other income (expense)	(24,175)	(24,507)	(15,131)

INCOME (LOSS) BEFORE MINORITY INTEREST	4,458	7,156	(2,174)

MINORITY INTEREST	(162)	(178)	(64)

NET INCOME (LOSS)	$4,296	$6,978	$(2,238)

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

(dollars in thousands)

BALANCE, January 1, 2005	$118,528
Cash Distributions	(1,994)
Net Loss	(2,238)

BALANCE, December 31, 2005	114,296
Nonmonetary Distributions (see Note 16)	(900)
Cash Distributions	(3,173)
Net Income	6,978

BALANCE, December 31, 2006	117,201
Nonmonetary Contribution (see Note 16)	31,133
Cash Distributions	(14,791)
Net Income	4,296

BALANCE, December 31, 2007	$137,839

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the years ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,296	$6,978	$(2,238)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,030	22,383	15,794
Amortization of debt issue costs	115	121	132
Equity in income of unconsolidated affiliates	(5,610)	(5,535)	(2,133)
Minority interest	162	178	64
Loss on sale/disposition of long-lived assets and property and equipment	2,387	11	1,184
Provision for bad debt expense	1,408	1,260	1,084
Interest expense financed	—	11,367	8,247
(Increase) Decrease in-
Accounts receivable	(1,249)	(1,305)	(2,880)
Inventories	(4)	335	115
Prepaid expenses and other current assets	686	(178)	503
(Decrease) Increase in-
Accounts payable	(1,043)	1,060	(3,920)
Interest payable	(4,798)	6,527	(2)
Accrued and other liabilities and due to members and affiliates	(1,209)	(559)	(3,004)

Net cash provided by operating activities	18,171	42,643	12,946

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,889)	(13,627)	(22,008)
Receipt of Shreveport escrow deposit	—	—	2,004
Purchase of property held for sale	(533)	—	—
Proceeds from sale of property and equipment	491	52	81
Distributions from unconsolidated affiliates	2,888	2,020	1,024
Minority interest in distributions	(86)	(62)	(29)
(Increase) Decrease in restricted cash	—	(30)	13
Decrease (Increase) in other assets, net	651	(108)	(734)
Proceeds from sale of water rights	—	—	1,530
Cash acquired from Shreveport transaction, net of cash paid for acquisition	—	—	13,733

Net cash used in investing activities	(10,478)	(11,755)	(4,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	41,000	40,000	54,250
Principal payments on credit facility and capital leases	(36,461)	(49,377)	(48,399)
Payment on senior subordinated notes repurchased	—	(225)	—
Debt issuance costs	(20)	(235)	—
Cash distributions	(14,791)	(3,173)	(1,994)

Net cash (used in) provided by financing activities	(10,272)	(13,010)	3,857

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,579)	17,878	12,417
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	40,520	22,642	10,225

CASH AND CASH EQUIVALENTS AT END OF YEAR	$37,941	$40,520	$22,642

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for interest, net of amounts capitalized	$28,614	$6,883	$6,926

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Principles of Consolidation/Operations

The accompanying consolidated financial statements include the accounts of Eldorado Resorts, LLC (“Resorts”), a Nevada limited liability company, Eldorado Capital Corp. (“Capital”), a Nevada Corporation that is a wholly owned subsidiary of Resorts, Eldorado Shreveport #1, LLC (“ES#1”) and Eldorado Shreveport #2, LLC (“ES#2”), two Nevada limited liability companies that are wholly owned subsidiaries of Resorts, Eldorado Casino Shreveport Joint Venture (formerly Hollywood Casino Shreveport), a Louisiana general partnership (in which ES#1 and ES#2 are partners that own a 75.4% and 1% interest, respectively, of the partnership interest representing all of the voting interests of the partnership, the “Louisiana Partnership”), Shreveport Capital Corp. (“Shreveport Capital”), a Louisiana corporation that is a wholly owned subsidiary of the Louisiana Partnership and Eldorado Limited Liability Company, a Nevada limited liability company that is a 96% owned subsidiary of Resorts (“ELLC” and, collectively with Resorts, Capital, ES#1, ES#2, the Louisiana Partnership, and Shreveport Capital, the “Company”). The consolidated financial statements reflect the operating activities of the Louisiana Partnership from July 22, 2005 (date of acquisition) through December 31, 2007. In consolidation, net income of the Louisiana Partnership is allocated 76.4% and 23.6% to Resorts and Shreveport Gaming Holdings, Inc., an unaffiliated Delaware corporation (“SGH”), respectively. Net losses are allocated to the extent of their equity interests. For the purposes of GAAP, as no value was assigned to SGH’s equity capital, Resorts absorbs all losses of the Louisiana Partnership. However, if future earnings do materialize, Resorts will be credited, for the purposes of GAAP, 100 percent of such earnings to the extent of such Louisiana Partnership losses previously recorded under GAAP, which totaled $14.6 million as of December 31, 2007. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company shall be liquidated upon the occurrence of any event requiring dissolution of the Company. Proceeds from liquidation shall be dispersed first to creditors, including Members and interest holders who are creditors for debts other than their respective capital contributions, and second to Members and interest holders in accordance with their capital account balances.

The Company owns and operates the Eldorado Hotel & Casino (the “Eldorado”), an 815-room hotel casino in downtown Reno, Nevada. ELLC, a Nevada limited liability company owned 96.12% by Resorts, and Galleon, Inc. (a Nevada corporation and indirect wholly owned subsidiary of MGM MIRAGE (“MGM”) which was acquired by MGM as a result of the merger of a wholly owned subsidiary of MGM with and into Mandalay Resort Group (“Mandalay”) on April 25, 2005) entered into a 50/50 joint venture (the “Silver Legacy Joint Venture”) which owns the Silver Legacy Resort Casino (the “Silver Legacy”), a 1,710 room hotel casino that opened July 28, 1995 and is located contiguous to the Eldorado Hotel & Casino.

Two Nevada limited liability companies wholly owned by Resorts, ES#1 and ES#2, acquired 75.4% and 1%, respectively, of the partnership interests of Eldorado Casino Shreveport Joint Venture (formerly Hollywood Casino Shreveport) on July 22, 2005, which owns and Eldorado manages, a 403-room all suite art deco-style hotel and a tri-level riverboat dockside casino complex situated on the Red River in Shreveport, Louisiana (“Eldorado Shreveport”), which was formerly operated as the Hollywood Casino Shreveport and which began operating as Eldorado Casino Shreveport on October 26, 2005.

Capital was incorporated with the sole purpose of serving as co-issuer of the 10 1/2% Senior Subordinated Notes due 2006 (the “10 1/2 % Notes”) in order to facilitate the offering thereof. Capital also served as a co-issuer of $64,700,000 principal amount of 9% Senior Notes due 2014 issued on April 20, 2004 by Resorts and Capital (the “9% Notes”). Capital does not have any operations, assets or revenues.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include investments purchased with a maturity at the day of purchase of 90 days or less.

Restricted Cash

The Company has a certificate of deposit, which is used for security with the Nevada Department of Insurance for its self-insured workers compensation. The certificate of deposit has a maturity date of July 29, 2008.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues markers to approved casino customers following background checks and investigations of creditworthiness. Trade receivables, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well a historical collection experience and current economic and business conditions. Management believes that as of December 31, 2007 and 2006, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

Inventories

Inventories are stated at the lower of cost, using a first-in, first-out basis, or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset or the term of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

Investment in Joint Ventures

The Company accounts for ELLC’s 50% joint venture interest in the Silver Legacy Joint Venture and its 21.25% interest in Tamarack, affiliates that it does not control but over which it does exert significant influence, using the equity method of accounting. Since the Company operates in the same line of business as the Silver Legacy and Tamarack, each with casino and/or hotel operations, the Company’s equity in the income of such joint ventures is included in operating income. The Company accounts for its 18% interest in MindPlay under the equity method of accounting. Since MindPlay, which produces a system that permits tracking and surveillance of pit gaming activities, operates in a dissimilar line of business, the Company’s equity in the loss of such joint venture is included in non-operating income. The Company considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary, then a write-down would be recorded to estimate fair value.

Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, an estimate of undiscounted future cash flows produced by the asset is compared to its carrying value to determine whether an impairment exists. If it is determined that the asset is impaired based on expected future cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized.

Intangible assets are accounted for in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. The Louisiana Partnership assigned a value of $19,826,000 to its gaming license, which has an indefinite life and is reviewed annually for impairment, to operate in Louisiana and $1,959,000 to its customer relationships. The value of the gaming license and customer relationships was assigned by management as part of the allocation of purchase price upon the confirmation of the Joint Plan of Debtors and Bondholders Committee (the “Plan”). Amortization of customer relationships is computed using the straight-line method over an estimated useful life of five years. In assessing the recoverability of the carrying value of the gaming license and customer relationships, management makes assumptions regarding such items as future cash flows, gaming taxes, the costs of continued licensing and the pattern of customer visits. If these estimates or the related assumptions change in the future, the Louisiana Partnership may be required to record impairment losses with respect to these assets. Such impairment loss, if any, would be recognized as a non-cash component of operating income.

In 2007, we experienced a $1.6 million loss on disposition of long-lived assets from the charitable contribution of land to the City of Reno to allow for the construction of a new city-owned ballroom facility, which will be operated and managed by Silver Legacy, together with Eldorado and Circus. In 2007, loss on sale/disposition of long-lived assets was also due to a $0.6 million loss on disposal of assets as a result of the sale of 231 slot machines at the Eldorado Shreveport. In 2005, loss on sale/disposition of long-lived assets was due to a gain on the sale of water rights of $1.2 million, a $1.45 million abandonment loss due to the demolition of buildings to provide surface parking for the Eldorado and a $1.0 million loss on disposal of assets as a result of the sale of 293 slot machines and the disposal of “Hollywood Casino” signage in connection with the conversion of the property to the “Eldorado” name at the Eldorado Shreveport.

Self Insurance

The Company is self-insured for various levels of general liability, workers’ compensation, and employee medical insurance coverage. Self-insurance reserves are estimated based on the Company’s claims experience and are included in accrued expenses on the consolidated balance sheets.

Outstanding Chips and Tokens

The Company recognizes the impact on gaming revenues on an annual basis to reflect an estimate of the change in the value of outstanding chips and tokens that are not expected to be redeemed. This estimate is determined by measuring the difference between the total value of chips and tokens placed in service less the value of chips and tokens in the inventory of chips and tokens under our control. This measurement is performed on an annual basis utilizing methodology in which a consistent formula is applied to estimate the percentage value of chips and tokens not in custody that are not expected to be redeemed. In addition to the formula, certain judgments are made with regard to various denominations and souvenir chips and tokens.

Casino Revenue and Promotional Allowances

The Company recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of food, beverage, rooms and other services furnished to customers on a complimentary basis is included in gross revenue and then deducted as promotional allowances.

The retail value of complimentaries included in promotional allowances is as follows (in thousands):

	For the years ended December 31,
	2007	2006	2005
Food, beverage and entertainment	$30,300	$27,136	$16,843
Hotel	10,737	9,984	6,558
Other	2,851	1,968	1,119

	$43,888	$39,088	$24,520

The estimated cost of providing such complimentary services is charged to operating expenses in the casino department. Such costs of providing complimentary services are as follows (in thousands):

	For the years ended December 31,
	2007	2006	2005
Food, beverage and entertainment	$24,247	$23,289	$14,889
Hotel	4,057	3,823	2,999
Other	3,747	2,895	1,241

	$32,051	$30,007	$19,129

Advertising

Advertising costs are expensed in the period the advertising initially takes place. Advertising costs included in selling, general and administrative expenses were $7,163,000, $6,877,000 and $4,746,000, for the years ended December 31, 2007, 2006 and 2005, respectively.

Federal Income Taxes

As a limited liability company, Resorts is not subject to income tax liability. Therefore, holders of membership interests will include their respective shares of Resorts’ taxable income in their income tax returns and Resorts will continue to make distributions for such tax liabilities.

The operating agreement of Eldorado Resorts LLC dated as of June 28, 1996, as amended (the “Operating Agreement”), which was further amended and restated as of December 14, 2007 (the “New Operating Agreement”), obligated and obligates Resorts to distribute each year, for as long as it is not taxed as a corporation, to each of its members an amount equal to such member’s allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year.

The Louisiana Partnership is a partnership and its tax attributes, including income and expense items have been passed through to its partners.

Fair Value of Financial Instruments

Management estimates that the approximate fair market value of the 9% Senior Notes, issued April 2004, were approximately $64.5 million at both December 31, 2007 and 2006. Because the credit facility is tied to market rates of interest, its carrying value approximates market value.

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate:

Cash and Cash Equivalents: The carrying amounts approximate the fair values due to the short maturity of the cash equivalents.

Restricted Cash: The carrying amounts approximate the fair values due to the short maturity of the restricted cash.

Accounts Receivable, net: The carrying amounts approximate the fair values due to the short maturity of the obligations.

Accounts and Interest Payable: The carrying amounts approximate the fair values due to the short maturity of the obligations. Additional New Shreveport Notes were subsequently issued in lieu of the cash payment with respect to the noncurrent interest payable (see Note 10).

Capital Lease Obligations: The carrying amounts of these liabilities approximate their fair values as these obligations were recently incurred.

Long-term Debt: The carrying amount of New Shreveport Notes, including New Shreveport Notes subsequently issued in lieu of cash interest payments, amounted to $124,483,000 and $155,616,000 at December 31, 2007 and 2006, respectively. Changes in the market interest rate would impact the fair market value of the New Shreveport Notes. At December 31, 2007 and 2006, management estimates that the fair market value of these debt securities is approximately $118,867,000 and $142,068,000, respectively.

13% Preferred Equity Interest: The carrying amount of Preferred Capital Contribution Amount, including the associated unpaid Preferred Return, amounted to $20,433,000 and $24,231,000 at December 31, 2007 and 2006, respectively. Included in the carrying amount are $1.12 million ES#1 paid for its 1.4% interest of the 13% Preferred Equity Interest (as described in Note 2) and accrued interest of $24,000 and $233,000 for 2007 and 2006, respectively, all of which is eliminated in consolidation. Changes in the market interest rate would impact the fair market value of the Preferred Capital Contribution Amount. At December 31, 2007 and 2006, management estimates that the fair market value of these debt securities is approximately $18,826,000 and $22,107,000, respectively.

Put Option Value: No value was attributed to the non-voting partnership equity interests or the related put option on July 22, 2005 or at December 31, 2005. Management estimated the fair market value of the put option at December 31, 2006 to be $738,000. By a notice dated December 19, 2007, the Louisiana Partnership exercised its call of the other 23.6% partnership interest held by an unaffiliated third party, which closed on March 20, 2008, and as a result management did not place a value on the put option as of December 31, 2007. (See Note 10).

Segment Reporting

The executive decision makers of our Company review operating results, assess performance and make decisions on a property-by-property basis. We, therefore, consider each property to be an operating segment, which efficiently allows Management to make proper business decisions and between accounting periods.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, we do not expect the adoption of SFAS 160 to have a significant impact on the Company’s results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations (“SFAS 141R”).” This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements” (see below). We are currently evaluating whether to adopt the fair value option under this SFAS No. 159 and evaluating what impact such adoption would have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142 and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

2.	Shreveport, Louisiana Transaction

Pursuant to a bankruptcy plan (the “Plan”) confirmed by the United States Bankruptcy Court, Western District of Louisiana, Shreveport Division (Case No. 04-13259) on July 22, 2005 and the Eldorado Shreveport Joint Venture Agreement between ES#1, ES#2 and SGH the following events occurred upon the Eldorado Shreveport Joint Venture’s emergence from bankruptcy:

•

ES#1 and ES#2, which are wholly owned subsidiaries of Resorts, acquired 74% and 1%, respectively, of the partnership interests of the Louisiana Partnership, representing all of the voting partnership interests of the Louisiana Partnership.

•

ES#1 acquired 55,006 shares of the common stock of SGH for $1,266,667 and, on July 22, 2005, converted the shares into (i) an additional 1.4% non-voting partnership interest in the Louisiana Partnership and (ii) the right to distributions by the Louisiana Partnership in respect of $1.12 million of the 13% Preferred Equity Interest. This transaction resulted in SGH owning $18.88 million of the 13% Preferred Equity Interest and a 23.6% interest in the Louisiana Partnership. Also, ES#1 owned $1.12 million of the Preferred Equity Interest, and its ownership in the Louisiana Partnership increased to 76.4%.

Resorts receives a management fee from the Louisiana Partnership to manage the Eldorado Shreveport (See Note 14).

3.	Operating Agreement of Resorts

The rights and obligations of the equityholders of Resorts (the “Members”) were governed by the Operating Agreement of Eldorado Resorts LLC dated June 28, 1996 and are governed by the amended and restated New Operating Agreement of Eldorado Resorts LLC dated as of December 14, 2007. The New Operating Agreement provides that no officer or member of the Board of Managers (“Board Member”) of Resorts will be liable to Resorts, its Members or holders of its membership interests for acts or omissions of such officer or Board Member in connection with the business or affairs of Resorts, including for any breach of fiduciary duty or mistake of judgment, except for acts involving intentional misconduct, fraud or knowing violations of the law. Resorts will dissolve upon the earliest to occur of: (a) the sale or disposition of all or substantially all of the assets in Resorts, (b) the written consent of Members holding more than a 75% voting interest in Resorts or (c) any event that, pursuant to the New Operating Agreement, terminates a Member’s interest, unless there are at least two remaining Members and at least a Majority Interest, as defined in the New Operating Agreement, of the remaining Members agree to continue Resorts.

4.	Accounts Receivable and Due From Members and Affiliates

Components of accounts receivable, net are as follows (in thousands):

	December 31,
	2007	2006
Accounts receivable	$8,737	$9,508
Allowance for doubtful accounts	(2,147)	(2,759)

Total	$6,590	$6,749

The provision for bad debt expense was $1,408, $1,260 and $1,084 for the years ended December 31, 2007, 2006 and 2005, respectively. Writeoffs of accounts receivable in such periods were $2,020, $2,040 and $1,236, for the years ended December 31, 2007, 2006 and 2005, respectively. Due from members and affiliates was $52 and $173 as of December 31, 2007 and 2006, respectively.

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Service Life	December 31,
	(years)	2007	2006
Land and improvements	—	$29,510	$28,999
Buildings and other leasehold improvements	10-45	239,521	237,169
Riverboat	25	38,998	38,837
Furniture, fixtures and equipment	3-15	94,201	89,321
Property held under capital lease (Note 13)	3-15	3,167	3,137
Construction in progress		1,006	1,085

		406,403	398,548
Less—Accumulated depreciation		(158,678)	(141,314)

Property and equipment, net		$247,725	$257,234

Substantially all property and equipment is pledged as collateral for long-term debt (see Note 10).

At December 31, 2007 and 2006, accumulated depreciation includes $2.6 million and $2.5 million, respectively, related to assets acquired under capital leases.

Depreciation expense was $23.0 million, $22.4 million and $15.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Substantially all property and equipment is pledged as collateral for long-term debt (see Note 10).

6.	Other and Intangible Assets, net

Other and intangible assets, net, include the following amounts (in thousands):

	December 31,
	2007	2006
Land held for development	$906	$2,492
Loan acquisition costs (Credit facility)	255	235
Bond offering costs, 9% Senior Notes	665	665
Other	690	1,343

	$2,516	$4,735
Accumulated amortization loan costs (Credit facility)	(86)	(38)
Accumulated amortization bond costs 9% Senior Notes	(245)	(178)

Total Other Assets, net	$2,185	$4,519

Gaming licenses	$20,720	$20,720
Customer relationships	1,959	1,959

	22,679	22,679
Accumulated amortization customer relationships	(954)	(564)

Total Intangible Assets, net	$21,725	$22,115

The gaming license, valued at $19,826,000, is an intangible assets acquired from the purchase of gaming entities that are located in gaming jurisdictions where competition is limited, such as when only a limited number of gaming operators are allowed to operate. Gaming license rights are not subject to amortization as we have determined that they have an indefinite useful life.

Customer relationships, valued at $1,959,000, are being ratably amortized over a five-year period. Amortization of customer relationships is computed using the straight-line method over an estimated useful life of five years. Amortization expense for the years ended December 31, 2007, 2006 and the period from July 22, 2005 through December 31, 2005 with respect to customer relationships amounted to $390,000, $390,000 and $174,000, respectively, and is expected to be $390,000 during each of the years ended December 31, 2008 and 2009 and $225,000 during the year ended December 31, 2010.

The Silver Legacy had since 1999 utilized 40,000 square feet of space in the City Center Pavilion, which was located across North Virginia Street from Silver Legacy on a special events plaza which was owned by Eldorado Resorts LLC and Circus-Circus Hotel and Casino-Reno and donated to the City of Reno in January 2007. In January 2007, the Eldorado recognized a $1.6 million charitable contribution for this donation. The City Center Pavilion was removed in January 2007 to allow for the construction of a new city-owned ballroom facility, completed in February 2008, which is operated and managed by Silver Legacy, Eldorado Resorts LLC and Circus-Circus Hotel and Casino-Reno, on the plaza site. In conjunction with the construction of the new facility, the Silver Legacy has agreed to fund up to $3.2 million in equipment purchases required for the operation of the ballroom.

Amortization of bond and loan costs is computed using the straight-line method, which approximates the effective interest method, over the term of the bonds or loans, respectively. In assessing the recoverability of the carrying value of our gaming licenses and customer relationships, management makes assumptions regarding such items as future cash flows, gaming taxes, the costs of continued licensing and the pattern of customer visits. If these estimates or the related assumptions change in the future, the Louisiana Partnership may be required to record impairment losses with respect to these assets. Such impairment loss, if any, would be recognized as a non-cash component of operating income.

7.	Investment in Joint Ventures

Effective March 1, 1994, ELLC (96% owned by Resorts and 4% minority interest collectively owned by Recreational Enterprises, Inc. and Hotel Casino Management) and Galleon, Inc. (a Nevada corporation and indirect wholly owned subsidiary of MGM MIRAGE (“MGM”) which was acquired by MGM as a result of the merger of a wholly owned subsidiary of MGM with and into Mandalay Resort Group (“Mandalay”) on April 25, 2005) entered into a joint venture (the “Silver Legacy Joint Venture”) pursuant to a joint venture agreement (the “Original Joint Venture Agreement”) to develop the Silver Legacy Resort Casino (the “Silver Legacy”). The Silver Legacy consists of a casino and hotel located in Reno, Nevada, which began operations on July 28, 1995. During 1994, ELLC contributed land to the Silver Legacy Joint Venture with a fair value of $25,000,000 (a book value of $17,215,000) and cash of $23,000,000. Additional cash contributions of $3,900,000 were made in 1995, for a total equity investment of $51,900,000. Galleon, Inc. contributed cash of $51,900,000 to the Silver Legacy Joint Venture. Each partner owns a 50% interest in the Silver Legacy Joint Venture.

On March 5, 2002, the Partners executed a new amendment and restatement of the Original Joint Venture Agreement (as further amended in April 2002, the “Joint Venture Agreement”), the terms of which are summarized below, and the Silver Legacy Joint Venture and its wholly owned finance subsidiary, Silver Legacy Capital Corp., issued $160 million principal amount of 10 1/8% mortgage notes due 2012 (the “Silver Legacy Notes”). Concurrently with the issuance of the Silver Legacy Notes, the Silver Legacy Joint Venture (i) repaid the entire outstanding balance of the Original Silver Legacy Credit Agreement, (ii) entered into a new senior secured credit facility comprised of a $20.0 million term loan facility (which was paid in full in 2003) and a $20.0 million revolving facility with a five year maturity (the “Silver Legacy Credit Agreement”), and (iii) made distributions of $10.0 million to ELLC and $20.0 million to Mandalay Sub, utilizing the balance of the net proceeds of the Silver Legacy Notes and $26.0 million of borrowings under the Silver Legacy Credit Agreement. The Silver Legacy Credit Agreement is secured by a first priority security interest in substantially all of the existing and future assets (other than certain licenses which may not be pledged under applicable law) of the Silver Legacy Joint Venture and a first priority pledge of and security interest in all of the Partnership interests in the Silver Legacy Joint Venture. The Silver Legacy Notes are secured by a security interest in the same assets and pledges of and security interest in the same Partnership interests which are junior to the security interests and pledges securing the Silver Legacy Credit Agreement. On November 4, 2003, the Silver Legacy Joint Venture executed an amendment to the Silver Legacy Credit Agreement which reduced the revolving facility to $10.0 million, and revised certain covenant ratios with retroactive effect to September 30, 2003. On June 15, 2005, the parties executed a further amendment to the Silver Legacy Credit Agreement to provide a conditional waiver of the facility’s financial covenants in respect of the quarter ended June 30, 2005, and each subsequent quarter through and including December 31, 2005, provided that no additional credit was extended under the Silver Legacy Credit Agreement during a quarter for which the waiver was relied upon. In addition, as a condition precedent to any draw on the Silver Legacy Credit Agreement subsequent to June 15, 2005, the Silver Legacy Joint Venture must be in compliance with the Silver Legacy Credit Agreement’s financial covenants as to the then most recent fiscal quarter in respect of which the Silver Legacy Joint Venture is required to deliver financial statements pursuant to the Silver Legacy Credit Agreement. On March 2, 2006, the parties executed a further amendment to the Silver Legacy Credit

Facility which extended the previously granted waiver for any defaults under the Silver Legacy Credit Facility’s covenants to cover the fiscal quarter ended March 31, 2006 and each subsequent fiscal quarter through and including December 31, 2007, provided that no additional credit was extended under the Silver Legacy Credit Facility during such quarter. The March 2, 2006 amendment also waived for 2005 the covenant in the Silver Legacy Credit Facility which limited capital expenditures to $10.0 million within a calendar year, which the Silver Legacy Joint Venture exceeded for the year ended December 31, 2005. In addition, the amendment raised the capital expenditure limit to $12.5 million for future calendar years. On March 28, 2007, an additional amendment was executed to extend the Silver Legacy Credit Facility’s original maturity date of March 31, 2007 for an additional year to March 31, 2008. This amendment also reduced the minimum ratio of EBITDA to fixed charges to 1.10 to 1.00 and raised the capital expenditure limit to an aggregate of $15.0 million in any twelve-month period. There was no debt outstanding under the Silver Legacy Credit Facility at December 31, 2007. As of such date, the Silver Legacy Joint Venture was in compliance with all of the covenants in the Silver Legacy Credit Facility and had the ability to borrow on a revolving basis all of the $10.0 million available under the Silver Legacy Credit Facility.

On March 28, 2008, the Silver Legacy Joint Venture executed an additional amendment to extend the Silver Legacy Credit Facility’s maturity for an additional year to March 30, 2009 and reduce the revolving facility to $1,000,000.

Concurrently with the closing of the issuance of the Silver Legacy Notes, the Original Joint Venture Agreement was amended and restated in its entirety and was further amended in April 2002. The April 2002 amendments were principally (i) to provide equal voting rights for ELLC and Mandalay Sub (and procedures for resolving deadlocks) with respect to approval of the Silver Legacy Joint Venture’s annual business plan and the appointment and compensation of the general manager, and (ii) to give each partner the right to terminate the general manager.

Subject to any contractual restrictions to which the Silver Legacy Joint Venture is subject, including the indenture relating to the Silver Legacy Notes, and prior to the occurrence of a “Liquidating Event,” the Silver Legacy Joint Venture will be required by the Joint Venture Agreement to make distributions to its Partners as follows:

(a)	An amount equal to tax distributions equal to the estimated taxable income of the Silver Legacy Joint Venture allocable to each Partner multiplied by the greater of the maximum marginal federal income tax rate applicable to individuals for such period or the maximum marginal federal income tax rate applicable to corporations for such period; provided, however, that if the State of Nevada enacts an income tax (including any franchise tax based on income), the applicable tax rate for any tax distributions subsequent to the effective date of such income tax shall be increased by the higher of the maximum marginal individual tax rate or corporate income tax rate imposed by such tax (after reduction for the federal tax benefit for the deduction of state taxes, using the maximum marginal federal, individual or corporate rate, respectively).

(b)	Annual distributions of remaining “Net Cash From Operations” in proportion to the Percentage Interests of the Partners.

(c)	Distributions of “Net Cash From Operations” in amounts or at times that differ from those described in (a) and (b) above, provided in each case that both Partners agree in writing to the distribution in advance thereof.

As defined in the Joint Venture Agreement, the term “Net Cash From Operations” means the gross cash proceeds received by the Silver Legacy Joint Venture, less the following amounts: (i) cash operating expenses and payments of other expenses and obligations of the Silver Legacy Joint Venture, including interest and scheduled principal payments on Silver Legacy Joint Venture indebtedness, including indebtedness owed to the Partners, if any, (ii) all capital expenditures made by the Silver Legacy Joint Venture, and (iii) such reasonable reserves as the Partners deem necessary in good faith and in the best interests of the Silver Legacy Joint Venture to meet anticipated future obligations and liabilities of the Silver Legacy Joint Venture (less any release of reserves previously established, as similarly determined). Any withdrawal from the Silver Legacy Joint Venture by either Partner results in a reduction of distributions to such withdrawing Partner to 75% of amounts otherwise payable to such Partner.

Summarized information for the Company’s equity in the Silver Legacy Joint Venture is as follows (in thousands):

	December 31, 2007	December 31, 2006
Beginning balance	$68,810	$65,765
Partners’ distribution	(2,263)	(1,616)
Equity in net income of unconsolidated affiliate	4,248	4,661

Ending balance	$70,795	$68,810

Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

	December 31,
	2007	2006
Current assets	$63,080	$58,663
Property and equipment, net	256,212	255,769
Other assets, net	8,524	8,897

Total assets	$327,816	$323,329

Current liabilities	$23,191	$22,859
Long-term liabilities	165,875	164,874
Partners’ equity	138,750	135,596

Total liabilities and partners’ equity	$327,816	$323,329

Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net revenues	$161,980	$159,197	$149,310
Operating expenses	(138,596)	(134,064)	(129,528)

Operating income	23,384	25,133	19,782
Other expense	(14,888)	(15,811)	(16,404)

Net income	$8,496	$9,322	$3,378

Resorts owns a 21.25% interest in Tamarack Crossings, LLC, a Nevada limited liability company, which owns and operates Tamarack Junction (“Tamarack”), a small casino in south Reno, Nevada. Resorts has a nontransferable option to purchase from Donald Carano, at a purchase price equal to his cost plus any undistributed income attributable thereto (which amounted to approximately $2.6 million at December 31, 2007), an additional 10.0% interest in Tamarack Crossings, LLC, which is exercisable until June 30, 2010. Donald Carano currently owns a 26.25% interest in Tamarack Crossings, LLC. Four members of Tamarack Crossings, LLC, including Resorts and three unaffiliated third parties, manage the business and affairs of the Tamarack. At December 31, 2007 and 2006, Resorts’ financial investment in Tamarack Crossings, LLC was $5.6 million and $4.8 million, respectively. Resorts’ capital contribution to Tamarack Crossings, LLC represents its proportionate share of the total capital contributions of the members. Additional capital contributions of the members, including Resorts, may be required for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings. The Company’s investment in Tamarack is accounted for using the equity method of accounting. Equity in income related to Tamarack for the years ended December 31, 2007, 2006, and 2005 of $1,362,000, $953,000, and $478,000, respectively, is included as a component of operating income.

Summarized information for the Company’s equity in the Tamarack is as follows (in thousands):

	December 31, 2007	December 31, 2006
Beginning balance	$4,849	$4,300
Members’ distribution	(625)	(404)
Equity in net income of unconsolidated affiliate	1,362	953

Ending balance	$5,586	$4,849

Summarized balance sheet information for the Tamarack is as follows (in thousands):

	December 31,
	2007	2006
Current assets	$9,086	$5,674
Property and equipment, net	22,479	24,376
Other Assets	100	—

Total assets	$31,665	$30,050

Current liabilities	$5,375	$6,739
Long-term liabilities	—	491
Members’ equity	26,290	22,820

Total liabilities and members’ equity	$31,665	$30,050

Summarized results of operations for the Tamarack are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net revenues	$20,186	$19,185	$17,794
Operating expenses	(13,432)	(14,154)	(14,893)

Operating income	6,754	5,031	2,901
Interest expense	(344)	(547)	(653)

Net income	$6,410	$4,484	$2,248

Effective July 1, 2000, Resorts and Avereon Research LTD. (“ARL”) entered into an agreement to form MindPlay, LLC (the “MindPlay Entity”), for the purpose of developing, owning and marketing a sophisticated system which will permit the tracking and surveillance of pit gaming operations (“MindPlay”). Resorts owns an 18% interest in the MindPlay Entity. On February 19, 2004, Alliance Gaming Corp. (“Bally’s”), a New York Stock Exchange listed company (“Alliance”), purchased substantially all of the assets of the MindPlay Entity, consisting primarily of intellectual property, and assumed certain liabilities. Equity in loss related to MindPlay for the years ended December 31, 2007, 2006 and 2005 was $0, ($79,000), and ($33,000), respectively. At December 31, 2007 and 2006, Resorts’ investment in MindPlay was $0. (See Note 18).

8.	Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Accrued payroll and benefits	$3,162	$2,910
Accrued vacation	1,137	1,049
Accrued insurance	1,340	2,549
Accrued medical claims	813	525
Accrued taxes	2,069	2,905
Unclaimed chips and tokens	1,300	892
Progressive slot liability and accrued gaming promotions	5,361	5,156
Other	2,161	2,039

	$17,343	$18,025

9.	Other Liabilities

Other liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Deferred income - MindPlay	$0	$562
Deferred income - rebates	35	0
Long-term accrued rent	325	191

	$360	$753

10.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2007	2006
9% Senior Notes	$64,475	$64,475
10% New Shreveport Notes	117,571	155,616
10% New Shreveport Notes due to related party	6,912	0
Outstanding portion of reducing revolver credit facility	12,000	7,000
Notes payable to bank	2,633	2,823

	203,591	229,914
Less—Current portion	(202)	(206)

	203,389	229,708
13% Preferred Equity	19,289	22,878

	$222,678	$252,586

Scheduled maturities of long-term debt are as follows for the years ended December 31, (in thousands):

2008	$202
2009	215
2010	230
2011	12,245
2012	1,741
Thereafter	188,958

$203,591

On April 20, 2004, Resorts and Capital (the “Issuers”), issued $64.7 million principal amount of the 9% Senior Notes (the “9% Notes”), which are unsecured senior obligations that mature on April 15, 2014. Interest on the 9% Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2004. Other than as permitted to comply with an order or other requirements of a gaming regulatory authority, the Issuers will not have a right to redeem the 9% Notes prior to April 15, 2009, except that prior to April 15, 2009, the Issuers may redeem the 9% Notes at a redemption price equal to 100% of the principal amount of the 9% Notes plus a make whole premium and accrued interest and Liquidated Damages (as defined), if any, to the redemption date. Beginning on April 15, 2009, Resorts may redeem the 9% Notes, in whole or in part, upon not less than 30 days notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and Liquidated Damages (as defined), if any, to the applicable redemption date if redeemed during the 12-month period beginning on April 15 of the years indicated:

Year	Percentage
2009	104.5%
2010	103.0%
2011	101.5%
2012 and thereafter	100.0%

Upon a change of control event, each holder of the 9% Notes may require the Issuers to repurchase all or a portion of its 9% Notes at a purchase price equal to 101% of the principal amount of the 9% Notes, plus accrued interest. The indenture relating to the 9% Notes contains covenants that, among other things, limit the Issuers’ ability and, in certain instances, the ability of its subsidiaries, to incur indebtedness, make distributions to the holders of the Issuers’ equity, purchase the Issuers’ equity securities, make payments on its subordinated indebtedness other than in accordance with the original terms thereof, incur liens, and merge, consolidate or transfer all or substantially all of the Issuers’ assets. These covenants are subject to a number of important qualifications and exceptions.

The Company has outstanding $140 million aggregate principal amount of 10% New Shreveport Notes due 2012. Interest on the New Shreveport Notes accrues from June 30, 2005 and is payable semi-annually each February 1 and August 1, commencing February 1, 2006. Such interest is payable in cash or, at the option of the Louisiana Partnership and Shreveport Capital, through the issuance of additional New Shreveport Notes for all or a portion of the amount of interest then due. However, this option to issue additional New Shreveport Notes in lieu of cash payments for interest may only be made for four semi-annual interest payments (which need not be consecutive) and, with limited exceptions, may not be made once a “Preferred Capital Contribution Amount” has been redeemed or otherwise acquired by the Issuers. On February 1, 2006 and August 1, 2006, the Louisiana Partnership issued $8,206,000 and $7,410,000, respectively, of additional New Shreveport Notes in lieu of making a cash interest payment.

The New Shreveport Notes are not redeemable prior to August 1, 2009. On or after August 1, 2009, the Louisiana Partnership and Shreveport Capital may redeem the New Shreveport Notes at the following redemption prices (expressed as a percentage of principal amount) plus any accrued and unpaid interest:

Year beginning August 1,	Percentage
2009	105.0%
2010	102.5%
2011 and thereafter	100.0%

The issuers of the New Shreveport Notes may at their option also redeem from time to time not more than 35% of the original aggregate principal amount of the notes prior to August 1, 2009 at a price of 110.0% of the principal amount plus accrued and unpaid interest with the proceeds of a capital contribution in the amount of at least $20 million from ES#1 or ES#2 to the Louisiana Partnership.

The issuers of the New Shreveport Notes will be required to make an offer to repurchase the New Shreveport Notes outstanding at 101% of the principal amount upon the occurrence of a Change of Control, as defined in the indenture governing the New Shreveport Notes (see below). Redemption offers at 100% of the principal amount are required to be made with the proceeds of Asset Sales in excess of $5 million or with Excess Loss Proceeds following an Event of Loss in excess of $5 million, as all such terms are defined in the indenture.

The New Shreveport Notes were issued under an Amended and Restated Indenture, dated as of July 21, 2005, by and among the Issuers and U.S. Bank National Association, as trustee (the “New Indenture”). The New Indenture includes covenants that, among other things, impose restrictions (subject to certain exceptions) on the ability of the Louisiana Partnership and its “Restricted Subsidiaries” (as defined in the New Indenture) to declare or pay distributions on account of their equity interests, purchase or otherwise acquire their equity interests, make certain payments on or with respect to pari passu or subordinated indebtedness, make investments, sell their assets, incur liens, engage in transactions with their affiliates, incur indebtedness and issue preferred equity. The New Shreveport Notes are secured by a first priority security interest in substantially all of the Louisiana Partnership and Shreveport Capital current and future assets. In addition, ES#1 and ES#2 have pledged their interests in the Louisiana Partnership, and Resorts has pledged its interests in ES#1 and ES#2, for the benefit of the holders of the New Shreveport Notes.

In consideration for a 14.47% equity interest and a 2.5659% equity interest in Resorts, NGA AcquisitionCo LLC, an unaffiliated entity, transferred to Resorts and Donald Carano, respectively, free and clear of any liens, ownership of $31,133,250 and $6,912,113 original principal amount of New Shreveport Notes, respectively (See Note 16).

On July 21, 2005, SGH acquired a 25% non-voting partnership equity interest and a $20 million preferred equity interest, due 2013, in the Louisiana Partnership pursuant to the Plan. On July 22, 2005, ES#1 converted 55,006 shares of the common stock of SGH into (i) a 1.4% non-voting partnership interest in the Louisiana Partnership (reducing SGH’s interest to 23.6%) and (ii) the right to distributions by the Louisiana Partnership in respect of $1.12 million of the preferred equity interests of SGH (reducing the amount retained by SGH to $18.88 million). Holders of the non-voting partnership equity interests shall have the right to put all of those interests to the Louisiana Partnership for purchase at any time after a full fiscal year of operations following the Effective Date where the Louisiana Partnership’s trailing earnings before interest, income taxes, depreciation, amortization and management fees (“EBITDAM”) for the four fiscal quarters preceding the date of the put exceeds $30,000,000. If the holders of the non-voting partnership equity interests exercise the put and require the Louisiana Partnership to purchase their interests, the price for such interests would be 25% of five and one-half (5.5) times the four fiscal quarter trailing EBITDAM, minus debt (including the New Shreveport Notes), minus accrued and unpaid Preferred Return and the Preferred Capital Contribution Amount (as both terms are described below), plus available cash. A put payment would not be a “Restricted Payment” as defined under the New Indenture. No value was attributed to the non-voting partnership equity interests or the related put option on July 22, 2005 or at December 31, 2005. Management estimates the fair market value of the put option at December 31, 2006 to be $738,000. Such classification was made in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, based on the terms of the preferred equity interest, including its mandatory repayment and periodic “interest” payments.

By a notice dated December 19, 2007 (the “Call Notice”), the Louisiana Partnership exercised its call right under its Partnership Agreement to require SGH to sell to the Louisiana Partnership, subject to Louisiana gaming regulatory approval, all of SGH’s 23.6% interest in the Louisiana Partnership (the “Call Transaction”). By the terms of the Partnership Agreement, the Louisiana Partnership was entitled to deliver the Call Notice because EBITDAM of the Louisiana Partnership for the period of four fiscal quarters ended September 30, 2007, exceeded $30 million. On March 18, 2008, the Louisiana Partnership received approval from the Louisiana gaming authority and on March 20, 2008, the transaction closed. Based on EBITDAM of $31,286,480, the call purchase price was $9,263,426 and that amount was paid to SGH upon the closing of the Call Transaction. In accordance with the Partnership Agreement, following the closing of the Call Transaction, SGH retained all of its rights relating to its “Preferred Capital Contribution Amount” and its “Preferred Return”. The Louisiana Partnership will account for the 23.6% interest acquired as a reduction of equity.

The Louisiana Partnership’s Fourth Amended and Restated Partnership Agreement, dated as of July 21, 2005, as amended by the Fifth Amended and Restated Partnership Agreement, dated as of July 22, 2005 (the “Partnership Agreement”), provides for a “Preferred Return” (as defined) on the “Preferred Capital Contribution Amount” (as defined) to SGH, and each transferee of any of SGH’s interest in the Louisiana Partnership that becomes a partner in the Louisiana Partnership in accordance with the Partnership Agreement (each an “SGH Transferee”). As defined in the Partnership Agreement, “Preferred Capital Contribution Amount” means $20 million less the cumulative amounts distributed from time to time in payment of the Preferred Capital Contribution Amount. As defined in the Partnership Agreement, “Preferred Return” means an amount calculated in the same manner as interest on a loan accruing daily from June 30, 2005, at an annual rate of 13% (based upon a 365 or 366 day year, as applicable), compounded quarterly on the last day of each fiscal quarter of each applicable year, taking into account distributions of Preferred Return made pursuant to the Partnership Agreement as if they were payments of interest and distributions in payment of the Preferred Capital Contribution Amount made pursuant to the Partnership Agreement as if they were payments of principal. As of December 31, 2007 and 2006, accrued interest with respect to the Preferred Capital Contribution Amount was $433,000 and $4,231,000, respectively, of which $24,000 and $233,000, respectively, is payable to ES#1. During August 2007, the Louisiana Partnership paid all of the Preferred Return incurred from the Effective Date through July 31, 2007, which amounted to $6.1 million, including $321,000 paid to ES#1.

Prior to July 22, 2013, the Partnership Agreement permits, but does not require, the Louisiana Partnership’s managing partner, ES#1, to make annual distributions in payment of the Preferred Return and the Preferred Capital Contribution Amount from the Louisiana Partnership’s “Distributable Cash Flow” (as defined) remaining after all distributions required to be made with respect to the current and all prior fiscal years, including any required tax distributions. On July 22, 2013, the Louisiana Partnership is required by the Partnership Agreement to distribute to SGH and any SGH Transferees (collectively, the “Preferred Return Partners”) amounts sufficient to (i) pay all accrued Preferred Return not previously paid and (ii) pay the remaining Preferred Capital Contribution Amount. Except as otherwise provided in the Partnership Agreement, no distributions other than payments of the Preferred Return and payments of the Preferred Capital Contribution Amount will be made to the Louisiana Partnership’s partners on account of their interests in the Louisiana Partnership unless sufficient distributions have been made to the Preferred Return Partners such that the Preferred Return Partners have received all accrued Preferred Return and the Preferred Capital Contribution Amount has been reduced to zero. Failure to pay the Preferred Return and the Preferred Capital Contribution Amount in full on or before July 22, 2013 will give rise to the right to terminate the Management Agreement (see Note 14) as set forth therein.

Resorts’ credit facility is a senior secured revolving credit facility which was amended and restated on February 28, 2006, to extend the maturity date from March 31, 2006 to February 28, 2011, and to restore to $30.0 million the amount of credit available under the facility. Borrowings under the credit facility bear interest, at the Company’s option, at either (i) the greater of (a) the rate publicly announced from time to time by Bank of America as its “Prime Rate” or (b) the Federal Funds Rate plus .50% (“Base Rate”) or (ii) a Eurodollar rate determined in accordance with the credit facility. The Eurodollar rate was 4.86% and the Base Rate was 8.25% as of December 31, 2007. The effective rate of interest on borrowings under the credit facility at December 31, 2007 was 7.12% per annum. As of December 31, 2007, $12.0 million of borrowings were outstanding under the credit facility, $2.6 million outstanding on a note payable to the bank, and an additional $18.0 million of borrowing capacity was available thereunder.

The credit facility is secured by substantially all of the Resorts’ real property. The credit facility includes various restrictions and other covenants including: (i) restrictions on the disposition of property, (ii) restrictions on investments and acquisitions, (iii) restrictions on distributions to members of Resorts, (iv) restrictions on the incurrence of liens and negative pledges, (v) restrictions on the incurrence of indebtedness and the issuance of guarantees, (vi) restrictions on transactions with affiliates and, (vii) restrictions on annual capital expenditures including capital leases. The credit facility also contains financial covenants including a maximum total debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum equity requirement. On November 13, 2007, the Company, Bank of America, N.A., and Capital One, N.A. executed an amendment to the credit facility that waived the default under the covenant relating to distributions and reduced the minimum ratio of EBITDA to fixed charges from 1.25 to 1.1 under the credit facility with retroactive effect for the quarter ended September 30, 2007 and for each subsequent quarter through and including the quarter ending June 30, 2008. As of December 31, 2007, there was no event of default under the credit facility other than a subsequently waived default under the facility’s covenant relating to distributions. On March 28, 2008, the Company, Bank of America, N.A., U.S. Bank, N.A. and Capital One, N.A. executed an amendment to the credit facility that waived the default under the covenant relating to distributions and further reduced the minimum ratio of EBITDA to fixed charges from 1.1 to 1.0 under the credit facility with retroactive effect for the quarter ended December 31, 2007 and for each subsequent quarter through and including the quarter ending June 30, 2008.

The credit facility and the indenture relating to the 9% Notes contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions. As of December 31, 2007, the Company was in compliance with all of these covenants. The Company is also obligated to deliver its annual audited financial statements within 90 days of the end of the year. The Company was not timely in the delivery of this 2007 annual report. The Company provided such annual report on April 2, 2008 and management believes the Company is currently in compliance as the financial reporting requirement was satisfied by the delivery of this annual report.

On December 30, 2005, Resorts entered into an agreement with Banc of America Leasing & Capital, LLC in the amount of $3.0 million for the sole purpose of acquiring a 2000 Raytheon Aircraft Company Model B300 aircraft. The note evidencing the obligation (the “Aircraft Note”) is payable in monthly installments of $30,526, beginning on January 30, 2006, including interest at 6.46% per annum, to December 30, 2012, when the remaining principal balance in the amount of $1,479,000, plus any accrued and unpaid interest, becomes due and payable. The Aircraft Note is secured by the aircraft.

11.	Employee Benefit Plans

The Company established a voluntary, qualified, defined contribution plan covering all eligible employees of the Company regulated under Section 401(k) of the Internal Revenue Code. Plan participants can elect to defer pre-tax compensation through payroll deductions. The Company’s matching contributions were $505,000, $447,000, and $240,000 for the fiscal years ended December 31, 2007, 2006 and 2005, respectively.

12.	Executive Deferred Compensation Plans

Effective January 1, 1990, the Eldorado Hotel Casino Deferred Compensation Plan (the “Deferred Compensation Plan”) was established for the benefit of a select group of management and highly compensated employees. As of December 31, 2007, no employees of the Company were eligible to participate. Under the Deferred Compensation Plan, as presently administered, an eligible employee may elect each year to defer the receipt of a portion of his or her compensation from the Company. A participating employee is 100% vested with respect to any amount deferred pursuant to his or her deferral election. Participating employees are entitled to receive annual distributions commencing upon the earliest of the second month after death, permanent disability, retirement or, if employment is terminated for reasons other than death or disability prior to attainment of age 60, attainment of age 60. However, Resorts’ Chief Executive Officer may in his sole discretion elect to make a distribution to a terminated employee prior to such terminated employee attaining age 60. In addition, Resorts’ Chief Executive Officer may in his sole discretion elect to distribute an employee’s benefits in the form of a lump sum distribution and may elect to distribute benefits to an employee over a shorter period of time than that provided for in the Deferred Compensation Plan. In 2005, the Chief Executive Officer elected to distribute lump sum distributions in the aggregate amount of $251,510 to two employees, thus eliminating their participation in the plan, including a $154,501 distribution to Robert Jones, who is the Chief Financial Officer of the Company. One participating employee received distributions totaling $47,000 over a period of time in 2006 thus eliminating his participation in the plan. As of December 31, 2007, there was no unfunded obligation of the Company pursuant to the Deferred Compensation Plan.

13.	Commitments and Contingencies

Capital Leases

The Company leases certain equipment under agreements classified as capital leases. During 2006, the Eldorado Shreveport entered into lease agreements in the original amount of $321,000 with third party lessors to acquire certain gaming and operating equipment for the Eldorado Shreveport at Shreveport’s estimated incremental borrowing rate for similar purchases of equipment of 12% per annum. During 2006, the Eldorado Reno entered into a lease agreement in the original amount of $690,000 with a third party lessor to acquire mini-bars for hotel rooms at the Eldorado Reno at 9.875% per annum. The leases have original terms of 18 to 96 months and contain bargain purchase options at the end of the lease periods. The leases are treated as capital leases for financial reporting purposes. The future minimum lease payments, including interest, by year under these leases, together with the present value of the minimum lease payments consisted of the following at December 31, 2007 (in thousands):

2008	$306
2009	187
2010	124
2011	124
2012	124
Thereafter	226

Minimum lease payments	1,091
Less—Amounts representing interest	(253)

$838

Operating Leases

The Company leases equipment under operating leases. Future minimum payments under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2007 (in thousands):

Future Minimum Lease Payments
2008	$653
2009	293
2010	215
2011	164
2012	140
Thereafter	407

$1,872

Total rental expense under operating leases was $966,000, $1,045,000 and $840,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Additional rent for land upon which the Eldorado Hotel Casino resides of $633,000 in 2007 ($632,000 in 2006 and $633,000 in 2005) was paid to C, S and Y Associates, a general partnership of which Donald Carano is a general partner, based on gross gaming receipts. This rental agreement expires June 30, 2027.

The Eldorado Shreveport is party to a ground lease with the City of Shreveport for the land on which the casino was built. The lease has an initial term ending December 20, 2010 with subsequent renewals for up to an additional 40 years. The base rental amount is currently $450,000 per year and continues at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. The annual base rental payment will increase by 15% during each of the second, third, fourth and fifth five-year renewal terms with no further increases. The base rental portion of the ground lease is being amortized on a straight-line basis. In addition to the base rent, the lease requires percentage rent based on adjusted gross receipts to the City of Shreveport and payments in lieu of admission fees to the City of Shreveport and the Bossier Parish School Board. Payments made under the terms of the ground lease are as follows (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from July 22, 2005 through December 31, 2005
Ground lease:
Base rent	$585	$585	$260
Percentage rent	1,396	1,372	484

	$1,981	$1,957	$744

Payment in lieu of admissions fees and school taxes	$5,958	$5,696	$1,949

Expenses under operating leases (exclusive of the ground lease) amounted to $771,000 and $977,000 for the years ended December 31, 2007 and 2006, and $528,000 for the period from July 22, 2005 through December 31, 2005.

Effective June 1, 2006, the Eldorado Shreveport terminated a lease agreement with respect to approximately 45,000 square feet of retail space located across the street from the casino/hotel complex thereby becoming the direct lessor for the retail tenants. The termination of the lease resulted from the default on payments from the lessee. Rental revenue for the years ended December 31, 2007 and 2006 amounted to $252,000 and $167,000, respectively. There are currently five tenants renting approximately 22,000 square feet of space under rental agreements expiring at various dates between 2008 and 2012, most of which have optional renewal periods. Rental payments are comprised of fixed monthly amounts, percentage rentals and common area maintenance payments.

Legal Matters

The Company is subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions and other matters arising in the normal course of business. In addition, the Company maintains what it believes is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact its consolidated financial position, results of operations or cash flows. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters. The Company does not believe that the final outcome of these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

On July 30, 2004, MindPlay LLC, Alliance Gaming Corp. and certain other parties were named as defendants in a lawsuit brought by Shuffle Master Inc. in the United States District Court for the District of Nevada. The plaintiff alleges that the defendants’ MP21 System violates two Shuffle Master patents. The complaint also alleges misappropriation of trade secrets against certain of the defendants and requests claims for correction of the named inventor on certain related patents that are held in the name of certain of the defendants. Alliance has publicly stated that the complaint is wholly without merit and that it plans to vigorously defend against this action brought against it. The Company believes this claim, if adversely decided, would not have a material adverse effect on its business, financial position, results of operations or cash flows as MindPlay currently has zero equity. (See Note 18)

The Eldorado Casino Shreveport Joint Venture is still in the process of resolving various claims and other litigation in connection with the Plan, which remain ongoing. The Company does not believe that the final outcome of these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

14.	Management Fees

Resorts pays management fees to Recreational Enterprises, Inc. and Hotel Casino Management, Inc., the owners of 47% and 25% of Resorts’ equity interests, respectively. In connection with the consummation of the offering of the Notes, Resorts entered into a management agreement with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. providing that future management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. will not exceed 1.5% of Resorts’ annual net revenues continued in effect until July 1, 2008 after which it will be automatically renewed for additional three-year terms until terminated by one of the parties.

Management fees were $600,000, $600,000, and $600,000 for 2007, 2006 and 2005, respectively.

On July 22, 2005, Resorts and the Louisiana Partnership entered into a Management Agreement (the “Management Agreement”) pursuant to which Resorts, as the Louisiana Partnership’s exclusive agent, manages the Eldorado Shreveport. For its services, Resorts is entitled to receive a Base Management Fee of $2.5 million annually, payable in quarterly installments of $625,000 each on October 22, January 22, April 22 and July 22 of each year during the term of the Management Agreement, beginning October 22, 2005. Payment of the Base Management Fee has priority over the payment of any interest due on the New Shreveport Notes. Resorts is also entitled to an Incentive Fee equal to the sum of (i) 15% of the amount, if any, by which “EBITDA” (as defined in the Management Agreement) for any calendar year during the term of the Management Agreement exceeds $20 million and (ii) an additional 5% of the amount, if any, by which “EBITDA” (as defined in the Management Agreement) for any such calendar year exceeds $25 million. By its terms, the Management Agreement will continue in effect through the date the Louisiana Partnership no longer holds a riverboat gaming license for the Eldorado Shreveport, unless the agreement is earlier terminated by either party in accordance with its terms. Notwithstanding Resorts’ right to terminate the Management Agreement at any time when any of the Base Management Fee or Incentive Fee due and payable to it remains unpaid, such termination will not be effective without the consent of the Louisiana Partnership until a replacement manager has been selected by the Louisiana Partnership and approved by the Louisiana Board so long as (a) the Louisiana Partnership has reimbursed Resorts for all reasonably incurred and documented out-of-pocket expenses associated with the performance of its obligations under the Management Agreement within 30 days following Resorts’ submission to the Louisiana Partnership of the applicable request for reimbursement pursuant to the terms of the agreement and (b) during the period beginning on the 180th day following the date of Resorts’ written notice of termination, for each month that Resorts continues to serve as the manager pursuant to the terms of the Management Agreement, the Louisiana Partnership has paid Resorts a monthly fee of $100,000, which is due and payable no later than 15 days following the end the month. The Louisiana Partnership expensed $2,500,000, $2,500,000 and $1,109,000 in base fees under the Management Agreement during the years ended December 31, 2007, 2006 and the period from July 22, 2005 through December 31, 2005, respectively and $882,000 and $494,000 in incentive fees during the years ended December 31, 2007 and 2006, respectively.

15.	Segment Information

The following table sets forth, for the period indicated, certain operating data for our reportable segments. We review our operations by our geographic gaming market segments: Eldorado Reno and Eldorado Shreveport. We completed our acquisition of Eldorado Shreveport on July 22, 2005.

	For the years ended December 31,
	2007	2006	2005
	(in thousands)
Revenues and expenses
Eldorado Reno
Net Revenues (a)	$143,515	$140,603	$138,511
Expenses, excluding depreciation, amortization (b)	(119,621)	(115,121)	(113,899)
Loss on sale/disposition of long-lived assets and property and equipment	(1,829)	(11)	(212)
Equity in income of unconsolidated affiliates	5,610	5,614	2,166
Depreciation	(13,678)	(13,857)	(13,472)

Operating income – Eldorado Reno	$13,997	$17,228	$13,094

Eldorado Shreveport
Net Revenues	$145,968	$144,191	$53,545
Expenses, excluding depreciation, amortization (a,b)	(121,189)	(121,389)	(50,420)
Loss on sale/disposition of long-lived assets and property and equipment	(558)	—	(1,014)
Depreciation and amortization	(9,352)	(8,526)	(2,322)

Operating income (loss) – Eldorado Shreveport	$14,869	$14,276	$(211)

	For the years ended December 31,
	2007	2006	2005
	(in thousands)
Total Reportable Segments
Net Operating Revenues (a)	$289,483	$284,794	$192,056
Expenses, excluding depreciation, amortization (a,b)	(240,810)	(236,510)	(164,319)
Loss on sale/disposition of long-lived assets and property and equipment	(2,387)	(11)	(1,226)
Equity in income of unconsolidated affiliates	5,610	5,614	2,166
Depreciation and amortization	(23,030)	(22,383)	(15,794)

Operating income – Total Reportable Segments	$28,866	$31,504	$12,883

(a)	Before the elimination of $3,382,000, $2,994,000 and $1,109,000 for management and incentive fees to Eldorado Reno and expense to Eldorado Shreveport for 2007, 2006 and 2005, respectively. Before the elimination of $793,000 and $725,000 for airplane lease to Eldorado Reno and expense to Eldorado Shreveport in 2007 and 2006, respectively. Before the elimination of $172,000 for financing the sale of property by Eldorado Reno for Eldorado Shreveport for the year ended December 31, 2007.
(b)	Before the elimination of the reversal of interest of $233,000 not deemed collectable by Eldorado Reno for its 1.4% interest of the 25% non-voting partnership $20 million preferred equity interest in the Louisiana Partnership

	For the years ended December 31,
	2007	2006	2005
	(in thousands)
Reconciliations to Consolidated Net Income (Loss)
Operating Income—Total Reportable Segments	$28,866	$31,504	$12,883
Eldorado Reno’s interest (reversed)/due on 13% Preferred Equity	(233)	159	74

Operating Income	$28,633	$31,663	$12,957
Unallocated income and expenses
Interest income	782	526	143
Equity in loss of unconsolidated affiliate	—	(79)	(33)
Minority interest	(162)	(178)	(64)
Interest expense	(24,957)	(24,954)	(15,241)

Net income (loss)	$4,296	$6,978	$(2,238)

Capital Expenditures
Eldorado Reno	$7,624	$8,362	$14,777
Eldorado Shreveport	6,265	5,265	7,231

Total	$13,889	$13,627	$22,008

	As of December 31,
	2007	2006
	(in thousands)
Total Assets
Eldorado Reno	$252,430	$224,747
Eldorado Shreveport	186,950	194,462
Eliminating entries (a)	(40,417)	(7,315)

Total	$398,963	$411,894

(a)	Reflects the elimination of $1,507,000 and $1,119,000 for management fees to Eldorado Reno by Eldorado Shreveport and $336,000 and $76,000 for intercompany receivables/payables for the years ended December 31, 2007 and 2006, respectively; the elimination of the $31,133,000 of Shreveport bonds held by Eldorado Reno and the respective accrued interest of $1,297,000 in 2007; the elimination of $5.0 million for Eldorado Reno’s investment in the purchase of the Shreveport property and the $1.12 million for Eldorado Reno’s 1.4% interest of the 25% non-voting partnership $20 million preferred equity interest in the Louisiana Partnership in both periods and the respective accrued interest of $24,000 in the 2007 period.

16.	Related Parties

We believe that all of the transactions mentioned below are on terms at least as favorable to us as would have been obtained from an unrelated party.

The Company owns the entire parcel on which the Eldorado is located, except for approximately 30,000 square feet which is leased from C, S and Y Associates, a general partnership of which Donald Carano is a general partner (the “C, S and Y Lease”). The C, S and Y Lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 or (ii) an amount based on a decreasing percentage of the Eldorado’s gross gaming revenues ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75 million. Rent pursuant to the C, S and Y Lease amounted to approximately $633,000, $632,000, and $633,000 in 2007, 2006 and 2005, respectively.

The Company from time to time leases aircrafts owned by Recreational Enterprises, Inc., which owns 47% of Resorts, for use in operating the Company’s business. In 2007, 2006 and 2005, lease payments for the aircraft totaled $1,627,000, $1,224,000, and $772,000, respectively.

The Company from time to time leases a yacht owned by Sierra Adventure Equipment, Inc., a limited liability company beneficially owned by Recreational Enterprises, Inc., for use in operating the Company’s business. In 2007, 2006 and 2005, lease payments for the yacht totaled approximately $81,500, $55,000, and $55,000, respectively.

The Company occasionally purchases wine and firewood directly from the Ferrari Carano Winery, which is owned by Recreational Enterprises, Inc. and Donald Carano. The firewood is used in the Eldorado in its various wood burning ovens while wine purchases are sent directly to customers in appreciation of their patronage. In 2007, 2006 and 2005, the Company spent approximately $106,000, $48,000, and $50,000, respectively, for these products.

On July 22, 2005, Resorts and the Louisiana Partnership entered into a management agreement pursuant to which Resorts, as the Louisiana Partnership’s exclusive agent, manages the Eldorado Shreveport. For its services, Resorts is entitled to receive a base management fee of $2.5 million annually, payable in quarterly installments of $625,000 each on October 22, January 22, April 22 and July 22 of each year during the term of the management agreement, beginning October 22, 2005. Resorts is also entitled to an incentive fee equal to the sum of (i) 15% of the amount, if any, by which “EBITDA” (as defined in the management agreement) for any calendar year during the term of the management agreement exceeds $20 million and (ii) an additional 5% of the amount, if any, by which “EBITDA” (as defined in the management agreement) for any such calendar year exceeds $25 million. Payment of the base management fee has priority over the payment of any interest due on the New Shreveport Notes. The Company received $2,500,000, $2,500,000 and $1,109,000 in base fees under the management agreement during the years ended December 31, 2007, 2006 and the period from July 22, 2005 through December 31, 2005, respectively, and $882,000 and $494,000 in incentive fees during the years ended December 31, 2007 and 2006, respectively. Pursuant to the management agreement, the Company gets reimbursed for wages incurred while working at the Eldorado Shreveport. In 2007, 2006 and 2005, the Louisiana Partnership paid the Company approximately $25,000, $74,000 and $84,000, respectively.

In 2007, the Silver Legacy made payments pursuant to the Joint Venture Agreement, representing tax distributions, to the Company in the amount of approximately $2.3 million. During the year ended December 31, 2007, Resorts made cash distributions of $14.8 million, utilizing all of the $2.3 million from the Silver Legacy, to its members. Total distributions received from the Silver Legacy for the years ended December 31, 2007, 2006 and 2005 were $2,263,000, $1,616,000 and $769,000, respectively. The distributions by Resorts in 2007 included a $10 million special distribution to the members of Resorts prior to Resorts’ issuance of a new 14.47% equity interest in the transaction discussed in the following paragraph. The balance of Resorts’ 2007 distributions was for income taxes. In January 2008, Resorts approved and made a $1.2 million tax distribution to its members. The Silver Legacy made a special distribution totaling $5.0 million to ELLC in March 2008.

In 2006, Donald Carano, Hotel Casino Management and Recreational Enterprises, Inc. received as a nonmonetary distribution from the Company, land held for development located in Verdi, Nevada, at an independent certified appraised value of $900,000. The Company recognized a $213,000 gain on the distribution of this land.

The Partnership Agreement obligates the Louisiana Partnership to distribute to each of its partners quarterly for as long as it is not taxed as a corporation, an amount of “Distributable Cash Flow” (as defined) equal to the partner’s allocable share of the taxable income of the Louisiana Partnership, as adjusted in accordance with the terms of the Partnership Agreement, multiplied by a percentage equal to the greater of (a) the sum of (i) the highest federal marginal income tax rate in effect for individuals (after giving effect to the federal income tax deduction for state and local income taxes and taking into account the effects of Internal Revenue Code sections 67 and 68 as if the individual’s only income was the income allocated to such individual in his or her capacity as a partner of the Louisiana Partnership) plus (ii) the highest marginal Louisiana and Shreveport, Louisiana income tax rates in effect for individuals or (b) the sum of (i) the highest federal marginal income tax rate in effect for corporations plus (ii) the highest marginal Louisiana and Shreveport, Louisiana income or franchise tax rates in effect for corporations (after giving effect to the federal income tax deduction for such state and local income or franchise taxes). No distributions were made during the years ended December 31, 2007, 2006 or the period from July 22, 2005 through December 31, 2005, respectively.

Resorts entered into an Amended and Restated Purchase Agreement, dated as of July 20, 2007 (the “Purchase Agreement”), with NGA AcquisitionCo LLC, an unaffiliated entity (“NGA”), and Donald L. Carano, who is the presiding member of Resorts’ Board of Managers and the Chief Executive Officer of Resorts (“Carano”), pursuant to which NGA agreed, subject to the terms and conditions of the Purchase Agreement, to acquire a 17.0359% equity interest in the Resorts (the “17.0359% Interest”), including a new 14.47% equity interest to be acquired directly from Resorts (the “14.47% Interest”) and an outstanding 3% membership interest (that, as a result of the issuance of the 14.47% Interest, reduced to a 2.5659% interest (the “2.5659% Interest”)) to be acquired from Carano. Upon completion of the NGA transaction, which occurred on December 14, 2007, Carano or members of his family continued to own 51% of Resorts and Carano continued in his roles in the management of Resorts. As discussed in Note 3 of the consolidated financial statements, Resorts entered into a new operating agreement. The closing of the NGA transaction was subject to the satisfaction or waiver of certain conditions, including the receipt of all necessary approvals from the Nevada and Louisiana gaming authorities.

Under the terms of the New Operating Agreement, at any time after the occurrence of a “Material Event” (as defined) or at any time after June 14, 2015 (the “Trigger Date”) the Company or its permitted assignee(s) (the “Interest Holder”) will have the right to sell (“Put”) all but not less than all the 14.47% Interest to Resorts and Resorts will have the right to purchase (“Call”) all but not less than all of the 17.0359% Interest, at a price equal to the fair market value of the interest being acquired without discounts for minority ownership and lack of marketability, as determined by mutual agreement of the Interest Holder and Resorts or, in the event that after 30 days the Interest Holder and Resorts have not mutually agreed on a purchase price, then at the purchase price determined by the average of two appraisals by nationally recognized appraisers of private companies, provided the two appraisals are within a 5% range of value based upon the lowest of the two appraisals. If the two appraisals are not within the 5% range, the purchase price will be determined by the average of a third mutually acceptable, independent, nationally recognized appraiser of private companies and the next nearest of the first two appraisals unless the third appraisal is at the mid-point of the first two appraisals, in which event the third appraisal will be used to established the fair market value. So long as a Material Event has not occurred, the Interest Holder will have the right to unilaterally extend the Trigger Date for up to two one-year extension periods. Upon exercise of either the Call or the Put, the New Operating Agreement provided that the transaction close within one year of the exercise of the right unless delayed for necessary approvals from applicable gaming authorities.

These put and call rights have been evaluated from an accounting perspective and Company management has determined that neither the put or call meet the definition of a derivative pursuant to the guidance SFAS No. 133 “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS No. 133”), and therefore have no immediate accounting considerations. Accordingly, the put and call rights are not reflected on the Company’s consolidated balance sheet.

In consideration for the 14.47% Interest and the 2.5659% Interest, NGA transferred to Resorts and Carano, respectively, free and clear of any liens, ownership of $31,133,250 and $6,912,113 original principal amount of New Shreveport Notes, respectively, together with the right to all interest paid with respect thereto after the closing date. Carano also received an equity interest of $286,889 related to SGH. The equity interest in Resorts was recorded at fair value in accordance with the guidance provided in SFAS No. 140 “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities,” SFAS No. 140. Accordingly, the assets received by Resorts and Carano from the exchange was recorded at fair value based on the quoted market price of the investments given up by Resorts and Carano. This accounting treatment is consistent with the guidance provided in SFAS No. 140 which indicates that quoted market prices are the best evidence of fair value. It was determined that the quoted market prices of Resorts’ and Carano’s investments were more indicative of fair value as compared to the equity value of a privately held company like Resorts. At closing, Resorts paid NGA $1,142,974 in cash representing interest on the New Shreveport Notes accrued and unpaid through the date of closing. Carano paid NGA $170,658 in cash representing interest on the New Shreveport Notes accrued and unpaid through October 31, 2007.

17.	Supplemental Cash Flow Information

The Louisiana Partnership entered into capital lease agreements during 2006 amounting to $321,000 used to purchase certain gaming and operating equipment. Also in 2006, the Eldorado Reno entered into a lease agreement in the original amount of $690,000 to acquire mini-bars for hotel rooms (Note 13). The new obligations and the associated asset costs have been excluded from the accompanying consolidated and consolidating statement of cash flows for the year ended December 31, 2006 as a non-cash transaction.

On February 1 and August 1, 2006, respectively, the Louisiana Partnership issued $8,206,000 and $7,410,000 of additional New Shreveport Notes due 2012 in lieu of making the cash interest payments of which $8,616,000 and $7,000,000 was financed in 2006 and 2005, respectively. Interest expense for the years ended December 31, 2006 and 2005 for the Preferred Equity Interest was $2,910,000 and $1,321,000, respectively, which is included in the Preferred Capital Contribution Amount, of which $159,000 and $74,000, respectively, is eliminated in consolidation. Accrued interest with respect to the Preferred Capital Contribution Amount of $4,231,000 and $1,321,000 is included in the 13% Preferred Equity Interest at December 31, 2006 and 2005, respectively, of which $233,000 and $74,000, respectively, is payable to ES#1.

In 2006, the Company made a nonmonetary distribution in the form of land held for development located in Verdi, Nevada, at an independent certified appraised value of $900,000. The Company recognized a $213,000 gain on the distribution of this land.

The Silver Legacy had since 1999 utilized 40,000 square feet of space in the City Center Pavilion, which was located across North Virginia Street from Silver Legacy on a special events plaza which was owned by Eldorado Resorts LLC and Circus-Circus Hotel and Casino-Reno and donated to the City of Reno in January 2007. In January 2007, the Eldorado recognized a $1.6 million loss on the nonmonetary contribution of this land. The City Center Pavilion was removed in January 2007 to allow for the construction of a new city-owned ballroom facility, completed in February 2008, which is operated and managed by Silver Legacy, Eldorado Resorts LLC and Circus-Circus Hotel and Casino-Reno, on the plaza site.

In December 2007, in consideration for the 14.47% Interest, NGA transferred to Resorts free and clear of any liens, ownership of $31,133,250 original principal amount of New Shreveport Notes together with the right to all interest paid with respect thereto after the closing date. At closing, Resorts paid NGA $1,142,974 in cash representing interest on the New Shreveport Notes accrued and unpaid through the date of closing.

18.	Subsequent Events

By a notice dated December 19, 2007 (the “Call Notice”), the Louisiana Partnership exercised its call right under its Partnership Agreement to require SGH to sell to the Louisiana Partnership, subject to Louisiana gaming regulatory approval, all of SGH’s 23.6% interest in the Louisiana Partnership (the “Call Transaction”). By the terms of the Partnership Agreement, the Louisiana Partnership was entitled to deliver the Call Notice because EBITDAM of the Louisiana Partnership for the period of four fiscal quarters ended September 30, 2007, exceeded $30 million. On March 18, 2008, the Louisiana Partnership received approval from the Louisiana gaming authority and on March 20, 2008, the transaction closed. Based on EBITDAM of $31,286,480, the call purchase price was $9,263,426 and that amount was paid to SGH upon the closing of the Call Transaction. In accordance with the Partnership Agreement, following the closing of the Call Transaction, SGH retained all of its rights relating to its “Preferred Capital Contribution Amount” and its “Preferred Return”.

On March 11, 2008, the managers and members of MindPlay LLC voted to accept a settlement agreement with Bally’s and to dissolve the company effective immediately. Resorts, which owned approximately 18% of MindPlay, will receive approximately $0.2 million in cash and approximately 18,000 warrants. As a result of the settlement agreement, Bally’s will release MindPlay from any claims against Bally’s.

On March 31, 2008, Resorts and a newly formed, wholly owned subsidiary of Resorts (“Resorts Indiana”), entered into a definitive agreement pursuant to which Resorts Indiana has agreed to purchase from Aztar Riverboat Holding Company, LLC (the “Seller”) all of the membership interests in Aztar Indiana Gaming Company, LLC (“Aztar Indiana”), an indirect subsidiary of Tropicana Casinos and Resorts. Aztar Indiana owns the Casino Aztar riverboat gaming and hotel property in Evansville, Indiana (the “Indiana Property”). The agreement provides for a purchase price, subject to certain adjustments, of $245 million, consisting of $190 million of cash, a $30 million note and up to $25 million that is dependent on the performance of the Indiana Property during the 12 months following closing. The sale is subject to customary conditions including financing and regulator approvals, including requisite gaming approvals. At any time prior to our receiving a financing commitment to fund all of our costs of the transaction, the Seller may accept a superior proposal to acquire Aztar Indiana, subject to a breakup fee of $6.6 million plus a reimbursement of up to $500,000 of expenses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Circus and Eldorado Joint Venture

(doing business as Silver Legacy Resort Casino):

We have audited the accompanying consolidated balance sheets of Circus and Eldorado Joint Venture (doing business as Silver Legacy Resort Casino) and subsidiary (collectively, the “Joint Venture”) as of December 31, 2007 and 2006, and the related consolidated statements of income, partners’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the consolidated financial statement schedule included in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Joint Venture is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Circus and Eldorado Joint Venture (doing business as Silver Legacy Resort Casino) and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, on December 31, 2007, the Joint Venture adopted the provisions of Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 31, 2008

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2007 and 2006

(In thousands)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,501	$47,179
Accounts receivable, net	5,267	6,007
Inventories	2,220	2,131
Prepaid expenses and other	3,092	3,346

Total current assets	63,080	58,663
PROPERTY AND EQUIPMENT, NET	256,212	255,769
OTHER ASSETS, NET	8,524	8,897

Total Assets	$327,816	$323,329

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,745	$6,694
Accrued interest	5,413	5,413
Accrued and other liabilities	10,033	10,752

Total current liabilities	23,191	22,859
LONG-TERM DEBT	159,741	159,679
OTHER LONG-TERM LIABILITIES	6,134	5,195

Total liabilities	189,066	187,733

COMMITMENTS AND CONTINGENCIES (Note 10)
PARTNERS’ EQUITY	138,750	135,596

Total Liabilities and Partners’ Equity	$327,816	$323,329

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
OPERATING REVENUES:
Casino	$85,615	$87,211	$83,191
Rooms	45,036	41,334	37,176
Food and beverage	38,177	36,185	35,238
Other	8,815	8,559	8,827

	177,643	173,289	164,432
Less: promotional allowances	(15,663)	(14,092)	(15,122)

Net operating revenues	161,980	159,197	149,310

OPERATING EXPENSES:
Casino	43,568	43,573	43,695
Rooms	13,182	12,604	11,810
Food and beverage	27,346	25,684	24,255
Other	6,235	6,593	7,077
Selling, general and administrative	34,381	32,901	30,933
Depreciation	13,782	12,656	11,754
Loss on disposition of assets	102	53	4

Total operating expenses	138,596	134,064	129,528

OPERATING INCOME	23,384	25,133	19,782

OTHER (INCOME) EXPENSE:
Interest expense	16,952	16,987	16,862
Interest income	(1,711)	(834)	(355)
Other, net	(353)	(342)	(103)

Total other expense	14,888	15,811	16,404

NET INCOME	$8,496	$9,322	$3,378

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2005	$58,894	$68,894	$127,788
Net income	1,689	1,689	3,378
Partners’ distributions	(769)	(769)	(1,538)

Balance, December 31, 2005	59,814	69,814	129,628
Comprehensive income:
Net income	4,661	4,661	9,322
Other comprehensive income minimum pension liability adjustment	(61)	(61)	(122)

Total comprehensive income	4,600	4,600	9,200
Partners’ distributions	(1,616)	(1,616)	(3,232)

Balance, December 31, 2006	62,798	72,798	135,596

Comprehensive income:
Net income	4,248	4,248	8,496
Other comprehensive income minimum pension liability adjustment	(408)	(408)	(816)

Total comprehensive income	3,840	3,840	7,680
Partners’ distributions	(2,263)	(2,263)	(4,526)

BALANCE, December 31, 2007	$64,375	$74,375	$138,750

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,496	$9,322	$3,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,468	13,378	12,476
Loss on disposition of assets	102	53	4
Increase in accrued pension cost	1,027	840	915
Provision for doubtful accounts	567	371	452
Increase in cash value of insurance policies in excess of premiums paid	(353)	(342)	(103)
Changes in assets and liabilities:
Accounts receivable	173	(337)	(1,961)
Inventories	(89)	(74)	54
Prepaid expenses and other	254	803	(245)
Accounts payable	(2,225)	189	2,169
Accrued interest	—	—	13
Accrued and other liabilities	(719)	1,746	(35)

Net cash provided by operating activities	21,701	25,949	17,117

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	118	154	68
Increase in other assets	(821)	(792)	(708)
Purchase of property and equipment	(11,137)	(10,042)	(10,036)

Net cash used in investing activities	(11,840)	(10,680)	(10,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(13)	—	—
Distributions to partners	(4,526)	(3,232)	(1,538)

Net cash used in financing activities	(4,539)	(3,232)	(1,538)

CASH AND CASH EQUIVALENTS:
Net increase for the year	5,322	12,037	4,903
Balance, beginning of year	47,179	35,142	30,239

Balance, end of year	$52,501	$47,179	$35,142

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$16,266	$16,266	$16,253

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Increase in payables for purchase of property and equipment	$3,276	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Basis of Presentation

Principles of Consolidation/Operations

Effective March 1, 1994, Eldorado Limited Liability Company (a Nevada limited liability company owned and controlled by Eldorado Resorts, LLC) (“ELLC”) and Galleon, Inc. (a Nevada corporation owned and controlled by MGM MIRAGE and previously owned and controlled by Mandalay Resort Group (“Mandalay”) (“Galleon” and, collectively with ELLC, the “Partners”), entered into a joint venture agreement to establish Circus and Eldorado Joint Venture (the “Partnership”), a Nevada general partnership. The Partnership owns and operates a casino and hotel located in Reno, Nevada (“Silver Legacy”), which began operations on July 28, 1995. ELLC contributed land to the Partnership with a fair value of $25,000,000 and cash of $26,900,000 for a total equity investment of $51,900,000. Galleon contributed cash to the Partnership of $51,900,000 to comprise their total equity investment. Each partner has a 50% interest in the Partnership.

On April 25, 2005, a wholly owned subsidiary of MGM MIRAGE was merged with and into Mandalay as a result of which Mandalay became a wholly owned subsidiary of MGM MIRAGE. With the consummation of the merger, MGM MIRAGE acquired Mandalay’s ownership of Galleon, Inc.

The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiary, Silver Legacy Capital Corp. (“Capital”). Capital was established solely for the purpose of serving as a co-issuer of $160,000,000 principal amount of 10 1/8% mortgage notes due 2012 issued by the Partnership and Capital and, as such, Capital does not have any operations, assets, or revenues. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Those principles require the Partnership’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Outstanding Chips and Tokens

The Partnership recognizes the impact on gaming revenues on an annual basis to reflect an estimate of the change in the value of outstanding chips and tokens that are not expected to be redeemed. This estimate is determined by measuring the difference between the total value of chips and tokens placed in service less the value of chips and tokens in the inventory of chips and tokens under our control. This measurement is performed on an annual basis utilizing methodology in which a consistent formula is applied to estimate the percentage value of chips and tokens not in custody that are not expected to be redeemed. In addition to the formula, certain judgments are made with regard to various denominations and souvenir chips and tokens.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, as well as investments purchased with maturities of three months or less at the date of acquisition.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of casino accounts receivable. The Partnership issues markers to approved casino customers following background checks and investigations of creditworthiness. Trade receivables, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Partnership’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2007, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

Inventories

Inventories consist of food and beverage, retail merchandise and operating supplies, and are stated at the lower of cost or market. Cost is determined primarily by the average cost method for food and beverage and supplies and the retail inventory or specific identification methods for retail merchandise.

Property and Equipment

Property and equipment and other long-lived assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset as follows:

Estimated Service Life
(Years)
Building and other improvements	15-45
Furniture, fixtures, and equipment	3-15

Costs of major improvements are capitalized, while costs of normal repairs and maintenance are expensed as incurred. Gains or losses on dispositions of property and equipment are included in the determination of operating income.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” an estimate of undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether an impairment exists. If it is determined that the asset is impaired based on expected future cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized. As of December 31, 2007, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

Capitalization of Interest

The Partnership’s policy is to capitalize interest on funds disbursed during the active construction and development phases of its facilities and other major projects. When no debt is specifically identified as being incurred in connection with such construction projects, the Partnership capitalizes interest on amounts expended on the project at our weighted average cost of borrowings. The Partnership capitalized interest related to its room renovation project totaling $126,000 for the year ended December 31, 2005. There was no interest capitalized in 2007 or 2006.

Revenue Recognition and Promotional Allowances

In accordance with industry practice, the Partnership recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. Hotel, food and beverage, and other operating revenues are recognized as services are performed. Advance deposits on rooms and advance ticket sales are recorded as accrued liabilities until services are provided to the customer. Gaming revenues are recognized net of certain cash sales incentives. The retail value of food, beverage, rooms and other services furnished to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. The retail value of complimentaries included in promotional allowances is as follows (in thousands):

	Years ended December 31,
	2007	2006	2005
Food and beverage	$9,404	$8,550	$9,026
Rooms	3,921	3,658	4,224
Other	2,338	1,884	1,872

	$15,663	$14,092	$15,122

The estimated costs of providing such promotional allowances are included in casino expenses and consist of the following (in thousands):

	Years ended December 31,
	2007	2006	2005
Food and beverage	$6,457	$5,724	$6,106
Rooms	1,087	1,023	1,272
Other	1,801	1,513	1,561

	$9,345	$8,260	$8,939

Advertising

Advertising costs are expensed in the period the advertising initially takes place. Advertising costs included in selling, general and administrative expenses were $6,977,000, $6,187,000 and $6,054,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Federal Income Taxes

The Partnership is not subject to income taxes; therefore, no provision for income taxes has been made, as the Partners include their respective share of the Partnership income in their income tax returns. The Partnership Agreement provides for the Partnership to make distributions to the Partners in an amount equal to the maximum marginal federal income tax rate applicable to any Partner multiplied by the income of the Partnership for the applicable period (see Note 11).

The reported amounts of the Partnership’s assets and liabilities exceeded the net tax basis by $40,786,500 and $39,764,900, at December 31, 2007 and 2006, respectively.

Fair Value of Financial Instruments

Except for the Partnership’s 10 1/8% mortgage notes, management is of the opinion that the fair value of all of its financial instruments are not materially different from their carrying values. The approximate fair value of the Partnership’s 10 1/8% mortgage notes, based on quoted market prices, was approximately $165,600,000 at December 31, 2007. The carrying value of the Partnership’s 10 1/8% mortgage notes at December 31, 2007 was $160,000,000.

Other Comprehensive Income

Other comprehensive income consists of revenues, expenses, gains and losses which do not affect net income under accounting principles generally accepted in the United States of America. Other comprehensive income for the years ended December 31, 2007 and 2006 includes an adjustment to the minimum pension liability and was computed as follows (in thousands):

	2007	2006	2005
Net income	$8,496	$9,322	$3,378
Minimum pension liability adjustment	(816)	(122)	—

Comprehensive income	$7,680	$9,200	$3,378

The reconciliation of accumulated other comprehensive loss as of December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Accumulated other comprehensive loss, beginning of year	$122	$—
Minimum pension liability adjustment	816	122

Accumulated other comprehensive loss, end of year	$938	$122

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 required the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. Adoption of FASB 158 was required effective for the Partnership’s fiscal year ending December 31, 2007. See Note 9 for additional information disclosed in accordance with SFAS 158 as it relates to the Partnership’s Supplemental Executive Retirement Plan and the incremental impact on the Partnership’s Consolidated Financial Statements.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements–An Amendment of Accounting Research Bulletin No. 51,” the provisions of which are effective for periods beginning after December 15, 2008. This statement requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity. Additionally, transactions between an entity and noncontrolling interests are required to be treated as equity transactions. We are currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits the measure of certain financial instruments and certain other items at fair value and establishes presentation and disclosure requirements to help financial statement users to understand these measurements and their impact on earnings. This statement is effective for the Partnership beginning January 1, 2008. We are currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB deferred the adoption of SFAS 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS 142 and long-lived assets measured at fair value for impairment assessments under SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of this statement will have on our consolidated financial statements.

Reclassifications

The consolidated financial statements for prior years reflect certain reclassifications, which have no effect on previously reported net income, to conform to the current year presentation.

Note 2. Accounts Receivable

Accounts receivable, net at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Casino receivables	$3,018	$2,639
Hotel receivables	3,193	3,871
Other receivables	423	276

	6,634	6,786
Less: allowance for doubtful accounts	(1,367)	(779)

Accounts receivable, net	$5,267	$6,007

The provision for bad debt expense for the years ended December 31, 2007, 2006 and 2005, was $567,000, $371,000 and $452,000 respectively.

Note 3. Property and Equipment

Property and equipment at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Land and improvements	$28,405	$28,405
Building and other leasehold improvements	269,169	271,229
Furniture, fixtures, and equipment	101,611	90,980

	399,185	390,614
Less: accumulated depreciation	(142,973)	(134,845)

Property and equipment, net	$256,212	$255,769

Substantially all property and equipment of the Partnership collateralize its long-term debt (see Note 6).

Note 4. Other Assets

Other assets, net at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
China, glassware and silverware	$210	$206
Debt issuance costs, net	2,523	3,134
Intangible asset related to SERP	—	905
Cash surrender value of life insurance policies	5,736	4,588
Other	55	64

	$8,524	$8,897

The initial inventory of china, glassware and silverware has been amortized to 50% of cost with the balance kept as base stock. Additional purchases of china, glassware and silverware are placed into inventory and expensed as used.

The Partnership incurred costs in connection with its issuance of mortgage notes and in connection with its bank credit facility (see Note 6). Debt issuance costs are capitalized when incurred and amortized to interest expense based on the related debt maturities using the straight-line method, which approximates the effective interest method. At December 31, 2007, the unamortized balance related to the Partnership’s bank credit facility was $3,200 and is amortized over the remaining term of the facility through March 31, 2008. Included in other assets at December 31, 2007 was $2,520,100 in costs related to the completed offering of mortgage notes. The amortization of debt issuance costs included in interest expense was $685,800 for the year ended December 31, 2007 and $722,000 for the years ended December 31, 2006 and 2005.

The Partnership accounts for its Supplemental Executive Retirement Plan (“SERP”) according to SFAS No. 158, “Employers’ Accounting for Pensions” (“SFAS 158”), which was adopted in 2007, and SFAS No. 132R, “Employers’ Disclosures about Pension and Other Postretirement Benefits” (see Note 9). Prior to 2007, the Partnership accounted for its SERP according to SFAS No. 87. Since the accumulated benefit obligation, which is the present value of benefits to be paid based on services provided and existing compensation levels, exceeded the fair value of plan assets, SFAS 87 required the recognition of a liability (including unfunded accrued pension cost) that was at least equal to the unfunded accumulated benefit obligation. An intangible asset of $905,000 at December 31, 2006 was established for the difference between such liability and the unfunded accrued pension cost.

Note 5. Accrued and Other Liabilities

Accrued and other liabilities at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Accrued payroll and related expenses	$1,631	$2,470
Accrued vacation	1,711	1,660
Accrued group insurance	547	724
Unclaimed chips and tokens	419	418
Accrued taxes	1,266	1,325
Advance room deposits	813	722
Progressive slot liability	1,509	1,606
Players’ club liability	903	809
Other	1,234	1,018

	$10,033	$10,752

Note 6. Long-Term Debt

Long-term debt at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
10 1/8% Mortgage Notes due 2012 (net of unamortized discounts of $259 and $321)	$159,741	$159,679
Less current portion	—	—

	$159,741	$159,679

Scheduled maturities of long-term debt are as follows at December 31, 2007 (in thousands):

2008	$—
2009	—
2010	—
2011	—
2012	159,741

$159,741

On March 5, 2002, the Partnership and Capital (collectively, the “Issuers”) co-issued $160,000,000 principal amount of senior secured mortgage notes due 2012 (“Notes”). Concurrent with issuing the Notes, the Partnership entered into a new senior secured credit facility (the “Credit Facility”) for $40,000,000. The proceeds from the Notes, together with $26,000,000 in borrowings under the Credit Facility, were used to repay $150,200,000 representing all of the indebtedness outstanding under a prior bank credit facility and to fund $30,000,000 of distributions to the Partners. In addition, the remaining proceeds along with operating cash flows were used to pay $6,300,000 in related fees and expenses of the transactions. These fees were capitalized and are included in other assets (see Note 4).

The Notes are senior secured obligations which rank equally with all of the Partnership’s outstanding senior debt and senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets, which is junior to a security interest in such assets securing the Partnership’s obligations on the Credit Facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. Each of the Partners executed a pledge of all of its partnership interests in the Partnership to secure the Notes, which is junior to a pledge of such partnership interests to secure the Partnership’s obligations on the Credit Facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002.

The Credit Facility originally provided for a $20,000,000 senior secured revolving credit facility and a $20,000,000 five-year term loan facility, each of which provided for the payment of interest at floating rates based on LIBOR plus a spread. The commitment under the term loan facility originally provided for periodic reductions with the remaining balance due March 31, 2007.

The Notes and Credit Facility contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions. On November 4, 2003, the Partnership, U.S. Bank, N.A. and Bank of America, N.A., executed an amendment to the Credit Facility which reduced the revolving facility to $10,000,000 and revised certain covenant ratios with retroactive effect to September 30, 2003. On June 15, 2005, the parties executed a further amendment to the Credit Facility to provide a conditional waiver of the facility’s financial covenants in respect of the quarter ended June 30, 2005, and each subsequent quarter through and including December 31, 2005, provided that no additional credit is extended under the Credit Facility during the quarter for which the waiver is relied upon. In addition, as a condition precedent to any draw on the Credit Facility subsequent to June 15, 2005, the Partnership must be in compliance with the Credit Facility’s financial covenants as to the then most recent fiscal quarter in respect of which the Partnership is required to deliver financial statements pursuant to section 6.1 of the Credit Facility.

On March 2, 2006, the Partnership executed a further amendment to the Credit Facility which extended the previously granted waiver for any defaults under the Credit Facility’s financial covenants to cover the fiscal quarter ended March 31, 2006, and each subsequent fiscal quarter through and including December 31, 2006, provided that no additional credit is extended under the Credit Facility during such quarters. The March 2, 2006 amendment also waived for 2005 the covenant in Section 7.8 of the Credit Facility which then limited capital expenditures to $10,000,000 within a calendar year, which the Partnership exceeded for the year ended December 31, 2005. In addition, the amendment raised the capital expenditure limit to $12,500,000 for future calendar years.

On March 28, 2007, an additional amendment was executed to extend the Credit Facility’s original maturity date of March 31, 2007 for an additional year to March 31, 2008. This amendment also reduced the minimum ratio of EBITDA to fixed charges to 1.10 to 1.00 and raised the capital expenditure limit to an aggregate of $15,000,000, in any twelve-month period. Furthermore, this amendment revised in its entirety Section 7.16 of the Credit Facility to allow for prepayments of the Notes provided certain conditions precedent are satisfied. Fees totaling $13,000, which were capitalized and are included in other assets, were paid in relation to the transaction. There was no debt outstanding under the Credit Facility at December 31, 2007. As of such date, the Partnership was in compliance with all of the covenants in the Credit Facility and had the ability to borrow on a revolving basis all of the $10,000,000 available under the Credit Facility. As of December 31, 2007, the Partnership also was in compliance with the covenants in the indenture relating to the Notes.

On March 28, 2008, the Partnership and Bank of America, N.A. executed an additional amendment to extend the Credit Facility’s maturity for an additional year to March 30, 2009 and reduce the revolving facility to $1,000,000.

Note 7. Other Long-term Liabilities

Other long-term liabilities at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Accrued SERP liability	$5,196	$4,168
SERP additional minimum liability	938	1,027

	$6,134	$5,195

Note 8. Related Parties

An affiliate of each of our Partners owns and operates a casino attached and adjacent to Silver Legacy. Our Partners may be deemed to be in a conflict of interest position with respect to decisions they make relating to the Partnership as a result of the interests their affiliates have in the Eldorado Hotel & Casino and Circus Circus Hotel & Casino-Reno, respectively.

We believe that all of the transactions mentioned below are on terms at least as favorable to us as would have been obtained from an unrelated party.

Silver Legacy has utilized a King Air aircraft owned by King Air Operations LLC, a wholly owned subsidiary of Recreational Enterprises, Inc. (“REI”), for the purpose of providing air service to select customers. During the years ended December 31, 2007, 2006 and 2005, the Partnership paid $28,100, $38,600 and $22,500, respectively, for such services. Although there is no agreement obligating the Partnership to utilize the plane or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. REI, which owns 55% of ELLC, is owned by various members of the Carano family, including Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s Executive Committee, each of whom owns an approximately 10.1% beneficial interest in REI, and Donald L. Carano, the father of Gary, Glenn and Gene Carano, who owns an approximately 49.5% interest in REI.

Silver Legacy’s marketing and sales departments have utilized a yacht owned by Sierra Adventure Equipment Leasing, Inc. (“Sierra Leasing”) at a flat rate per trip of $3,000 during 2007 and 2006 and $2,500 in 2005 ($2,000 in 2007 and 2006 and $1,250 in 2005 if the trip was shared with our Partner, ELLC) for various promotional events. The payments made by the Partnership to Sierra Leasing for the use of the yacht totaled $61,000, $13,300 and $15,000 during 2007, 2006 and 2005, respectively. Although there is no agreement obligating the Partnership to utilize the yacht or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. Sierra Leasing is owned by Donald L. Carano, the father of Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s executive committee.

Eldorado Resorts LLC owns the skywalk that connects Silver Legacy with the Eldorado Hotel & Casino. The charges from the service provider for the utilities associated with this skywalk are billed to the Partnership together with the charges for the utilities associated with Silver Legacy. Such charges are paid to the service provider by the Partnership, and the Partnership is reimbursed by Eldorado Resorts LLC for the portion of the charges allocable to the utilities provided to the skywalk. The charges for the utilities provided to the skywalk during the years ended December 31, 2007, 2006, and 2005 were $77,200, $88,500 and $80,400, respectively.

Since 1998, the Partnership has purchased from Eldorado Resorts LLC homemade pasta and other products for use in the restaurants at Silver Legacy and it is anticipated that the Partnership will continue to make similar purchases in the future. For purchases of these products during the years ended December 31, 2007, 2006 and 2005, which are billed to the Partnership at cost plus associated labor, the Partnership paid Eldorado Resorts LLC $42,800, $48,100 and $56,700, respectively.

Beginning in October 2005, the Partnership began providing on-site laundry services for Eldorado Resorts LLC related to the cleaning of certain types of linens. Although there is no agreement obligating Eldorado Resorts LLC to utilize this service, it is anticipated that the Partnership will continue to provide these laundry services in the future. The Partnership charges Eldorado Resorts LLC for labor and laundry supplies on a per unit basis which totaled $53,100, $51,000 and $6,000 during the years ended December 31, 2007, 2006 and 2005, respectively. We believe the terms of which the Partnership provided these services were at least as favorable to it as those that would have been obtained in comparable transactions with an unaffiliated third party.

In April 2001, the Partnership began utilizing 235 spaces in the parking garage at Circus Circus Hotel and Casino-Reno. The spaces are utilized to provide parking for employees of Silver Legacy. In consideration for its use of the spaces, the Partnership pays Circus Circus Hotel and Casino-Reno rent in the amount of $5,000 per month. Although there is no agreement obligating the Partnership to continue utilizing the spaces or entitling it to do so, it is anticipated that the Partnership will continue this agreement for the foreseeable future.

Note 9. Employee Retirement Plans

The Partnership instituted a defined contribution 401(k) plan in September 1995 which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 25 percent of the first six percent of each participating employee’s compensation. Plan participants can elect to defer before tax compensation through payroll deductions. Those deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Partnership’s matching contributions were $281,700, $251,300 and $239,000, respectively, for the years ended December 31, 2007, 2006 and 2005.

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. The obligation is being funded through life insurance contracts on the participants and related cash surrender value. The Partnership’s periodic pension costs were $1,059,000, $868,000 and $926,000, respectively, for the years ended December 31, 2007, 2006 and 2005.

The following information summarizes activity in the SERP for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Changes in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$5,938	$4,618
Service cost	426	372
Interest cost	339	269
Actuarial gain/(losses)	(538)	707
Benefits paid	(31)	(28)

Projected benefit obligation at end of year	$6,134	$5,938

Fair Value of Plan Assets(1)	$—	$—

	2007	2006
Reconciliation of Funded Status:
Funded status	$(6,134)	$(5,938)
Unrecognized actuarial loss	259	865
Unrecognized prior service cost	679	905

Net amount recognized	$(5,196)	$(4,168)

Amounts Recognized on the Consolidated Balance Sheet:
Accrued net pension cost	$(5,196)	$(4,168)
Additional minimum liability	(938)	(1,027)
Intangible asset	—	905
Accumulated other comprehensive loss	938	122

Net amount recognized	$(5,196)	$(4,168)

Weighted Average Assumptions:
Discount rate used to determine benefit obligations	5.85%	5.85%
Discount rate used to determine net periodic benefit cost	5.85%	5.85%
Expected long-term return on plan assets	N/A	N/A
Rate of compensation increase	3.50%	3.50%

The components of net periodic pension cost were as follows for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Components of Net Pension Cost:
Current period service cost	$426	$372	$438
Interest cost	339	269	261
Amortization of prior service cost	294	227	227

Net expense	$1,059	$868	$926

The application of SFAS 158 had the following effect on the individual items in the Consolidated Balance Sheets at December 31, 2007. There was no effect on the Consolidated Statement of Income for year ended December 31, 2007.

	Before SFAS 158 Adjustment	SFAS 158 Adjustment	After Application of SFAS 158
Intangible asset related the SERP	$292	$(292)	$—
Other assets	8,816	(292)	8,524
Total assets	328,108	(292)	327,816
Other long-term liabilities	5,488	646	6,134
Total liabilities	188,420	646	189,066
Accumulated other comprehensive loss	—	(938)	(938)
Partners’ equity	139,688	(938)	138,750
Total liabilities and partners’ equity	328,108	(292)	327,816

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid over the next ten years:

(in thousands)
2008	$99
2009	107
2010	107
2011	287
2012	447
2013-2017	3,173

(1)	While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values totaling $5,736,300 and $4,588,100 at December 31, 2007 and 2006, respectively. The life insurance contracts had a face value of $10,950,000 at December 31, 2007 and 2006.

Note 10. Commitments and Contingencies

Letters of Credit

The Credit Facility does not allow for the issuance of letters of credit beyond the revolving portion of the Credit Facility of which none was outstanding as of December 31, 2007.

Operating Leases

The Partnership leases land and equipment under operating leases. Future minimum payments under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2007 (in thousands):

2008	$173
2009	155
2010	103
2011	4
2012	—

$435

Total rental expense under operating leases was $444,800, $206,000 and $148,000 for the years ended December 31, 2007, 2006 and 2005, respectively, which include rental payments associated with cancellable operating leases with terms less than one year.

Litigation

The Partnership is party to various litigation arising in the normal course of business. Management is of the opinion that the ultimate resolution of these matters will not have a material effect on the financial position or the results of operations of the Partnership.

Note 11. Partnership Agreement

Under the Partnership’s original partnership agreement, as long as ELLC had the right to select the General Manager of the Silver Legacy, Galleon was entitled annually on a non-cumulative basis, commencing with the eight-month period ending December 31, 1997 and for each subsequent 12-month period, to a priority allocation of the Partnership’s operating income (the “Priority Allocation”) in an amount equal to approximately 11.54% of the average of the “Adjusted Initial Investment” (as defined) for the period. If, after deducting equal shares of interest expense, a Partner’s share of the priority allocation is less than zero, additional operating income is allocated to that Partner to bring their allocation to zero. For purposes of determining the amount of the Priority Allocation for any period, the term “Adjusted Initial Investment” means $290,000,000 (the “Initial Investment”) as adjusted at the end of the year by subtracting (i) the depreciation on the Initial Investment taken in such year in accordance with the depreciation schedule agreed to by the Partners and (ii) the principal payments which would have been made in repayment of the original bank financing utilized for the development, construction and completion of the Silver Legacy.

As a result of the Priority Allocation, each of the Partners received 50% of the operating income through April 30, 1997 and Galleon received 100% of operating income for the remaining eight months ending December 31, 1997 and for the twelve months ending December 31, 1998. The total allocations to the two Partners for the years ended December 31, 2001 and 2000, were $10,560,000 and $11,935,000 to ELLC and $10,560,000 and $9,835,000 to Galleon, respectively. The allocation to ELLC for the year ended December 31, 2000 included $1,050,000 to adjust for an excess allocation in the same amount to Galleon for the year ended December 31, 1999.

Concurrent with the issuance of the Notes on March 5, 2002, the Partnership’s original partnership agreement was amended and restated in its entirety and was further amended in April 2002 (the “New Partnership Agreement”). The New Partnership Agreement provides for, among other items, profits and losses to be allocated to the Partners in proportion to their percentage interests, separate capital accounts to be maintained for each Partner, provisions for management of the Partnership and payment of distributions and bankruptcy and/or dissolution of the Partnership. The April 2002 amendments were principally (i) to provide equal voting rights for ELLC and Galleon with respect to approval of the partnership’s annual business plan and the appointment and compensation of the general manager, and (ii) to give each Partner the right to terminate the general manager. In conjunction with issuance of the Notes, a $2,100,000 distribution was paid to Galleon representing the remaining Priority Allocation payment to MRG pursuant to the Partnership’s original partnership agreement and a special distribution was paid to ELLC and Galleon of $10,000,000 and $20,000,000, respectively.

Total distributions for the year ended December 31, 2007 totaled $4,526,000 and included a distribution of $2,263,000 each to ELLC and Galleon representing fiscal 2007 tax distributions. Total distributions for the year ended December 31, 2006 totaled $3,232,000 and included a distribution of $1,616,000 each to ELLC and Galleon representing fiscal 2006 tax distributions. Total distributions for the year ended December 31, 2005 totaled $1,538,000 and included a distribution of $769,000 each to ELLC and Galleon representing fiscal 2005 tax distributions.

A special distribution totaling $10,000,000, which included a distribution of $5,000,000 each to ELLC and Galleon, was approved by the Partnership’s executive committee and paid by the Partnership in March 2008.

EXHIBIT INDEX

The following exhibits are filed with, or incorporated by reference in, this report.

Exhibit No.	Description
2.1	Subscription Agreement for Class A Unit dated May 31, 2007 (Incorporated by reference to Exhibit No. 2.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

2.2	Subscription Agreement for Class B Units dated May 31, 2007 (Incorporated by reference to Exhibit No. 2.2 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

3.1	Articles of Organization of NGA HoldCo LLC, dated as of January 4, 2007 (Incorporated by reference to Exhibit No. 3.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

3.2	Amended and Restated Operating Agreement of NGA HoldCo LLC (Incorporated by reference to Exhibit No. 3.2 to Amendment No. 1 to the Company’s registration statement on Form 10-SB filed with the SEC on August 31, 2007 – SEC File No. 000-52734)

4.1	Amended and Restated Operating Agreement of Eldorado Resorts, LLC dated as of December 14, 2007

10.1	Amended and Restated Purchase Agreement dated as of July 20, 2007 by and among Eldorado Resorts LLC, AcquisitionCo LLC and Donald L. Carano (Incorporated by reference to Exhibit No. 10.1 to Amendment No. 1 to the Company’s registration statement on Form 10-SB filed with the SEC on August 31, 2007 – SEC File No. 000-52734)

10.2	Put-Call Agreement dated as of December 14, 2007

10.3	Registration Rights Agreement dated as of December 14, 2007

10.4	Indenture dated April 20, 2004, between Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Resorts’ Form 10-Q for the quarterly period ended March 31, 2004 SEC - File No. 333-11811)

10.5	Supplemental Indenture, dated August 11, 2005, by and among Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.38 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.6	Second Supplemental Indenture, dated November 21, 2006, by and among Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.39 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.7	Supplemental Indenture, dated as of November 20, 2007

10.8	Environmental Indemnity, entered into as of March 5, 2002 (Incorporated by reference to Exhibit 10.10.6 to Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.9	Loan and Aircraft Security Agreement dated as of December 30, 2005 among Eldorado Resorts LLC and Banc of America Leasing & Capital (Incorporated by reference to Exhibit No. 10.8 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.10	Third Amended and Restated Loan Agreement dated as of February 28, 2006 among Eldorado Resorts LLC and Bank of America, N.A. (formerly Bank of America National Trust and Savings Association), as Issuing Bank and Administrative Agent. (Incorporated by reference to Exhibit No. 10.9 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.11	Amendment No. 1 to Third Amended and Restated Loan Agreement

10.12	Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 3.3 to the Form S-4 Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. – SEC File No. 333-87202)

10.13	Management Agreement dated as of June 28, 1996 by and between Eldorado Resorts LLC, Recreational Enterprises, Inc. and Hotel-Casino Management, Inc. (Incorporated by reference to Exhibit 10.3 to the Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.14	Lease dated July 21, 1972 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.1 to the Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.15	Addendum to Lease dated March 20, 1973 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.2 to Resorts’ and Eldorado Capital Corp.’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.16	Amendment to Lease dated January 1, 1978 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.3 to Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.17	Amendment to Lease dated January 31, 1985 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.4 to Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.18	Third Amendment to Lease dated December 24, 1987 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.5 to Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.19	Second Amended and Restated Credit Agreement, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, the banks referred to therein and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.2 to Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.20	Guaranty dated as of March 5, 2002, made by Silver Legacy Capital Corp., in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.3 to Resorts’ Form 10-K for the year ended December 31, 2001 SEC File No. 333-11811)

10.21	Second Amended and Restated Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.4 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.22	Guarantor Security Agreement, dated as of March 5, 2002, by and between Silver Legacy Capital Corp. and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.5 to Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.23	Second Amended and Restated Deed of Trust, dated as of February 26, 2002, but effective March 5, 2002, by and among Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.6 to Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.24	Second Amended and Restated Assignment of Rent and Revenues entered into as of February 26, 2002, but effective as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.7 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.25	Second Amended and Restated Collateral Account Agreement, dated March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.8 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.26	Intercreditor Agreement, dated as of March 5, 2002, by and among Bank of America, N.A., as administrative agent, The Bank of New York, as trustee, Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 10.9.9 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.27	Indenture, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.1 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.28	Deed of Trust, dated as of February 26, 2002, by Circus and Eldorado Joint Venture, to First American Title Company of Nevada for the benefit of the Bank of New York. (Incorporated by reference to Exhibit 10.10.2 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.29	Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Silver Legacy Corp. for the benefit of The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.3 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.30	Assignment of Rent and Revenues entered into as of February 26, 2002, by and between Circus and Eldorado Joint Venture and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.4 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.31	Collateral Account Agreement, dated as of March 5, 2002, by and among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.5 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.32	Amendment No. 1 to Second Amended and Restated Credit Agreement dated November 4, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to Circus and Eldorado Joint Venture’s Quarterly Report on Form 10-Q for the period ended September 30, 2003–Commission File No. 333-87202)

10.33	Modification of Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rights dated November 3, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to Circus and Eldorado Joint Venture’s Quarterly Report on Form 10-Q for the period ended September 30, 2003–Commission File No. 333-87202)

10.34	Amendment No. 2 to Second Amended and Restated Credit Agreement dated June 15, 2005 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to Circus and Eldorado Joint Venture’s Current Report on Form 8-K filed June 20, 2005–Commission File No. 333-87202)

10.35	Amendment No. 3 to Second Amended and Restated Credit Agreement dated March 2, 2006 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to Circus and Eldorado Joint Venture’s Current Report on Form 8-K filed March 8, 2006–Commission File No. 333-87202)

10.36	UCC Financing Statement Amendments (Incorporated by reference to Exhibit 4.15 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

10.37	Amendment No. 4 to Second Amended and Restated Credit Agreement as of March 28, 2007 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.11 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

10.38	Modification of Second Amended and Restated Assignment of Rents and Revenues between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.12 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

10.39	Second Modification of Second Amended and Restated Construction Deed of Trust between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.13 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

10.40	Fifth Amended and Restated Partnership Agreement of Eldorado Casino Shreveport Joint Venture, dated as of July 22, 2005. (Incorporated by reference to Exhibit No. 10.40 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.41	Amendment No. 1, dated as of November 29, 2007, to the Fifth Amended and Restated Joint Venture Agreement of Eldorado Casino Shreveport Joint Venture

10.42	Management Agreement, dated as of July 22, 2005, by and between Eldorado Casino Shreveport Joint Venture and Eldorado Resorts, LLC. (Incorporated by reference to Exhibit No. 10.41 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.43	Amended and Restated Indenture, dated as of July 21, 2005, by and among Eldorado Casino Shreveport Joint Venture, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.42 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.44	Supplemental Indenture, dated as of November 15, 2007

10.45	Amended and Restated Security Agreement, dated as of July 21, 2005, by Eldorado Casino Shreveport Joint Venture to U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.43 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.46	Amended and Restated Security Agreement, dated as of July 21, 2005, by Shreveport Capital Corporation to U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.44 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.47	Amended and Restated Mortgage, Leasehold Mortgage, and Assignment of Rents and Leases, dated as of July 21, 2005, by the Company. (Incorporated by reference to Exhibit No. 10.45 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.48	First Amendment to and Restatement of First Preferred Ship Mortgage, dated as of July 21, 2005, by Eldorado Casino Shreveport Joint Venture in favor of U.S. Bank National Association (amending 1999 ship mortgage). (Incorporated by reference to Exhibit No. 10.46 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.49	First Amendment to and Restatement of First Preferred Ship Mortgage, dated as of July 21, 2005, by Eldorado Casino Shreveport Joint Venture in favor of U.S. Bank National Association (amending 2001 ship mortgage). (Incorporated by reference to Exhibit No. 10.47 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.50	Membership Interest Pledge Agreement, dated as of July 22, 2005, by Eldorado Resorts, LLC in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.48 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.51	Partnership Interest Pledge Agreement, dated as of July 22, 2005, by Eldorado Shreveport #1, LLC in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.49 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.52	Partnership Interest Pledge Agreement, dated as of July 22, 2005, by Eldorado Shreveport #2, LLC in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.50 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.53	Reaffirmation of Partnership Undertakings, dated as of July 22, 2005, by Eldorado Shreveport #1, LLC, Eldorado Shreveport #2, LLC and Shreveport Gaming Holdings, Inc., a Delaware corporation, in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.51 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.54	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated February 28, 2006 by Eldorado Resorts LLC in favor of First American Title Company of Nevada, as trustee for the benefit of Bank of America, N.A. (Incorporated by reference to Exhibit No. 10.52 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.55	Third Amended and Restated Security Agreement dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.53 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.56	Second Amended and Restated Security Agreement dated February 28, 2006 by Eldorado Capital Corp. in favor of Bank of America, N.A. as Administrative Agent (Incorporated by reference to Exhibit No. 10.54 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.57	Third Amended and Restated Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated February 28, 2006 by Eldorado Resorts LLC and C.S.&Y. Associates in favor of First American Title Company of Nevada as trustee for the benefit of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.55 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.58	Second Amended and Restated Assignment of Rents and Revenues dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.56 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.59	Second Amended and Restated Assignment of Subleases and Rents dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.57 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.60	Second Amended and Restated Assignment of Equipment Leases dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.58 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.61	Second Amended and Restated Guaranty dated February 28, 2006 by Eldorado Capital Corp. in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.59 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.62	Amendment No. 2 to Third Amended and Restated Loan Agreement

10.63	Securities Purchase Agreement, dated as of March 31, 2008, among Aztar Riverboat Holding Company, LLC, Aztar Indiana Gaming Company, LLC and Resorts Indiana, LLC and Eldorado Resorts, LLC (Incorporated by reference to Exhibit 2.1 to the Form 8-K, dated March 31, 2008, of Tropicana Entertainment, LLC, Tropicana Finance Corp., CP Laughlin Realty, LLC, Columbia Properties Videsburg, LLC and JMBC Casino LLC – SEC File No. 333-144239)

14.1	Code of Ethics of NGA HoldCo, LLC

21.1	Subsidiaries of NGA HoldCo LLC (Incorporated by reference to Exhibit No. 21.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

31.1	Certification of Thomas R. Reeg

31.2	Certification of Roger A. May

32.1	Certification of Thomas R. Reeg pursuant to 18 U.S.C. Section 1350

32.2	Certification of Roger A. May pursuant to 18 U.S.C Section 1350