Form 10-Q
period 2008-03-31
NGA Holdco, LLC
filed 2008-05-15
CIK 1405621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period              to

Commission File No. 0-52734

NGA HOLDCO, LLC

(Exact name of registrant as specified in its charter)

Nevada	20-8349236
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22 Waterway Avenue, Suite 150

The Woodlands, TX 77380

(Address of principal executive offices)

Telephone: (713) 559-7400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

FORWARD LOOKING STATEMENTS MAY PROVE INACCURATE

Certain statements in this report contain or may contain information that is forward-looking. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including but not limited to the following: the inability of regulated entities and certain managers, officers, key employees and other affiliates of the Company to obtain gaming licenses or permits in jurisdictions where the current or planned business of the Company or an entity in which the Company invests requires such licenses or permits; the limitation, conditioning, revocation or suspension of any such gaming licenses or permits; a finding of unsuitability or denial of licenses or permits by regulatory authorities with respect to any manager, officer, or key employee required to be found suitable; loss or retirement of managers, officers or key employees; increased competition in existing markets or the opening of new gaming jurisdictions (including on Native American lands); the inability to maintain and improve existing gaming facilities; the inability to consummate the planned acquisition of a gaming opportunity; the costs and delays associated with constructing and opening new gaming facilities; the inability to retain key leases; a decline in the public acceptance or popularity of gaming; increases in or new taxes or fees imposed on gaming revenues or gaming devices; significant increases in fuel or transportation prices; adverse economic conditions; and severe or unusual weather in key markets. In addition, any financings consummated by Eldorado Resorts, LLC (“Resorts”), the entity in which the Company holds an equity investment, or its subsidiaries may substantially increase the leverage and other fixed charge obligations of those entities. The level of indebtedness and other fixed charge obligations of Resorts and its subsidiaries could have important consequences, including but not limited to the following: (1) a substantial portion of Resorts’ and its subsidiaries’ cash flow from operations could be dedicated to debt service and other fixed charge obligations and thus not be available for other purposes; (2) Resorts’ and its subsidiaries’ ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited; and (3) Resorts’ and its subsidiaries’ level of indebtedness could limit their flexibility in reacting to changes in the gaming industry, their respective jurisdictions and economic conditions generally. Readers should carefully review this report in its entirety, including but not limited to the Company’s financial statements and the notes thereto. This report should also be read in conjunction with the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

i

NGA HOLDCO, LLC

FORM 10-Q

ii

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

NGA HOLDCO, LLC

UNAUDITED CONDENSED

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Federal tax asset	$183,948	$—

Total current assets	183,948	—
Investment in Resorts	37,811,572	38,256,039
Due from related party	5,183,574	5,183,574

Total Assets	$43,179,094	$43,439,613

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$295,000	$243,318
Federal tax liability	—	222,300

Total current liabilities	295,000	465,618
Due to related party	1,446,107	1,083,927
Deferred federal tax liability	446,097	446,097

Total Liabilities	2,187,204	1,995,642

Members’ Equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	36,322,652	36,322,652
Retained earnings	4,665,432	5,117,513

Total Members’ equity	40,991,890	41,443,971

Total Liabilities & Members’ equity	$43,179,094	$43,439,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Income:
Unrealized gain on marketable securities	$—	$142,670
Interest income	—	951,135
Equity loss on Resorts	(444,467)	—

Total (loss) income	(444,467)	1,093,805

Expenses:
Legal, licensing, and other expenses	178,852	312,363

Net (loss) income before income taxes	(623,319)	781,442
Income tax benefit	171,238	—

Net (loss) income	$(452,081)	$781,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

	Subscribed Class A Unit	Class B Units	Retained Earnings	Total Members’ Equity
December 31, 2007	$3,806	$36,322,652	$5,117,513	$41,443,971
Net Loss	—	—	(452,081)	(452,081)

March 31, 2008	$3,806	$36,322,652	$4,665,432	$40,991,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(452,081)	$781,442
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Unrealized gain on marketable securities	—	(142,670)
Equity loss on Resorts	444,467	—
(Increase) in federal tax asset	(183,948)	—
(Increase) in due from related parties	—	(1,902,268)
Decrease in accrued interest receivable	—	951,133
Increase in accounts payable and accrued liabilities	51,682	—
Increase in due to related parties	362,180	312,363
(Decrease) in federal tax liability	(222,300)	—

Net cash (used in) provided by operating activities:	$—	$—

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities:	$—	$—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash (used in) provided by financing activities:	$—	$—

Net increase (decrease) in cash	$—	$—

Cash at beginning of period	$—	$—

Cash at end of period	$—	$—

NON CASH TRANSACTIONS:
Collection of interest by Newport on behalf of Company; reflected as an increase in related party receivable	$—	$1,902,268
Payment of expenses including tax payment of $235,010 by Newport on behalf of Company; reflected as increase in related party payable	$362,180	$312,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HoldCo, LLC

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

NGA HoldCo, LLC, a Nevada limited liability company (the “Company”), was formed on January 8, 2007 at the direction of Newport Global Opportunities Fund LP (“Newport”), a Delaware limited partnership, for the purpose of holding equity, either directly or indirectly through affiliates, in one or more entities related to the gaming industry. The unaudited condensed consolidated financial statements represent the financial position and results of operations of the Company and its two wholly owned subsidiaries; NGA Blocker, LLC (“Blocker”) and NGA Acquisition Co. LLC (“Acquisition Co”).

On December 14, 2007, the date of the closing of its acquisition of a 17.0359% interest in Eldorado Resorts, LLC, a Nevada Limited Liability Company (“Resorts”), the Company transferred in part to Resorts and in part to Donald L. Carano (“Carano”), respectively, free and clear of any liens, ownership of a total of $38,045,363 original principal amount of First Mortgage Bonds due 2012, co-issued by Eldorado Casino Shreveport Joint Venture (the “Louisiana Partnership”), and Shreveport Capital Corporation, a wholly owned subsidiary of the Louisiana Partnership (the “New Shreveport Notes”), together with 11,000 preferred shares in exchange for a 17.0359% interest in Resorts. In May 2007, Newport contributed 100% of the New Shreveport Notes held by Newport since August 2006 and 11% of the preferred shares held since August 2006 (collectively, the “Eldorado Shreveport Investments”) to the Company. These Eldorado Shreveport Investments were transferred to the Company at the fair value as of the transfer date. The related unaudited condensed consolidated income statements reflect the interest and dividend income earned from the Eldorado Shreveport Investments since August 2006 and gains on these investments recognized by Newport from the date of the Letter of Intent between Resorts and Newport in November 2006 and the date of acquisition of the interest in Resorts on December 14, 2007. Additionally, certain direct expenses incurred by Newport related to the Eldorado Shreveport Investments, are reflected within the unaudited condensed consolidated income statements.

Aside from the interest and dividend income earned on the Eldorado Shreveport Investments and gain on marketable securities, the Company has had no revenue generating business since inception. Its current business plan consists primarily of its holding of its 17.0359% equity interest in Resorts. Resorts owns and operates the Eldorado Hotel and Casino (the “Eldorado-Reno”) located in Reno, Nevada. Through two wholly owned subsidiaries, Resorts also owns all of the partnership interest of the Louisiana Partnership, and operates, pursuant to a management agreement, the Eldorado Shreveport Hotel and Casino in Shreveport, Louisiana (the “Eldorado-Shreveport”), which is owned by the Louisiana Partnership. Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company 96.1858% owned by Resorts, is a 50% joint venture partner in a general partnership that owns and operates the Silver Legacy Resort Casino (“Silver Legacy”), a hotel and casino property adjacent to Eldorado-Reno. Resorts also owns a 21.25% interest in Tamarack Junction, a small casino in South Reno.

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

NGA HoldCo, LLC

Notes to Unaudited Condensed Consolidated Financial Statements—Continued

The Company’s acquisition in December 2007 of a 17.0359% interest in Resorts was pursuant to the terms and conditions of the Purchase Agreement, dated July 20, 2007 (the “Purchase Agreement”). The parties to the Purchase Agreement were Resorts, AcquisitionCo, which is the subsidiary through which the Company acquired its interest in Resorts, and Carano, the presiding member of Resorts’ Board of Managers and the Chief Executive Officer of Resorts from whom a portion of the 17.0359% interest was acquired. The closing of this transaction occurred on December 14, 2007 (“Closing”) after necessary gaming licenses were obtained during the months of September and October 2007 from Nevada and Louisiana, respectively. The Company owns indirectly through its subsidiaries 17.0359% of Resorts and Carano or members of his family own directly or indirectly approximately 51% of Resorts. Carano continues in the roles in the management of Resorts in which he served prior to Closing.

At Closing, the Company, through its subsidiaries, acquired a 17.0359% equity interest in Resorts, including a new 14.47% membership interest acquired directly from Resorts (the “14.47% Interest”) and a previously outstanding 3% membership interest (that, as a result of the issuance of the 14.47% Interest, was reduced to a 2.5659% interest) acquired from Carano (the “2.5659% Interest”). Subject to the closing adjustment described below, in consideration for its equity interest, AcquisitionCo:

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

2. Basis of Presentation and Summary of Significant Accounting Policies

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

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company as of March 31, 2008, and the results of its operations for the three months ended March 31, 2008 and March 31, 2007, and its cash flows for the three months ended March 31, 2008 and three months ended March 31, 2007. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission on April 15, 2008.

Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115.” SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Company’s adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. During the three months ended March 31, 2008, the Company has not elected to use the fair value option permitted under SFAS No. 159.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133,” which enhances required disclosures regarding derivatives and hedging activities. SFAS No. 161 will become effective for us on January 1, 2009 (our first fiscal year beginning after November 15, 2008). We currently do not utilize derivatives and hedging activities; thus, SFAS No. 161 will not have an effect on our consolidated financial statements.

NGA HoldCo, LLC

Notes to Unaudited Condensed Consolidated Financial Statements—Continued

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

NGA HoldCo, LLC

Notes to Unaudited Condensed Consolidated Financial Statements—Continued

4. Investments in Marketable Securities

In February 2007 and August 2007, Newport received identical interest payments of $1,902,268, totaling $3,804,536, which is reflected in due from related party in the consolidated balance sheet at March 31, 2008 and December 31, 2007, as well as, $1,142,974 of interest received from Resorts and $170,658 of interest received from Donald L. Carano, both representing interest accrued through the date of the closing. Also included in due from related party is a $61,600 preferred dividend received by Newport in October 2007, representing the dividend earned on the 11,000 shares of preferred securities previously owned by the Company. There is no formal agreement between Newport and the Company regarding the settlement of this receivable.

5. Investment in Resorts

In accordance with an amended and restated purchase agreement dated July 20, 2007 (the “Purchase Agreement”), with Eldorado Resorts LLC (“Resorts”) and Donald L. Carano, who is the presiding member of Resorts’ Board of Managers and the Chief Executive Officer of Resorts (“Carano”), the Company transferred to Resorts and Carano, respectively, free and clear of any liens, ownership of $31,133,250 and $6,912,113 original principal amount of New Shreveport Notes, respectively, together with the right to all interest paid with respect thereto after the closing date in exchange for a 14.47% Interest and the 2.5659% Interest in Resorts. The Company also transferred an equity interest of $286,889 related to SGH to Carano. The equity interest in Resorts was recorded at fair value in accordance with the guidance provided in SFAS No. 140 “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities,” (“SFAS No. 140”). Accordingly, the assets received by the Company from the exchange was recorded at fair value based on the quoted market price of the investments given up by the Company. This accounting treatment is consistent with the guidance provided in SFAS No. 140 which indicates that quoted market prices are the best evidence of fair value. It was determined that the quoted market prices of the Company’s investments were more indicative of fair value as compared to the equity value of a privately held company like Resorts. At the date of the transaction, the fair value of the Company’s 17.0359% equity interest exceeded the related percentage of Resorts’ equity book value by approximately $14.8 million, which the Company has preliminarily determined is an intangible asset. This determination is subject to change as the Company finalizes its analysis.

At closing, Resorts paid Newport $1,142,974 in cash, the amount owed to the Company, representing interest on the New Shreveport Notes accrued and unpaid through the date of closing. Carano paid Newport $170,658 in cash, the amount owed to the Company, representing interest on the New Shreveport Notes accrued and unpaid through October 31, 2007. Upon completion of the Resorts transaction, which occurred on December 14, 2007, Carano or members of his family continued to own 51% of Resorts and Carano continued in his roles in the management of Resorts. Also, at closing, pursuant to the terms of the Purchase Agreement, the Company and the then current members of Resorts entered into an amendment and restatement of Resorts’ operating agreement (the “New Operating Agreement”). Resorts’ board of managers is currently composed of four managers, including the Company, Donald L. Carano, Recreational Enterprises, Inc. (“REI”), and Hotel-Casino Management, Inc. (“HCM”). Under the terms of the New Operating Agreement, REI is entitled to designate a fifth member of Resorts’ board of managers but, as of the date hereof, has not done so. Under the terms of the New Operating Agreement, the Company designated Thomas R. Reeg, the Company’s operating manager, as its initial representative for all determinations to be made by the Resorts’ board and REI and HCM designated Gary L. Carano and Raymond J. Poncia, Jr., respectively, to continue as their representatives on the Resorts board. Under the terms of the New Operating Agreement, so long as they remain managers of Resorts, the Company, REI and HCM may change their respective representatives from time to time by notice to Resorts.

NGA HoldCo, LLC

Notes to Unaudited Condensed Consolidated Financial Statements—Continued

Under the terms of the New Operating Agreement, at any time after the occurrence of a “Material Event” (as defined) or at any time after June 14, 2015 (the “Trigger Date”) the Company or its permitted assignee(s) (the “Interest Holder”) will have the right to sell (“Put”) all but not less than all the 14.47% Interest to Resorts and Resorts will have the right to purchase (“Call”) all but not less than all of the 14.47% Interest and the 2.5659% Interest (collectively, the “17.0359% Interest”), at a price equal to the fair market value of the interest being acquired without discounts for minority ownership and lack of marketability, as determined by mutual agreement of the Interest Holder and Resorts or, in the event that after 30 days the Interest Holder and Resorts have not mutually agreed on a purchase price, then at the purchase price determined by the average of two appraisals by nationally recognized appraisers of private companies, provided the two appraisals are within a 5% range of value based upon the lowest of the two appraisals. If the two appraisals are not within the 5% range, the purchase price will be determined by the average of a third mutually acceptable, independent, nationally recognized appraiser of private companies and the next nearest of the first two appraisals unless the third appraisal is at the mid-point of the first two appraisals, in which event the third appraisal will be used to established the fair market value. So long as a Material Event has not occurred, the Interest Holder will have the right to unilaterally extend the Trigger Date for up to two one-year extension periods. Upon exercise of either the Call or the Put, the New Operating Agreement provided that the transaction close within one year of the exercise of the right unless delayed for necessary approvals from applicable gaming authorities.

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

The Company’s investment in Resorts is accounted for using the equity method of accounting. The Company’s allocated loss related to Resorts for the three months ending March 31, 2008 and year ended December 31, 2007 is included as a component of income.

NGA HoldCo, LLC

Notes to Unaudited Condensed Consolidated Financial Statements—Continued

A rollforward of the Company’s equity in Eldorado Resorts LLC is as follows:

Total
Ending balance at December 31, 2007	$38,256,039
Equity loss on Resorts	(444,467)

Ending balance at March 31, 2008	$37,811,572

Summarized balance sheet information for Resorts is as follows (in thousands):

	March 31, 2008	December 31, 2007
Current assets	$38,813	$50,947
Escrow deposit	10,000	—
Investments in Joint Ventures	68,899	76,381
Property and equipment, net	245,508	247,725
Intangible assets, net	21,628	21,725
Other assets, net	2,174	2,185

Total assets	$387,022	$398,963

Current liabilities	$29,622	$31,412
Long-term liabilities	207,315	204,354
13% Preferred Equity Interest	19,289	19,289
Minority Interest	5,986	6,069
Partners’ equity	124,810	137,839

Total liabilities and partners’ equity	$387,022	$398,963

Summarized results of operations for Resorts are as follows (in thousands):

Three months ended March 31, 2008
Net revenues	$69,260
Operating expenses	(64,668)
Loss on sale/disposition of long-lived assets	(225)
Equity in Loss of Unconsolidated Affiliates	(1,908)

Operating income	2,459
Other expense	(5,151)

Loss before minority interest	(2,692)
Minority interest	83

Net (loss)	$(2,609)

Effective March 1, 1994, ELLC (96% owned by Resorts and 4% minority interest collectively owned by Recreational Enterprises, Inc. and Hotel Casino Management) and Galleon, Inc. (a Nevada corporation and now an indirect wholly owned subsidiary of MGM MIRAGE) entered into a joint venture (the “Silver Legacy Joint Venture”) pursuant to a joint venture agreement to develop the Silver Legacy Resort Casino (the “Silver Legacy”). The Silver Legacy consists of a casino and hotel located in Reno, Nevada, which began operations on July 28, 1995 Each partner owns a 50% interest in the Silver Legacy Joint Venture.

NGA HoldCo, LLC

Notes to Unaudited Condensed Consolidated Financial Statements—Continued

Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

	March 31, 2008	December 31, 2007
Current assets	$46,457	$63,080
Property and equipment, net	254,745	256,212
Other assets, net	8,064	8,524

Total assets	$309,266	$327,816

Current liabilities	$18,741	$23,191
Long-term liabilities	166,137	165,875
Partners’ equity	124,388	138,750

Total liabilities and partners’ equity	$309,266	$327,816

Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

Three months Ended March 31, 2008
Net revenues	$32,410
Operating expenses	32,560

Operating loss	(150)
Other expense	4,212

Net loss	$(4,362)

6. Related Parties

InvestCo owns 99.99% of the Company which is a non-voting interest. The other .01% of the Company, which is the only voting interest of the Company, is owned by VoteCo. InvestCo is solely owned by Newport. In May 2007, Newport contributed 100% of the New Shreveport Notes held by Newport since August 2006 and 11% of the preferred shares held since August 2006 that comprise the Eldorado Shreveport Investments. These Eldorado Shreveport Investments were transferred at fair market value at date of transfer. The related consolidated income statements reflect the interest and dividend income earned from the Eldorado Shreveport Investments since August 2006 and gains on these investments recognized by Newport from the date of the Letter of Intent between Resorts and Newport in November 2006 and the date of acquisition of the interest in Resorts on December 14, 2007. Additionally, certain direct expenses incurred by Newport related to the Eldorado Shreveport Investments are reflected within the consolidated income statements. VoteCo is responsible for the operations of the Company and is solely owned by the managers of Newport.

At March 31, 2008 and December 31, 2007, the Company is owed $5,179,768 from Newport representing $5,118,168 interest earned and received on the Eldorado Shreveport Investments and $61,600 representing the preferred dividend earned and received on 11,000 of Preferred Shreveport shares. There is no formal agreement outlining the settlement of this receivable between Newport and the Company. Accordingly, this receivable is reflected as a non current asset at March 31, 2008 and December 31, 2007, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following management discussion and analysis relates to the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this report.

The Company and its subsidiaries were formed as legal entities in January 2007 for the primary purpose of holding equity, directly or indirectly through affiliates, in one or more entities related to the gaming industry, and to exercise the rights, and manage the distributions received, in connection with those holdings. On December 14, 2007, our affiliate, AcquisitionCo, acquired a 17.0359% interest in Resorts (see note 1 of the notes to the Company’s unaudited condensed consolidated financial statements included in this report).

From the date the investments were first acquired by Newport Global in August 2006 until the acquisition of the 17.0359% interest in Resorts, the unaudited condensed consolidated financial statements presented reflect the activity of the Company’s investments associated with Eldorado Shreveport, which consisted principally of bonds and preferred shares (which we refer to as the “Eldorado Shreveport Investments”). The related statements of operations reflect the interest earned by Newport Global associated with the Eldorado Shreveport Investments from August 2006 and any other direct expenses associated with the acquisition of the 17.0359% interest in Resorts.

The Company has had no revenue generating business since inception and its current business plan consists primarily of its 17.0359% equity interest in Resorts. Its only operations have consisted of interest income earned on the Eldorado Shreveport Investments and, since December 14, 2007, the pro-rata net loss allocation related to the Resorts investment and nominal administrative expenses.

Resorts owns and operates the Eldorado Hotel & Casino (the “Eldorado-Reno”), a premier hotel/casino and entertainment facility in Reno, Nevada and owns and operates the Eldorado Casino Shreveport, an all suite art deco-style hotel and a tri-level riverboat dockside casino complex situated on the Red River in Shreveport, Louisiana (the “Eldorado-Shreveport”). Resorts’ 96% owned subsidiary, Eldorado Limited Liability Company, a Nevada limited liability company (“ELLC”), owns a 50% interest in a general partnership (the “Silver Legacy Joint Venture”) which owns the Silver Legacy Resort Casino (the “Silver Legacy”), a major, themed hotel/casino located adjacent to Eldorado-Reno. In addition, Resorts owns a 21.25% interest in Tamarack, a small casino in south Reno.

Operational highlights for Resorts for the three months ended March 31, 2008 included net revenues of $69.3 million and operating expenses of $64.7 million. In addition, Resorts experienced a loss of $1.9 million in equity of unconsolidated affiliates and interest expense of $5.5 million. The net result for the quarter was a loss of approximately $2.6 million.

Three months ended March 31, 2008 versus three months ended March 31, 2007

The three months ended March 31, 2008 reflect the Company’s share of the net loss of Resorts for the period which is $444,000. The Company experienced no such loss during the same period a year ago since the 17.0359% interest in Resorts was not acquired until December 14, 2007. The Company had no interest income for the three months ended March 31, 2008 compared with interest income of $951,135 for the same 2007 period as a result of the exchange of the Eldorado Shreveport Investments for the 17.0359% interest in Resorts that occurred during the fourth calendar quarter of 2007. Similarly, the Company had no unrealized gains for the three months ended March 31, 2008 for reasons delineated previously compared to $142,670 for the same period a year ago.

Expenses during the quarter declined approximately $0.1 million when compared to the same period last year as a result of lower gaming license application fees during 2008.

The Income tax benefit for the first quarter was a function of the equity loss relating to the investment in Resorts.

Liquidity and Capital Resources

During the three month period ended March 31, 2007 the Company incurred approximately $0.3 million of costs associated with its investment in Resorts. The primary component was related to the Company’s efforts in obtaining gaming and related licenses in Nevada and Louisiana.

In contrast, the Company incurred approximately $0.2 million of costs associated with its investment in Resorts during the three month period ended March 31, 2008. Expenses incurred related primarily to post-closing clean-up and accounting items. For the remainder of 2008 the Company expects to incur additional costs of $0.3 million. These costs will be financed by Member contributions.

Critical Accounting Estimates and Policies

A description of our critical accounting policies can be found in Item 6 of our Annual Report on Form 10-KSB for the year ended December 31, 2007. There have been no material changes to those policies during the three months ended March 31, 2008.

Item 3.     Quantative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.     Controls and Procedures.

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGA HOLDCO, LLC

Date: May 15, 2008	By:	/s/ Thomas R. Reeg
Thomas R. Reeg Operating Manager (Principal Executive Officer)

Date: May 15, 2008	By:	/s/ Roger A. May
Roger A. May Manager (Principal Financial Officer)