Form 10-Q
period 2008-06-30
NGA Holdco, LLC
filed 2008-08-14
CIK 1405621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

i

NGA HOLDCO, LLC

FORM 10-Q

ii

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

NGA HOLDCO, LLC

UNAUDITED CONDENSED

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Federal tax asset	$93,079	$—

Total current assets	93,079	—
Investment in Resorts	37,826,394	38,256,039
Due from related party	5,183,574	5,183,574

Total Assets	$43,103,047	$43,439,613

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$226,745	$243,318
Federal tax liability	—	222,300

Total current liabilities	226,745	465,618
Due to related party	1,655,175	1,083,927
Deferred federal tax liability	446,097	446,097

Total Liabilities	2,328,017	1,995,642

Members’ Equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	36,322,652	36,322,652
Retained earnings	4,448,572	5,117,513

Total Members’ equity	40,775,030	41,443,971

Total Liabilities & Members’ equity	$43,103,047	$43,439,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income:
Unrealized gain on marketable securities	$—	$—	$—	$142,670
Interest income	—	951,133	—	1,902,268
Equity income (loss) on Resorts	14,822	—	(429,645)	—

Total income (loss)	14,822	951,133	(429,645)	2,044,938

Expenses:
Legal, licensing, and other expenses	140,813	295,410	319,665	607,773

Net (loss) income before income taxes	(125,991)	655,723	(749,310)	1,437,165
Income tax (expense) benefit	(90,869)	—	80,369	—

Net (loss) income	$(216,860)	$655,723	$(668,941)	$1,437,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

	Subscribed Class A Unit	Class B Units	Retained Earnings	Total Members’ Equity
December 31, 2007	$3,806	$36,322,652	$5,117,513	$41,443,971
Net Loss	—	—	(668,941)	(668,941)

June 30, 2008	$3,806	$36,322,652	$4,448,572	$40,775,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(668,941)	$1,437,165
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Unrealized gain on marketable securities	—	(142,670)
Equity loss on Resorts	429,645	—
(Increase) in federal tax asset	(93,079)	—
(Increase) in due from related parties	—	(1,902,268)
Increase in accounts payable and accrued liabilities	(16,573)	109,023
Increase in due to related parties	571,248	498,750
(Decrease) in federal tax liability	(222,300)	—

Net cash (used in) provided by operating activities:	$—	$—

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities:	$—	$—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash (used in) provided by financing activities:	$—	$—

Net increase (decrease) in cash	$—	$—

Cash at beginning of period	$—	$—

Cash at end of period	$—	$—

NON CASH TRANSACTIONS:
Collection of interest by Newport on behalf of Company; reflected as an increase in related party receivable	$—	$1,902,268
Payment of expenses including tax payment of $235,010 by Newport on behalf of Company; reflected as increase in related party payable	$571,248	$498,750

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

NGA HoldCo, LLC

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

At Closing, the Company, through its subsidiaries, acquired a 17.0359% equity interest in Resorts, including a new 14.47% membership interest acquired directly from Resorts (the “14.47% Interest”) and a previously outstanding 3% membership interest (that, as a result of the issuance of the 14.47% Interest, was reduced to a 2.5659% interest) acquired from Carano (the “2.5659% Interest”). Subject to the closing adjustment described below, in consideration for its equity interest, AcquisitionCo:

•

transferred to Resorts, free and clear of any liens, ownership of $31,133,250 original principal amount of First Mortgage Bonds due 2012 co-issued by Eldorado Shreveport Joint Venture, a Louisiana general partnership that owns Eldorado-Shreveport (the “Louisiana Partnership”), and Shreveport Capital Corporation, a wholly owned subsidiary of the Louisiana Partnership (“Shreveport Bonds”) together with the right to all interest paid with respect thereto after the closing date, and

•

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

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company as of June 30, 2008, and the results of its operations for the six months ended June 30, 2008 and 2007, and its cash flows for the six months ended June 30, 2008 and 2007. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

NGA HoldCo, LLC

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. During the six months ended June 30, 2008, the Company has not elected to use the fair value option permitted under SFAS No. 159.

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

NGA HoldCo, LLC

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

4. Investments in Marketable Securities

In February 2007 and August 2007, Newport received identical interest payments of $1,902,268, totaling $3,804,536, which is reflected in due from related party in the consolidated balance sheet at June 30, 2008 and December 31, 2007, as well as, $1,142,974 of interest received from Resorts and $170,658 of interest received from Donald L. Carano, both representing interest accrued through the date of the closing. Also included in due from related party is a $61,600 preferred dividend received by Newport in October 2007, representing the dividend earned on the 11,000 shares of preferred securities previously owned by the Company. There is no formal agreement between Newport and the Company regarding the settlement of this receivable.

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

NGA HoldCo, LLC

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

The Company’s investment in Resorts is accounted for using the equity method of accounting. The Company’s allocated loss related to Resorts for the six months ending June 30, 2008 and year ended December 31, 2007 is included as a component of income.

A rollforward of the Company’s equity in Eldorado Resorts LLC is as follows:

Total
Ending balance at December 31, 2007	$38,256,039
Equity loss on Resorts	(429,645)

Ending balance at June 30, 2008	$37,826,394

NGA HoldCo, LLC

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Summarized balance sheet information for Resorts is as follows (in thousands):

	June 30, 2008	December 31, 2007
Current assets	$44,740	$50,947
Escrow deposit	10,050	—
Investment in joint ventures	62,556	76,381
Investment in subsidiaries	6,694	—
Property and equipment, net	244,320	247,725
Intangible assets, net	21,530	21,725
Other assets, net	2,177	2,185

Total assets	$392,067	$398,963

Current liabilities	$32,361	$31,412
Long-term liabilities	209,733	204,354
13% Preferred Equity Interest	19,289	19,289
Minority Interest	5,787	6,069
Partners’ equity	124,897	137,839

Total liabilities and partners’ equity	$392,067	$398,963

Summarized results of operations for Resorts are as follows (in thousands):

	Three months ended June 30, 2008	Six months ended June 30, 2008
Net revenues	$70,961	$140,219
Operating expenses	(65,490)	(130,155)
Loss on sale/disposition of long-lived assets	(57)	(282)
Equity in Loss of Unconsolidated Affiliates	31	(1,877)

Operating income	5,445	7,905
Other expense	(5,367)	(10,519)

Income (loss) before minority interest	78	(2,614)
Minority interest	9	92

Net income (loss)	$87	$(2,522)

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

NGA HoldCo, LLC

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

	June 30, 2008	December 31, 2007
Current assets	$49,747	$63,080
Property and equipment, net	252,378	256,212
Other assets, net	7,892	8,524

Total assets	$310,017	$327,816

Current liabilities	$19,680	$23,191
Long-term liabilities	166,401	165,875
Partners’ equity	123,936	138,750

Total liabilities and partners’ equity	$310,017	$327,816

Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

	Three months ended June 30, 2008	Six months ended June 30, 2008
Net revenues	$37,502	$69,912
Operating expenses	(33,810)	(66,370)

Operating income	3,692	3,542
Other expense	(4,144)	(8,356)

Net loss	$(452)	$(4,814)

On March 31, 2008, Resorts and a newly formed, wholly owned subsidiary of Resorts (“Resorts Indiana”), entered into a definitive agreement (the “Evansville Agreement”) pursuant to which Resorts Indiana has agreed to purchase from Aztar Riverboat Holding Company, LLC (the ”Seller”) all of the membership interests in Aztar Indiana Gaming Company, LLC (“Aztar Indiana”), an indirect subsidiary of Tropicana Casinos and Resorts. Aztar Indiana owns the Casino Aztar riverboat gaming and hotel property in Evansville, Indiana (the “Indiana Property”). The Evansville Agreement provides for a purchase price, subject to certain adjustments, of up to $245 million, consisting of $190 million of cash, a $30 million note to be issued by a new holding company of Resorts and up to $25 million that is dependent on the performance of the Indiana Property during the 12 months following closing. The purchase is subject to customary conditions including the receipt of requisite gaming approvals and the expiration or early termination of any waiting period under the Hart-Scott-Rodino Improvements Act of 1976. As of June 30, 2008, Resorts has capitalized approximately $574,000 relating to the proposed acquisition. On May 5, 2008, Tropicana Entertainment, LLC and certain of its affiliated entities, including Aztar Indiana and the Seller, filed for bankruptcy relief under Chapter 11 of the Bankruptcy Code. As a result of the filing, the Seller may, at its option, elect to assume or reject prepetition executory contracts such as the Evansville Agreement, subject to approval of the bankruptcy court. In the third quarter, Resorts began incurring a minimum of $196,000 per month in connection with a financing commitment for the Evansville transaction, and this amount will increase to a minimum of $245,000 after September 30, 2008 and continue until the earlier of the initial funding under the commitment or the termination of the commitment, which will continue in effect until December 31, 2008 unless earlier terminated. Resorts has filed a motion with the bankruptcy court seeking to compel the debtors to either assume or reject the Evansville Agreement. A hearing on this motion is scheduled for September 2, 2008.

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

At June 30, 2008 and December 31, 2007, the Company is owed $5,179,768 from Newport representing $5,118,168 interest earned and received on the Eldorado Shreveport Investments and $61,600 representing the preferred dividend earned and received on 11,000 of Preferred Shreveport shares. There is no formal agreement outlining the settlement of this receivable between Newport and the Company. Accordingly, this receivable is reflected as a non current asset at June 30, 2008 and December 31, 2007, respectively.

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

Aside from the interest and dividend income earned on the Eldorado Shreveport Investments and gain on marketable securities, the Company has had no revenue generating business since inception and its current business plan consists primarily of its 17.0359% equity interest in Resorts. Its only operations have consisted of interest income earned on the Eldorado Shreveport Investments and, since December 14, 2007, the pro-rata net loss allocation related to the Resorts investment and nominal administrative expenses.

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

On March 31, 2008, Resorts and Resorts Indiana entered into the Evansville Agreement pursuant to which Resorts Indiana has agreed to purchase from Aztar Riverboat Holding Company, LLC all of the membership interests in Aztar Indiana, an indirect subsidiary of Tropicana Casinos and Resorts. Aztar Indiana owns the Casino Aztar riverboat gaming and hotel property in Evansville, Indiana (the “Indiana Property”). The Evansville Agreement provides for a purchase price, subject to certain adjustments, of up to $245 million, consisting of $190 million of cash, a $30 million note to be issued by a new holding company of Resorts and up to $25 million that is dependent on the performance of the Indiana Property during the 12 months following closing. For a further description of the transaction, please see Note 5 within the Notes to Unaudited Condensed Consolidated Financial Statements provided herein.

Operational highlights for Resorts for the three months ended June 30, 2008 included net revenues of $71.0 million and operating expenses of $65.5 million. Interest expense for the quarter was approximately $5.4 million. The net result for the quarter was essentially break even as net income approximated $0.1 million.

For the six months ended June 30, 2008, operational highlights for Resorts included net revenues of $140.2 million and operating expenses of $130.2 million. In addition, Resorts experienced a loss of $1.9 million in equity of unconsolidated affiliates and interest expense of $10.9 million. The net result for the first half of 2008 was a loss of approximately $2.5 million.

Three months ended June 30, 2008 versus three months ended June 30, 2007

The three months ended June 30, 2008 reflect the Company’s share of the net income of Resorts for the period of $14,822. The Company experienced no such income during the same period a year ago since the 17.0359% interest in Resorts was not acquired until December 14, 2007. The Company had no interest income for the three months ended June 30, 2008 compared with interest income of $951,133 for the same 2007 period as a result of the exchange of the Eldorado Shreveport Investments for the 17.0359% interest in Resorts that occurred during the fourth calendar quarter of 2007.

Expenses during the quarter declined approximately $0.2 million when compared to the same period last year as a result of lower gaming license application fees during the 2008 period.

The income tax expense for the second quarter was a function of the downward revision in the full year income tax benefit when compared to the first quarter of 2008. For second quarter of 2007 the Company did not recognize any income tax expense as a result of the combination of its limited liability company status and because the assets were held by NGA HoldCo, LLC for the period in question. Specifically, as a limited liability company, the Company is treated as a partnership under applicable federal tax rules. Thus, its income, losses and other tax attributes pass through to its owners (the members). For state income tax purposes, limited liability companies are also generally treated as partnerships with the respective tax attributes passed through to its owners (the members). Moreover, the Company’s two wholly owned subsidiaries are also limited liability companies, although Blocker has elected to be taxed as a corporation. At January 1, 2007 and June 30, 2007, all of the assets of the Company were held by NGA HoldCo, LLC and not by Blocker or AcquisitionCo. Accordingly, none of the Company’s earnings for the periods January 1, 2007 to June 30, 2007 or from April 1, 2007 to June 30, 2007 are subject to income tax at the Blocker entity level and, therefore, there is no liability for federal income taxes recorded on the Company’s statements of operations for those periods.

Six months ended June 30, 2008 versus six months ended June 30, 2007

The six months ended June 30, 2008 reflect the Company’s share of the net loss of Resorts for the period which is $429,645. The Company experienced no such loss during the same period a year ago since the 17.0359% interest in Resorts was not acquired until December 14, 2007. The Company had no interest income for the six months ended June 30, 2008 compared with interest income of $1,902,268 for the same 2007 period as a result of the exchange of the Eldorado Shreveport Investments for the 17.0359% interest in Resorts that occurred during the fourth calendar quarter of 2007. Similarly, the Company had no unrealized gains for the six months ended June 30, 2008 compared to $142,670 for the same period a year ago as a result of the aforementioned exchange of Eldorado Shreveport Investments for the 17.0359% interest in Resorts.

Expenses during the first six months declined approximately $0.3 million when compared to the same period last year as a result of lower gaming license application fees during 2008.

The income tax benefit for the first six months of 2008 was a function of the equity loss relating to the investment in Resorts . For the six months ended June 30, 2007, the Company did not recognize any income tax expense as a result of the combination of its limited liability company status and because the assets were held by NGA HoldCo, LLC for the period in question.

Liquidity and Capital Resources

During the six month period ended June 30, 2007 the Company incurred approximately $0.6 million of costs associated with its investment in Resorts. The primary component was related to the Company’s efforts in obtaining gaming and related licenses in Nevada and Louisiana.

In contrast, the Company incurred approximately $0.3 million of costs associated with its investment in Resorts during the six month period ended June 30, 2008. Expenses incurred related primarily to legal and accounting fees for preparation of regulatory filings. For the remainder of 2008 the Company expects to incur additional costs of $0.2 million. These costs will be financed by Member contributions.

Critical Accounting Estimates and Policies

A description of our critical accounting policies can be found in Item 6 of our Annual Report on Form 10-KSB for the year ended December 31, 2007. There have been no material changes to those policies during the six months ended June 30, 2008.

Item 3.	Quantative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

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

NGA HOLDCO, LLC

Date: August 14, 2008	By:	/s/ Thomas R. Reeg
Thomas R. Reeg Operating Manager (Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Roger A. May
Roger A. May Manager (Principal Financial Officer)