Form 10-Q
period 2008-09-30
NGA Holdco, LLC
filed 2008-11-26
CIK 1405621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Certain statements in this report contain or may contain information that is forward-looking. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including but not limited to the following: the inability of regulated entities and certain managers, officers, key employees and other affiliates of the Company to obtain gaming licenses or permits in jurisdictions where the current or planned business of the Company or an entity in which the Company invests requires such licenses or permits; the limitation, conditioning, revocation or suspension of any such gaming licenses or permits; a finding of unsuitability or denial of licenses or permits by regulatory authorities with respect to any manager, officer, or key employee required to be found suitable; loss or retirement of managers, officers or key employees; increased competition in existing markets or the opening of new gaming jurisdictions (including on Native American lands); the inability to maintain and improve existing gaming facilities; the inability of the Company or an entity in which the Company invests to consummate the planned acquisition of a gaming opportunity; the costs and delays associated with constructing and opening new gaming facilities; the inability to retain key leases; a decline in the public acceptance or popularity of gaming; increases in or new taxes or fees imposed on gaming revenues or gaming devices; significant increases in fuel or transportation prices; adverse economic conditions; and severe or unusual weather in key markets. In addition, any financings consummated by Eldorado Resorts, LLC (“Resorts”), the entity in which the Company holds an equity investment, or its subsidiaries may substantially increase the leverage and other fixed charge obligations of those entities. The level of indebtedness and other fixed charge obligations of Resorts and its subsidiaries could have important consequences, including but not limited to the following: (1) a substantial portion of Resorts’ and its subsidiaries’ cash flow from operations could be dedicated to debt service and other fixed charge obligations and thus not be available for other purposes; (2) Resorts’ and its subsidiaries’ ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited; and (3) Resorts’ and its subsidiaries’ level of indebtedness could limit their flexibility in reacting to changes in the gaming industry, their respective jurisdictions and economic conditions generally. Readers should carefully review this report in its entirety, including but not limited to the Company’s financial statements and the notes thereto. This report should also be read in conjunction with the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

i

NGA HOLDCO, LLC

FORM 10-Q

ii

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

NGA HOLDCO, LLC

UNAUDITED CONDENSED

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$262,808	$—

Total current assets	262,808	—
Deferred federal tax asset	70,000	—
Investment in Resorts	38,317,744	38,256,039
Due from related party	5,179,772	5,183,574

Total Assets	$43,830,324	$43,439,613

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$13,875	$243,318
Federal tax liability	13,592	222,300

Total current liabilities	27,467	465,618
Due to related party	1,657,607	1,083,927
Deferred federal tax liability	359,497	446,097

Total Liabilities	2,044,571	1,995,642

Members’ Equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	36,322,652	36,322,652
Retained earnings	5,459,295	5,117,513

Total Members’ equity	41,785,753	41,443,971

Total Liabilities & Members’ equity	$43,830,324	$43,439,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income:
Unrealized gain on marketable securities	$—	$1,849,541	$—	$1,992,211
Interest income	—	951,133	—	2,853,401
Equity earnings on Resorts	750,261	—	320,616	—

Total income	750,261	2,800,674	320,616	4,845,612

Expenses:
Legal, licensing, and other expenses	(210,533)	290,626	109,132	898,399

Net income before income taxes	960,794	2,510,048	211,484	3,947,213
Income tax benefit	49,929	—	130,298	—

Net income	$1,010,723	$2,510,048	$341,782	$3,947,213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

	Subscribed Class A Unit	Class B Units	Retained Earnings	Total Members’ Equity
December 31, 2007	$3,806	$36,322,652	$5,117,513	$41,443,971
Net Income	—	—	341,782	341,782

September 30, 2008	$3,806	$36,322,652	$5,459,295	$41,785,753

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$341,782	$3,947,213
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Unrealized gain on marketable securities	—	(1,992,211)
Equity earnings on Resorts	(320,616)	—
Increase in federal tax asset	(70,000)	—
Decrease in due from related parties	3,802	—
Increase in accrued interest receivable	—	(2,853,401)
(Decrease) Increase in accounts payable and accrued liabilities	(229,443)	100,000
Increase in due to related parties	573,680	798,399
(Decrease) in federal tax liability	(295,308)	—
Distributions from equity investment in Resorts	258,911	—

Net cash (used in) provided by operating activities:	$262,808	$—

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities:	$—	$—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash (used in) provided by financing activities:	$—	$—

Net increase (decrease) in cash	$262,808	$—

Cash at beginning of period	$—	$—

Cash at end of period	$262,808	$—

NON CASH TRANSACTIONS:
Reversal of 2006 and 2007 Texas Franchise Tax accrual; reflected as decrease in accounts payable and accrued liabilities	$200,000	$—
Payment of expenses including tax payment of $235,010 by Newport on behalf of Company; reflected as increase in related party payable	$573,680	$798,399
Collection of interest by Newport on behalf of Company is reflected as increase in related party receivable	—	$3,804,536

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

The Company’s acquisition in December 2007 of a 17.0359% interest in Resorts was pursuant to the terms and conditions of a Purchase Agreement, dated July 20, 2007 (the “Purchase Agreement”). The parties to the Purchase Agreement were Resorts, AcquisitionCo, which is the subsidiary through which the Company acquired its interest in Resorts, and Carano, the presiding member of Resorts’ Board of Managers and the Chief Executive Officer of Resorts from whom a portion of the 17.0359% interest was acquired. The closing of this transaction occurred on December 14, 2007 (“Closing”) after necessary gaming licenses were obtained from Nevada and Louisiana, respectively. The Company owns indirectly through its subsidiaries 17.0359% of Resorts, and Carano or members of his family own directly or indirectly approximately 51% of Resorts. Carano continues in the roles in the management of Resorts in which he served prior to Closing.

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

transferred to Carano, free and clear of any liens, $6,912,113 original principal amount of Shreveport Bonds together with the right to all interest paid with respect thereto after the closing date and a preferred stock equity interest representing a capital contribution amount of $286,889 issued by Shreveport Gaming Holdings, Inc. (“SGH”), then a partner of the Louisiana Partnership that is not affiliated with Resorts or the Company.

At closing, Resorts and Carano paid Newport in cash the respective amounts owed to AcquisitionCo for interest on the respective amounts of Shreveport Bonds received at closing that was accrued and unpaid through the date of closing.

Under the terms of the Purchase Agreement, Resorts was entitled, prior to or immediately following the Company’s acquisition of its interest in Resorts, to make a distribution to the members of Resorts other that AcquisitionCo of up to $10 million. On July 25, 2007 Resorts made the $10 million distribution to its members which was funded through borrowings under Resorts’ credit facility as permitted by the Purchase Agreement.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are classified as cash equivalents.

Accounts Payable and Accrued Liabilities

Certain franchise tax expenses were inappropriately accrued for during the years ended December 31, 2007 and 2006. The net impact of correcting this immaterial error was an increase to net income of $120,000 for the three and nine months ended September 30, 2008, as the Company reversed the previously accrued amount of $200,000 resulting in a decrease to other expenses of $200,000. Management has concluded that the impact of the error was not material to the prior year financial statements or to any current period interim financial statements.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Blocker and AcquisitionCo. All significant intercompany transactions have been eliminated in consolidation.

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company as of September 30, 2008, and the results of its operations for the three and nine months ended September 30, 2008 and 2007, and its cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “ Fair Value Measurements ” and SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115. ” SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Company’s adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. During the nine months ended September 30, 2008, the Company has not elected to use the fair value option permitted under SFAS No. 159.

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

Distributions

Subject to all applicable gaming approvals, distributions by the Company will be to its members at such times and in such amounts as approved by the Operating Manager in good faith in accordance with the provisions of the Company’s operating agreement and, if and when made, will be distributed by the Company to its members in proportion to their respective percentage interests in the Company. There is no formal agreement between Newport and the Company regarding the settlement of the due to/from related parties, however, it is expected to be settled upon sale of the Company’s investment in Resorts.

Restrictions on Transfer

Unless approved in advance by the Operating Manager and by applicable gaming authorities, no member of the Company may transfer all or any portion of its membership units. In addition, transfers or issuances of any membership units to any person who was required to be, and has not been, found suitable to be licensed or to hold such membership units by applicable gaming authorities, are prohibited and will be null and void and of no force or effect as of the inception of the attempted transfer or issuance.

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

4. Investments in Marketable Securities

In February 2007 and August 2007, Newport received identical interest payments of $1,902,268, totaling $3,804,536, which is reflected in due from related party in the consolidated balance sheet at September 30, 2008 and December 31, 2007, as well as, $1,142,974 of interest received from Resorts and $170,658 of interest received from Donald L. Carano, both representing interest accrued through the date of the closing. Also included in due from related party is a $61,600 preferred dividend received by Newport in October 2007, representing the dividend earned on the 11,000 shares of preferred securities previously owned by the Company. There is no formal agreement between Newport and the Company regarding the settlement of this receivable, however, it is expected to be settled upon sale of the Company’s investment in Resorts.

5. Investment in Resorts

In accordance with the Purchase Agreement with Resorts Carano, the Company, through is wholly owned subsidiary, AcquisitionCo LLC (“AcquisitionCo”) transferred to Resorts and Carano, respectively, free and clear of any liens, ownership of $31,133,250 and $6,912,113 original principal amount of Shreveport Bonds, respectively, together with the right to all interest paid with respect thereto after the closing date in exchange for the 14.47% Interest and the 2.5659% Interest in Resorts. The Company, through AcquisitionCo, also transferred an equity interest of $286,889 related to SGH to Carano. The equity interest in Resorts was recorded at fair value in accordance with the guidance provided in SFAS No. 140 “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities,” (“SFAS No. 140”). Accordingly, the assets received by AcquisitionCo from the exchange were recorded at fair value based on the quoted market price of the investments given up by AcquisitionCo. This accounting treatment is consistent with the guidance provided in SFAS No. 140 which indicates that quoted market prices are the best evidence of fair value. It was determined that the quoted market prices of AcquisitionCo’s investments were more indicative of fair value as compared to the equity value of a privately held company like Resorts. At the date of the transaction, the fair value of the 17.0359% equity interest exceeded the related percentage of Resorts’ equity book value by approximately $14.8 million, which the Company has preliminarily determined is an intangible asset. This determination is subject to change as the Company finalizes its analysis.

At closing, Resorts paid Newport $1,142,974 in cash, representing interest accrued and unpaid through the date of closing on the Shreveport Bonds acquired by Resorts. Carano paid Newport $170,658 in cash, representing interest accrued and unpaid through October 31, 2007 on the Shreveport Bonds acquired by Carano. Upon completion of the Resorts transaction, which occurred on December 14, 2007, Carano or members of his family continued to own 51% of Resorts and Carano continued in his roles in the management of Resorts. Also, at closing, pursuant to the terms of the Purchase Agreement, the Company and the then current members of Resorts entered into an amendment and restatement of Resorts’ operating agreement (the “New Operating Agreement”). Resorts’ board of managers is currently composed of four managers, including the Company, Donald L. Carano, Recreational Enterprises, Inc. (“REI”), and Hotel-Casino Management, Inc. (“HCM”). Under the terms of the New Operating Agreement, REI is entitled to designate a fifth member of Resorts’ board of managers but, as of the date hereof, has not done so. Under the terms of the New Operating Agreement, the Company designated Thomas R. Reeg, the Company’s operating manager, as its initial representative for all determinations to be made by the Resorts’ board and REI and HCM designated Gary L. Carano and Raymond J. Poncia, Jr., respectively, to continue as their representatives on the Resorts board. Under the terms of the New Operating Agreement, so long as they remain managers of Resorts, the Company, REI and HCM may change their respective representatives from time to time by notice to Resorts.

NGA HoldCo, LLC

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Under the terms of the New Operating Agreement, at any time after the occurrence of a “Material Event” (as defined) or at any time after June 14, 2015 (the “Trigger Date”) AcquisitionCo or its permitted assignee(s) (the “Interest Holder”) will have the right to sell (“Put”) all but not less than all the 14.47% Interest to Resorts and Resorts will have the right to purchase (“Call”) all but not less than all of the 14.47% Interest and the 2.5659% Interest (collectively, the “17.0359% Interest”), at a price equal to the fair market value of the interest being acquired without discounts for minority ownership and lack of marketability, as determined by mutual agreement of the Interest Holder and Resorts or, in the event that after 30 days the Interest Holder and Resorts have not mutually agreed on a purchase price, then at the purchase price determined by the average of two appraisals by nationally recognized appraisers of private companies, provided the two appraisals are within a 5% range of value based upon the lowest of the two appraisals. If the two appraisals are not within the 5% range, the purchase price will be determined by the average of a third mutually acceptable, independent, nationally recognized appraiser of private companies and the next nearest of the first two appraisals unless the third appraisal is at the mid-point of the first two appraisals, in which event the third appraisal will be used to established the fair market value. So long as a Material Event has not occurred, the Interest Holder will have the right to unilaterally extend the Trigger Date for up to two one-year extension periods. Upon exercise of either the Call or the Put, the New Operating Agreement provides that the transaction close within one year of the exercise of the right unless delayed for necessary approvals from applicable gaming authorities.

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

In the event of an initial public offering of Resorts’ equity securities, the Put and Call provisions described above will terminate and be of no further force and effect. In the event of a public offering of equity securities by Resorts in which any member of Resorts is allowed to participate, the Interest Holder will have rights under the New Operating Agreement equivalent to those of the other members of Resorts to sell the equity securities of Resorts held by the Interest Holder on a pro rata basis with the other members. At closing under the Purchase Agreement, AcquisitionCo and Resorts entered into a registration rights agreement that also granted to AcquisitionCo and its permitted assigns certain registration rights relating to their equity interest in Resorts following any initial public offering of the equity securities of Resorts.

As a limited liability company, Resorts is not subject to Federal income tax liability. Because holders of membership interests in Resorts are required to include their respective shares of Resorts’ taxable income in their individual income tax returns, Resorts has made distributions to its members to cover such tax liabilities. Distributions for 2007 were, and distributions for subsequent years will be, limited in accordance with the provisions of the New Operating Agreement of Resorts. The New Operating Agreement provides that the Board of Managers will distribute each year to each member an amount equal to such member’s allocable share of taxable income multiplied by the highest marginal combined Federal, state, and local income tax rate applicable to individuals for that year; provided that such distributions will not be made after any event that causes Resorts to thereafter be taxed under the Internal Revenue Code of 1986, as amended, as a corporation.

The Company’s investment in Resorts is accounted for using the equity method of accounting. The Company’s allocated income and loss related to Resorts for the nine months ending September 30, 2008 and year ended December 31, 2007, respectively, is included as a component of income.

A rollforward of the Company’s equity in Eldorado Resorts LLC is as follows:

Total
Ending balance at December 31, 2007	$38,256,039
Equity earnings on Resorts	320,616
Distributions from Resorts	(258,911)

Ending balance at September 30, 2008	$38,317,744

NGA HoldCo, LLC

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Summarized balance sheet information for Resorts is as follows (in thousands):

	September 30, 2008	December 31, 2007
Current assets	$44,373	$50,947
Escrow deposit	10,000	—
Investment in joint ventures	68,984	76,381
Investment in subsidiaries	—	—
Property and equipment, net	242,283	247,725
Intangible assets, net	21,433	21,725
Other assets, net	3,524	2,185

Total assets	$390,597	$398,963

Current liabilities	$33,307	$31,412
Long-term liabilities	204,186	204,354
13% Preferred Equity Interest	19,289	19,289
Minority Interest	5,799	6,069
Partners’ equity	128,016	137,839

Total liabilities and partners’ equity	$390,597	$398,963

Summarized results of operations for Resorts are as follows (in thousands):

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Net revenues	$78,506	$218,726
Operating expenses	(69,067)	199,223
Loss on sale/disposition of long-lived assets	—	(282)
Equity in Net Income (loss) of Unconsolidated Affiliates	564	(1,313)

Operating income	10,003	17,908
Other expense	(5,588)	(16,106)

Income (loss) before minority interest	4,415	1,802
Minority interest	(12)	80

Net income (loss)	$4,403	$1,882

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

NGA HoldCo, LLC

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

	September 30, 2008	December 31, 2007
Current assets	$49,085	$63,080
Property and equipment, net	250,181	256,212
Other assets, net	7,979	8,524

Total assets	$307,245	$327,816

Current liabilities	$16,003	$23,191
Long-term liabilities	166,664	165,875
Partners’ equity	124,578	138,750

Total liabilities and partners’ equity	$307,245	$327,816

Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Net revenues	$38,727	$108,639
Operating expenses	(33,474)	(99,844)

Operating income	5,253	8,795
Other expense	(4,611)	(12,967)

Net income (loss)	$642	$(4,172)

On March 31, 2008, Resorts and a newly formed, wholly owned subsidiary of Resorts (“Resorts Indiana”), entered into a definitive agreement (the “Evansville Agreement”) pursuant to which Resorts Indiana agreed to purchase from Aztar Riverboat Holding Company, LLC (the “Seller”) all of the membership interests in Aztar Indiana Gaming Company, LLC (“Aztar Indiana”), an indirect subsidiary of Tropicana Casinos and Resorts. Aztar Indiana owns the Casino Aztar riverboat gaming and hotel property in Evansville, Indiana (the “Indiana Property”). The agreement provided for a purchase price, subject to certain adjustments, of $245 million, consisting of $190 million of cash, a $30 million note to be issued by a new holding company of Resorts and up to $25 million that would be dependent on the performance of the Indiana Property during the 12 months following closing. At the time it entered into the Evansville Agreement, Resorts placed in escrow a $10 million deposit that was to be credited against the purchase price and released and paid to the Seller upon the closing of the transaction. The purchase was subject to customary conditions including the receipt of requisite gaming approvals and the expiration or early termination of any waiting period under the Hart-Scott-Rodino Improvements Act of 1976. Beginning August 1, 2008, Resorts began incurring a minimum of $196,000 per month in connection with the financing commitment for the Evansville transaction for a total of $392,000 in the third quarter of 2008, and this amount increased to a minimum of $245,000 per month after September 30, 2008 and was to continue until the earlier of the initial funding under the commitment or the termination of the commitment, which would have continued in effect until December 31, 2008 if not earlier terminated. As of September 30, 2008, Resorts had capitalized approximately $1,247,000 relating to the proposed Evansville transaction. Resorts’ proposed acquisition of Aztar Indiana was originally to be consummated utilizing a new term loan facility together with the $10 million escrowed deposit to fund the $190 million cash portion of the purchase price payable at closing and other fees and expenses related to the acquisition. A new revolving credit facility was to be utilized by Resorts at closing to repay in full the then outstanding indebtedness under its current credit facility, which was $11.5 million at September 30, 2008, and provide Resorts with available borrowing capacity provided under its current facility.

On May 5, 2008, Tropicana Entertainment, LLC and certain of its affiliated entities, including Aztar Indiana and the Seller, filed for bankruptcy relief under Chapter 11 of the Bankruptcy Code. As a result of the filing, the Seller became entitled, at its option, to assume or reject prepetition executory contracts such as the Evansville Agreement, subject to approval of the bankruptcy court. As of September 30, 2008, the Seller had not made an election to either assume or reject the Evansville Agreement. On September 22, 2008, the bankruptcy court approved bidding procedures to allow Tropicana to seek higher and better bids to purchase Aztar Indiana. As a result of the process, no higher or better bids were received. Accordingly, a sale hearing was scheduled before the bankruptcy court where Tropicana was to seek the entry of an order approving and authorizing the sale of Aztar Indiana to Resorts Indiana pursuant to the Evansville Agreement.

On November 20, 2008, in light of uncertainty regarding whether the acquisition of Casino Aztar would close, Resorts and the Seller agreed to terminate the Evansville Agreement with the following terms of settlement: (i) payment of $5 million of the escrowed deposit to the Seller with the balance, including any accrued interest less escrow costs, being distributed to Resorts, (ii) the right of Resorts to a $5 million credit against any consideration otherwise owed by Resorts in the event of any future agreement of Resorts to acquire Aztar Indiana or an interest therein, and (iii) mutual releases of the parties from any further obligation under the Evansville Agreement. On November 26, 2008 the bankruptcy court approved the terms of settlement and Resorts gave notice of its termination of the commitment for the financing related to the proposed acquisition of Aztar Indiana.

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

At September 30, 2008 and December 31, 2007, the Company is owed $5,179,772 from Newport representing $5,118,168 interest earned and received on the Eldorado Shreveport Investments and $61,600 representing the preferred dividend earned and received on 11,000 of Preferred Shreveport shares. There is no formal agreement outlining the settlement of this receivable between Newport and the Company. Accordingly, this receivable is reflected as a non current asset at September 30, 2008 and December 31, 2007, respectively.

7. Subsequent Event

On November 20, 2008, in light of uncertainty regarding whether the acquisition of Casino Aztar would close, Resorts and the Seller agreed to terminate the Evansville Agreement with the following terms of settlement: (i) payment of $5 million of the escrowed deposit to the Seller with the balance, including any accrued interest less escrow costs, being distributed to Resorts, (ii) the right of Resorts to a $5 million credit against any consideration otherwise owed by Resorts in the event of any future agreement of Resorts to acquire Aztar Indiana or an interest therein, and (iii) mutual releases of the parties from any further obligation under the Evansville Agreement. On November 26, 2008 the bankruptcy court approved the terms of settlement and Resorts gave notice of its termination of the commitment for the financing related to the proposed acquisition of Aztar Indiana. As a result of settlement, Resorts will recognize $5 million of the escrow deposit as expense in the fourth quarter of 2008 along with other expenses relating to the transaction of approximately $2.0 million, of which $1,247,000 was capitalized as of September 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following management discussion and analysis relates to the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this report.

The Company and its subsidiaries were formed as legal entities in January 2007 for the primary purpose of holding equity, directly or indirectly through affiliates, in one or more entities related to the gaming industry, and to exercise the rights, and manage the distributions received, in connection with those holdings. On December 14, 2007, our affiliate, Acquisition Co, acquired a 17.0359% interest in Resorts (see note 1 of the notes to the Company’s unaudited condensed consolidated financial statements included in this report).

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

Aside from the interest and dividend income earned on the Eldorado Shreveport Investments and gain on marketable securities, the Company has had no revenue generating business since inception and its current business plan consists primarily of its 17.0359% equity interest in Resorts. Its only operations have consisted of interest income earned on the Eldorado Shreveport Investments and, since December 14, 2007, the pro-rata net income (loss) allocation (as the case may be) related to the Resorts investment and nominal administrative expenses.

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

On March 31, 2008, Resorts and a newly formed, wholly owned subsidiary of Resorts (“Resorts Indiana”), entered into a definitive agreement (the “Evansville Agreement”) pursuant to which Resorts Indiana agreed to purchase from Aztar Riverboat Holding Company, LLC (the “Seller”) all of the membership interests in Aztar Indiana Gaming Company, LLC (“Aztar Indiana”), an indirect subsidiary of Tropicana Casinos and Resorts. Aztar Indiana owns the Casino Aztar riverboat gaming and hotel property in Evansville, Indiana (the “Indiana Property”). The agreement provided for a purchase price, subject to certain adjustments, of $245 million, consisting of $190 million of cash, a $30 million note to be issued by a new holding company of Resorts and up to $25 million that would be dependent on the performance of the Indiana Property during the 12 months following closing. At the time it entered into the Evansville Agreement, Resorts placed in escrow a $10 million deposit that was to be credited against the purchase price and released and paid to the Seller upon the closing of the transaction. The purchase was subject to customary conditions including the receipt of requisite gaming approvals and the expiration or early termination of any waiting period under the Hart-Scott-Rodino Improvements Act of 1976. Beginning August 1, 2008, Resorts began incurring a minimum of $196,000 per month in connection with the financing commitment for the Evansville transaction for a total of $392,000 in the third quarter of 2008, and this amount increased to a minimum of $245,000 per month after September 30, 2008 and was to continue until the earlier of the initial funding under the commitment or the termination of the commitment, which would have continued in effect until December 31, 2008 if not earlier terminated. As of September 30, 2008, Resorts had capitalized approximately $1,247,000 relating to the proposed Evansville transaction. Resorts’ proposed acquisition of Aztar Indiana was originally to be consummated utilizing a new term loan facility together with the $10 million escrowed deposit to fund the $190 million cash portion of the purchase price payable at closing and other fees and expenses related to the acquisition. A new revolving credit facility was to be utilized by Resorts at closing to repay in full the then outstanding indebtedness under its current credit facility, which was $11.5 million at September 30, 2008, and provide Resorts with available borrowing capacity provided under its current facility.

On May 5, 2008, Tropicana Entertainment, LLC and certain of its affiliated entities, including Aztar Indiana and the Seller, filed for bankruptcy relief under Chapter 11 of the Bankruptcy Code. As a result of the filing, the Seller became entitled, at its option, to assume or reject prepetition executory contracts such as the Evansville Agreement, subject to approval of the bankruptcy court. As of September 30, 2008, the Seller had not made an election to either assume or reject the Evansville Agreement. On September 22, 2008, the bankruptcy court approved bidding procedures to allow Tropicana to seek higher and better bids to purchase Aztar Indiana. As a result of the process, no higher or better bids were received. Accordingly, a sale hearing was scheduled before the bankruptcy court where Tropicana was to seek the entry of an order approving and authorizing the sale of Aztar Indiana to Resorts Indiana pursuant to the Evansville Agreement.

On November 20, 2008, in light of uncertainty regarding whether the acquisition of Casino Aztar would close, Resorts and the Seller agreed to terminate the Evansville Agreement with the following terms of settlement: (i) payment of $5 million of the escrowed deposit to the Seller with the balance, including any accrued interest less escrow costs, being distributed to Resorts, (ii) the right of Resorts to a $5 million credit against any consideration otherwise owed by Resorts in the event of any future agreement of Resorts to acquire Aztar Indiana or an interest therein, and (iii) mutual releases of the parties from any further obligation under the Evansville Agreement. On November 26, 2008 the bankruptcy court approved the terms of settlement and Resorts gave notice of its termination of the commitment for the financing related to the proposed acquisition of Aztar Indiana. As a result of the settlement, Resorts will recognize $5 million of the escrow deposit as expense in the fourth quarter of 2008 along with other expenses relating to the transaction of approximately $2.0 million, of which $1,247,000 was capitalized as of September 30, 2008.

Operational highlights for Resorts for the three months ended September 30, 2008 included net revenues of $78.5 million and operating expenses of $69.1 million. Interest expense for the quarter was approximately $5.8 million. The net result for the quarter was net income of approximated $4.4 million.

For the nine months ended September 30, 2008, operational highlights for Resorts included net revenues of $218.7 million and operating expenses of $199.2 million. In addition, Resorts experienced net income of $0.6 million in equity of unconsolidated affiliates and interest expense of $16.7 million. The net result for the first nine months of 2008 was net income of approximately $1.9 million.

Three months ended September 30, 2008 versus three months ended September 30, 2007

The three months ended September 30, 2008 reflect the Company’s share of the net income of Resorts for the period of $750,261. The Company experienced no such income during the same period a year ago since the 17.0359% interest in Resorts was not acquired until December 14, 2007. The Company had minimal interest income for the three months ended September 30, 2008 compared with interest income of $951,133 for the same 2007 period as a result of the exchange of the Eldorado Shreveport Investments for the 17.0359% interest in Resorts that occurred during the fourth calendar quarter of 2007.

Expenses during the quarter declined approximately $0.5 million when compared to the same period last year as a result of a combination of lower gaming license application fees, a refund of previously expensed gaming application deposits realized during the 2008 period and a reversal in the Texas Franchise Tax for 2006 and 2007. During the third quarter of 2008, the Company determined it was not liable for the Texas Franchise accrued for in the years 2007 and 2006. Accordingly, the Company reversed the previously accrued amount of $200,000 resulting in a decrease to other expenses of $200,000 for the three months ended September 30, 2008. As the effect of the reversal of this accrual is immaterial, it has been recorded in the third quarter of 2008 and prior period financial information has not been restated.

The income tax benefit for the third quarter was a function of adjustments in the allocation of expenses reported on the NGA HoldCo and NGA Blocker tax returns. For third quarter of 2007, the Company did not recognize any income tax expense as a result of the combination of its limited liability company status and because the assets were held by NGA HoldCo, LLC for the period in question. Specifically, as a limited liability company, the Company is treated as a partnership under applicable federal tax rules. Thus, its income, losses and other tax attributes pass through to its owners (the members). For state income tax purposes, limited liability companies are also generally treated as partnerships with the respective tax attributes passed through to its owners (the members). Moreover, the Company’s two wholly owned subsidiaries are also limited liability companies, although Blocker has elected to be taxed as a corporation. At January 1, 2007 and September 30, 2007, all of the assets of the Company were held by NGA HoldCo, LLC and not by Blocker or AcquisitionCo. Accordingly, none of the Company’s earnings for the periods January 1, 2007 to September 30, 2007 or from July 1, 2007 to September 30, 2007 are subject to income tax at the Blocker entity level and, therefore, there is no liability for federal income taxes recorded on the Company’s statements of operations for those periods.

Nine months ended September 30, 2008 versus nine months ended September 30, 2007

The nine months ended September 30, 2008 reflect the Company’s share of the net income of Resorts for the period which is $320,616. The Company experienced no such income during the same period a year ago since the 17.0359% interest in Resorts was not acquired until December 14, 2007. The Company had no interest income for the nine months ended September 30, 2008 compared with interest income of $2,853,401 for the same 2007 period as a result of the exchange of the Eldorado Shreveport Investments for the 17.0359% interest in Resorts that occurred during the fourth calendar quarter of 2007. Similarly, the Company had no unrealized gains for the nine months ended September 30, 2008 compared to $1,992,211 for the same period a year ago as a result of the aforementioned exchange of Eldorado Shreveport Investments for the 17.0359% interest in Resorts.

Expenses during the first nine months declined approximately $0.8 million when compared to the same period last year as a result of lower gaming license application fees, deposit refunds during 2008 and a reversal in the Texas Franchise tax for 2006 and 2007. During the third quarter of 2008, the Company determined it was not liable for the Texas Franchise accrued for in the years 2007 and 2006. Accordingly, the Company reversed the previously accrued amount of $200,000 resulting in a decrease to other expenses of $200,000 for the three months ended September 30, 2008. As the effect of the reversal of this accrual is immaterial, it has been recorded in the third quarter of 2008 and prior period financial information has not been restated.

The income tax benefit for the first nine months of 2008 was a function of adjustments in the allocation of expenses reported on the NGA HoldCo and NGA Blocker tax returns. For the nine months ended September 30, 2007, the Company did not recognize any income tax expense as a result of the combination of its limited liability company status and because the assets were held by NGA HoldCo, LLC for the period in question.

Liquidity and Capital Resources

During the nine month period ended September 30, 2007 the Company incurred approximately $0.9 million of costs associated with its investment in Resorts. The primary component was related to the Company’s efforts in obtaining gaming and related licenses in Nevada and Louisiana.

In contrast, the Company incurred approximately $0.3 million of costs associated with its investment in Resorts during the nine month period ended September 30, 2008. Expenses incurred related primarily to legal and accounting fees for preparation of regulatory filings. For the remainder of 2008 the Company expects to incur additional costs of $0.1 million. These costs will be financed by Member contributions. In addition, the Company received a distribution from Resorts in the amount of $0.3 million to fund its portion of related tax obligations.

Critical Accounting Estimates and Policies

A description of our critical accounting policies can be found in Item 6 of our Annual Report on Form 10-KSB for the year ended December 31, 2007. There have been no material changes to those policies during the nine months ended September 30, 2008.

Item 3.	Quantative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

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

NGA HOLDCO, LLC

Date: November 26, 2008	By:	/s/ Thomas R. Reeg
Thomas R. Reeg
Operating Manager
(Principal Executive Officer)

Date: November 26, 2008	By:	/s/ Roger A. May
Roger A. May
Manager
(Principal Financial Officer)