Form 10-K
period 2008-12-31
NGA Holdco, LLC
filed 2009-05-22
CIK 1405621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

  For the transition period from              to

Commission file number 0-52734

NGA HOLDCO, LLC

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	20-8349236
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

22 Waterway Avenue, Suite 150, The Woodlands, TX 77380

(Address of Principal Executive Offices)

713-559-7400

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Class A Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporate by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates. None.

DOCUMENTS INCORPORATED BY REFERENCE

None

Part I

ITEM 1.	BUSINESS.

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

Upon completion of the transaction, the other 82.9641% interest continued to be owned by the members of Resorts owning the interest prior to the completion of the transaction, including Carano or members of his family who continue to own directly or indirectly approximately 51% of Resorts. For additional information concerning the ownership of the 82.9641% interest, see the footnote to the diagram on page 5.

Resorts was formed in 1996 and became the successor to a predecessor partnership that constructed the original Eldorado Hotel and Casino in Reno, Nevada (as subsequently expanded, the “Eldorado-Reno”) which opened for business in 1973. Resorts owns and operates the Eldorado-Reno. Through two wholly owned subsidiaries, Resorts also owns all of the partnership interest, other than certain rights associated with the “Preferred Capital Contribution Amount” and “Preferred Return” (as these terms are defined in the partnership agreement) of the partnership that owns, and operates pursuant to a management agreement, the Eldorado Shreveport Hotel and Casino in Shreveport, Louisiana (the “Eldorado-Shreveport”). Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company 96.1858% owned by Resorts, is a 50% joint venture partner in a general partnership that owns and operates the Silver Legacy Resort Casino (“Silver Legacy”), a hotel and casino property adjacent to Eldorado-Reno. Resorts also owns a 21.25% interest in Tamarack Junction, a small casino in south Reno. For the year ended December 31, 2008, Resorts had net revenue of $284.8 million and net loss of $(11.1) million compared with net revenue of $285.1 million and net income of $4.3 million for the year ended December 31, 2007.

Other than its equity interest in Resorts and any indirect interest it may subsequently hold in another entity by virtue of its equity interest in Resorts, the Company has no current plans to acquire, directly or indirectly through affiliates, an equity interest in another entity.

Formed in 2005, Newport is a Texas-based investment management firm with approximately 600 million in assets committed to pursuing alternative fixed income strategies. The firm concentrates primarily on the stressed and distressed opportunities within the high yield debt and bank loan markets but may also include the acquisition and disposition of other types of corporate securities and claims. Newport has 9 employees, with its primary office in The Woodlands, TX. Newport’s principals include Timothy T. Janszen, CEO, Thomas R. Reeg, Senior Managing Director, Ryan Langdon, Senior Managing Director, and Roger A. May, Senior Managing Director. Collectively, the principals have over 50 years of experience investing in the high yield and distressed debt markets. Newport is registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940, as amended. Newport is investment manager of the Newport Fund, a private investment fund which seeks attractive long-term risk adjusted returns by capitalizing on investments in the distressed debt markets and in some instances, ultimately making control-oriented investments. The Newport Fund began investing in 2006.

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

At closing, the Company, through its subsidiaries, acquired its 17.0359% equity interest in Resorts, including a 14.47% new membership interest acquired directly from Resorts and a previously outstanding 3% membership interest (reduced as a result of the issuance of the new membership interest to a 2.5659% interest) that was acquired from Carano. In consideration for its interest in Resorts, AcquisitionCo

•

transferred to Resorts, free and clear of any liens, ownership of $31,133,250 original principal amount of First Mortgage Bonds due 2012 co-issued by Eldorado Casino Shreveport Joint Venture, a Louisiana general partnership that owns Eldorado-Shreveport (the “Louisiana Partnership”), and Shreveport Capital Corporation, a wholly owned subsidiary of the Louisiana Partnership (the “Shreveport Bonds”) together with the right to all interest paid with respect thereto after the closing date, and

•

transferred to Carano, free and clear of any liens, $6,912,113 original principal amount of Shreveport Bonds together with the right to all interest paid with respect thereto after the closing date and a stock equity interest representing a capital contribution amount of $286,889 issued by Shreveport Gaming Holdings, Inc., a limited partner of the Louisiana Partnership that is not affiliated with Resorts or the Company.

At closing, Resorts and Carano paid to AcquisitionCo in cash $1,142,974 and $170,658, respectively, representing accrued and unpaid interest on the Shreveport Bonds received by them.

The terms of the Purchase Agreement entitled Resorts, prior to or immediately following the Company’s acquisition of its interest in Resorts, to make a distribution of up to $10 million to the members of Resorts other than Acquisition Co. On July 25, 2007, Resorts made a $10 million distribution to its then current members in accordance with these terms of the Purchase Agreement. The distribution was funded through borrowings under Resorts’ credit facility.

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

Resorts also owns a 21.25% interest in Tamarack Crossing, LLC, a Nevada limited liability company that owns and operates Tamarack Junction, a small casino in south Reno which commenced operations September 4, 2001. Tamarack Junction is situated on approximately 62,000 square feet of land with 13,000 square feet of gaming space that had 459 slot machines at December 31, 2008.

Management of Resorts

Resorts’ board of managers (the “Resorts Board”) is currently composed of four managers, including AcquisitionCo and three managers of Resorts who were managers prior to the Resorts transaction, Donald L. Carano, Recreational Enterprises, Inc. (“REI”), and Hotel-Casino Management, Inc. (“HCM”). Under the terms of the Resorts Operating Agreement, AcquisitionCo is deemed to have designated Thomas R. Reeg as its current representative for all determinations made by the Resorts Board. REI and HCM is deemed to have designated Gary L. Carano and Raymond J. Poncia, Jr., respectively, as their current representatives on the Resorts Board. So long as they remain managers of Resorts, AcquisitionCo, REI and HCM may change their respective representatives on the Resorts Board from time to time by notice to Resorts.

As long as AcquisitionCo or an affiliate of AcquisitionCo continues to be a member of Resorts, AcquisitionCo will designate one of Resorts’ managers. As long as REI or an affiliate of REI continues to be a member of Resorts, REI will be entitled to designate three of Resorts’ managers. Currently, there are only two REI designated managers, REI and Donald L. Carano. A third REI designated manager, Leslie Stone Heisz, resigned effective March 2008, and, as of the date hereof, REI has not designated a replacement. As long as HCM or an affiliate of HCM continues to be a member of Resorts, HCM is entitled to designate one of Resorts’ managers. Generally, any manager of Resorts may be removed from office with cause upon a vote of more than 50% of Resorts’ membership interests.

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

Under the Resorts Operating Agreement, the Resorts CEO is given the general powers and duties of management usually vested in the chief executive officer of a corporation along with such other powers and duties as may be prescribed by the Resorts Board or the Resorts Operating Agreement, including the supervision, direction and control of the day-to-day business and affairs of Resorts. In addition to the general authority, the Resorts CEO has the following specific rights which may be exercised on behalf of Resorts:

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

Business Strategy

Resorts has an experienced management team that includes Donald Carano and several members of his immediate family. Donald Carano, the Chief Executive Officer and a member of the Board of Managers of Resorts, co-founded Eldorado-Reno in 1973 and has been the driving force behind its development. In addition to Donald Carano, each of Resorts’ other seven senior executives has in excess of 25 years of experience in the gaming industry. The day-to-day management of Eldorado-Shreveport is performed by on-sight personnel that Resorts has hired on behalf of the Louisiana Partnership. By the terms of the Eldorado-Shreveport management agreement, Resorts is obligated to provide oversight of on-site management by no less than three of its executives or other individuals it designates. The individuals who currently serve in this capacity are Gary Carano, Gregg Carano, Rhonda Carano, Robert Jones and Rob Mouchou. In their oversight roles, these executives have dedicated time to assist in the management of Eldorado-Shreveport and will continue to do so in the future, but to date their oversight responsibilities have not had, nor is it anticipated that they will have, an impact on operations at Eldorado-Reno. In addition to their roles in the management of Resorts, members of the Carano family beneficially own currently approximately 51% of Resorts.

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

The cost incurred by Resorts for advertising in 2008 was $6,921,000 compared with $7,080,000 in 2007.

Strategic Expansion and Improvements. Since opening Eldorado-Reno in 1973, Resorts has employed a strategy of periodic expansion and improvement in order to maintain and enhance Eldorado-Reno’s position as a leader in the Reno area. Continuing this strategy, Eldorado-Reno is constantly updating its property in order to maintain its presence as one of the premier hotels in the Reno area. In November 2006, Eldorado-Reno built an imaginative bar featuring a lounge and VIP seating area adjacent to its La Strada restaurant. This project also created two new private dining areas designed to accommodate parties and additional dining space in the La Strada restaurant. The bar and additional seating were completed in February 2007. In January 2009, the BuBinga nightclub was converted into a high limit gaming room. This gaming area, with two elegant bars and numerous plasma televisions, is the only one of its kind in northern Nevada.

Resorts owns a 31,000 square foot piece of property across the street from and west of Eldorado-Reno which could be used for further expansion of Eldorado-Reno and two other adjacent parcels totaling approximately 18,687 square feet which are currently utilized as surface parking that accommodates approximately 140 vehicles but could be used for further expansion of Eldorado-Reno. In August 2007, Resorts purchased a small motel located adjacent to the Eldorado-Reno’s parking garage which was subsequently closed and there are no current plans to reopen.

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

As of December 31, 2008, Eldorado-Reno offered approximately 76,500 square feet of gaming space, with approximately 1,422 slot machines, 50 table games consisting of blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, Caribbean stud poker, mini-baccarat, two keno games and a poker room. Eldorado-Reno’s casino includes a mix of slot machines and table games which management believes makes it attractive to both middle-income and premium-play customers. Slot machines, which are offered in denominations from 1 cent to $100, generated approximately 64% of Eldorado-Reno’s total gaming revenues in 2008. A diverse selection of table games and a variety of table limits encourage play from a wide range of gaming customers, which management believes makes Eldorado-Reno one of the premier table games casinos in the Reno market.

The interior of the hotel is designed to create a European ambiance and offers 815 finely-appointed guest rooms and suites, including 17 specialty suites, 93 “Eldorado-Reno Player’s Spa Suites” with bedside spas and 26 one- or two-bedroom penthouse suites. Hotel guests enjoy panoramic views of Reno’s skyline and the majestic Sierra Nevada mountain range. In 2008 and 2007, Eldorado-Reno achieved average hotel occupancy of 84.1% and 85.1%, respectively. In 2008, Eldorado-Reno achieved an Average Daily Rate (“ADR”) of approximately $66.35 compared with $74.29 in 2007.

Eldorado-Reno is nationally recognized for its cuisine. Its seven dining venues, which have an aggregate seating capacity of more than 1,300, range from buffet to gourmet and offer high quality food at reasonable prices.

Eldorado-Reno’s dining venues include the following:

•

Roxy’s, which has a seating capacity of approximately 254, is a Parisian-style bistro, restaurant and bar with contemporary American influences offering French country fare, steaks and seafood along with an extensive wine list;

•	La Strada, features northern Italian cuisine in an Italian countryside villa setting, and has a seating capacity of approximately 164;

•	The Brew Brothers, which has a seating capacity of approximately 190, was the first microbrewery located in a hotel/casino;

•	The Prime Rib Grill, which has a seating capacity of approximately 186, is a spirited, lively steak and seafood house specializing in prime rib and grilled entrees;

•

The Buffet, which has a seating capacity of approximately 340, offers a 200-foot buffet offering a variety of cuisines, including American, Italian, Chinese, Mexican, Hop Wok grill, a pizza station and salad, fruit and ice cream bars;

•	Tivoli Gardens, which has a seating capacity of approximately 210, offering a 24-hour-a-day restaurant with a menu featuring Asian, Italian, Mexican and classic American cuisines;

•	Golden Fortune, which is situated within Tivoli Gardens, offers authentic Hong Kong style cuisine offering 90 specialties.

Eldorado-Reno’s selection of high-quality food and beverages reflects the Carano family’s emphasis on the dining experience. Eldorado-Reno chefs utilize homemade pasta, carefully chosen imported ingredients, fresh seafood and top quality USDA choice cuts of beef. Throughout the property, beverage offerings include The Brew Brothers microbrewed beers and wines from the Ferrari-Carano Winery.

Eldorado-Reno features a 566-seat showroom a cabaret on the casino floor and a VIP lounge. Other amenities offered by Eldorado-Reno include two retail shops, a versatile 12,400 square foot convention center and an outdoor plaza located diagonal to Eldorado-Reno which hosts a variety of special events. Eldorado-Reno has parking facilities for over 1,130 vehicles including a 643-space self-park garage, a 124-space surface parking lot and a 363-space valet parking facility.

Due to a number of factors affecting consumers, including a slowdown in the global economy, contracting credit markets, and reduced consumer spending, 2008 was a difficult year for the casino resort business. Visitation to the Reno area was down over 200,000 from 2007 and airline passengers to the Reno-Tahoe International Airport declined by 12.1%, resulting in lower casino volumes and a reduced demand for hotel rooms. The deterioration in economic conditions will likely continue causing Eldorado-Reno to compete more aggressively for customers with the seven other hotel-casinos that, like the Eldorado-Reno, each generates at least $36 million in annual gaming revenues, including the Silver Legacy.

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

Silver Legacy is situated on two city blocks, encompassing 240,000 square feet in downtown Reno. The hotel currently offers 1,710 guest rooms, including 141 player spa suites, eight penthouse suites and seven hospitality suites. Many of Silver Legacy’s guest rooms feature views of Reno’s skyline and the Sierra Nevada mountain range. Silver Legacy’s 10-story parking facility can accommodate approximately 1,750 vehicles. At December 31, 2008, Silver Legacy’s casino had approximately 87,300 square feet of gaming space with 1,623 slot machines and 64 table games, including blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, Baccarat and Pai Gow, a keno lounge and a race and sports book. “Club Legacy,” Silver Legacy’s slot club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries.

Silver Legacy’s dining options are offered in six venues:

•

Sterling’s Seafood Steakhouse, which has a seating capacity of approximately 170, offering the finest in steaks and seafood along with an extensive wine list, tableside desserts and an extravagant Sunday Brunch;

•	Flavors! The Buffet, has a seating capacity of approximately 500;

•	Fairchild’s Oyster Bar, which has a seating capacity of approximately 55, offering a comfortable drink and specialized seafood dining;

•	Café Sedona, has a seating capacity of approximately 330, offering an extensive menu that includes American classics and Chinese cuisine 24-hours a day;

•	Fresh Express Food Court, which has a seating capacity of approximately 110, offering a range of options including a deli and grill, authentic Asian cuisine and American classics; and

•	Sips Coffee House, situated in the hotel lobby, which offers gourmet coffee and teas.

In addition, the hotel sponsors entertainment events which are held in the hotel’s convention area. Silver Legacy’s other amenities include retail shops, exercise and spa facilities, a beauty salon and an outdoor swimming pool and sundeck.

Eldorado-Reno, Silver Legacy, and Circus Circus-Reno (which is owned by ELLC’s Silver Legacy Joint Venture partner) are connected in a “seamless” manner by 200-foot wide skyway corridors. These enclosed corridors serve as entertainment bridgeways between the three properties and house several restaurants and retail shops. Eldorado-Reno, Silver Legacy and Circus Circus-Reno comprise the heart of the Reno market’s prime gaming area and room base, providing the most extensive and the broadest variety of gaming, entertainment, lodging and dining amenities in the Reno area, with an aggregate of 4,097 rooms, 20 restaurants and enough parking to accommodate approximately 6,000 vehicles, and as of December 31, 2008, approximately 4,136 slot machines and 149 table games.

A new city-owned 50,000 square-foot ballroom facility was opened in February 2008, and is operated and managed by Silver Legacy, together with Eldorado-Reno and Circus Circus-Reno, and complements the existing Reno Events Center. It provides an elegant venue for large dinner functions and convention meeting space along with concert seating for approximately 3,000 attendees.

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

The following is a summary of the Silver Legacy Joint Venture Agreement. The summary is qualified in its entirety by reference to the Silver Legacy Joint Venture Agreement, which is incorporated by reference as an exhibit to this annual report.

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

Buy-Sell Provision. Either Silver Legacy Partner (provided such Silver Legacy Partner is not in default of any of the provisions of the Silver Legacy Joint Venture Agreement) may make an offer (“Offer”), which will constitute an irrevocable offer by the Silver Legacy Partner giving the Offer, either to (i) purchase all, but not less than all, of the interest in the Silver Legacy Joint Venture of the other Silver Legacy Partner free of liens and encumbrances for the amount specified in the Offer (the “Sales Price”), or (ii) sell all, but not less than all, of its interest in the Silver Legacy Joint Venture free of liens and encumbrances to the other Silver Legacy Partner for the amount specified in the Offer (the “Purchase Price”). The Silver Legacy Partner receiving an Offer will have a period of two months to accept the Offer to sell at the Sales Price or, in the alternative, to require that the offering Silver Legacy Partner sell its interest to the other Silver Legacy Partner at the Purchase Price. The closing of the transaction for the sale or purchase of the Silver Legacy Joint Venture interest shall occur not later than six months after the notice of election or at such other time as may be required by the Nevada Gaming Authorities. Subject to any agreements to which the Silver Legacy Joint Venture is a party, the Silver Legacy Partner purchasing the Silver Legacy Joint Venture interest (the “Purchasing Silver Legacy Partner”) shall be entitled to encumber the Silver Legacy Joint Venture property in order to finance the purchase, provided that the other Silver Legacy Partner (the “Selling

Silver Legacy Partner”) will have no liability, contingent or otherwise, under such financing. The Purchasing Silver Legacy Partner may assign all or part of its right to purchase the Silver Legacy Joint Venture interest of the Selling Silver Legacy Partner to an affiliate of the Purchasing Silver Legacy Partner, provided that no such assignment relieves the Purchasing Silver Legacy Partner of its obligations in the event of a default by the affiliate.

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

Reno Market

Reno is the second largest metropolitan area in Nevada, with a population of approximately 418,000 according to the most recently available U.S. census data, and is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 135 miles east of Sacramento, California and 225 miles east of San Francisco, California. Reno is a destination resort market that primarily attracts “drive-in” visitors by offering gaming as well as numerous other summer and winter recreational activities. In addition to gaming, the Reno area features national forests, mountains and lakes (including Lake Tahoe) and offers year-round opportunities for outdoor activities of all types. An estimated two-thirds of visitors to the Reno market arrive by some form of ground transportation. Under normal conditions, Eldorado-Reno and Silver Legacy are within a 10-minute drive of the airport, making them easily accessible to visitors traveling to Reno by air.

The Reno area enjoys relatively mild weather, with abundant sunshine throughout the year and low humidity. Reno’s annual snowfall is modest, although heavier snowfall in the mountain passes around Reno can obstruct traffic to Reno. Special annual events in the Reno area include Hot August Nights, the National Championship Air Races, the Reno Balloon Races, Street Vibrations, the Reno/Tahoe Open PGA golf tournament and the Reno Rodeo. According to the Reno-Sparks Convention and Visitors Authority (the “Visitors Authority”) and the Nevada Commission on Tourism, the greater Reno area attracted an estimated 4.8 million visitors for the twelve months ended June 30, 2008 compared to an estimated 5.0 million for the twelve months ended June 30, 2007.

The following table sets forth certain statistical information for the Reno market for the years 2004 through 2008 as reported by the Visitors Authority, the Nevada Commission on Tourism and the Nevada State Gaming Control Board.

	The Reno Market
	2004	2005	2006	2007	2008
Gaming Revenues (000’s)(1)	$903,567	$920,722	$940,315	$925,512	$831,889
Gaming Positions(2)(3)	24,086	23,666	21,794	21,670	20,217
Hotel Rooms(2)	15,654	14,620	14,393	15,292	15,637
Average Hotel Occupancy Rate(1)	77.8%	75.6%	76.6%	75.4%	66.6%
Visitors(4)	4,997,295	4,765,737	4,925,358	5,040,772	4,838,914

(1)	For the twelve months ended December 31 for each period shown.
(2)	As of December 31 for each period shown.
(3)	Calculated from information provided by the Nevada State Gaming Control Board.
(4)	For the twelve months ended June 30 for each period shown.

The National Bowling Stadium, located approximately one block from Eldorado-Reno and Silver Legacy, opened in February 1995. The state-of-the-art facility, which features 80 bowling lanes, has been selected to host tournaments for the American Bowling Congress (the “ABC”) and the Women’s International Bowling Congress (the “WIBC”), which has merged with the ABC to form the United States Bowling Congress (the “USBC”), two of every three years through 2018. The National Bowling Stadium, which did not host an ABC or WIBC tournament in 2008, was the site of the WIBC’s National Championship Bowling Tournament in 2006 and the ABC’s National Championship Bowling Tournament in 2007 and will host these tournaments again in 2009 and 2010, respectively. Through a one-time agreement, the National Bowling Stadium will also host the USBC Tournament in Reno in 2011, usually an off year for Reno. According to the Visitors Authority, bowling tournaments held at the National Bowling Stadium attract visitors from markets that do not normally contribute substantially to Reno’s visitor profile. The National Bowling Stadium also features a large-screen movie theater, retail space and can be configured to host special events and conventions.

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

Eldorado-Shreveport commenced operations on December 20, 2000. Resorts acquired an initial 76.4% interest in the partnership that owns Eldorado-Shreveport and assumed its role as manager of the property on July 22, 2005. Resorts acquired the remaining 23.6% partnership interest, other than certain rights associated with the “Preferred Capital Contribution Amount” and “Preferred Return” (as these terms are defined in the partnership agreement) on March 20, 2008. Eldorado-Shreveport consists of a 403-room, all suite hotel and a three-level riverboat dockside casino. The casino contains approximately 59,000 square feet of space with approximately 1,437 slot machines, approximately 50 table games and a poker room with 15 tables. The riverboat casino floats in a concrete and steel basin that raises the riverboat nearly 20 feet above the river. The basin virtually eliminates variation in the water height and allows the boat to be permanently moored to the land-based pavilion. Eldorado-Shreveport’s computerized pumping system is designed to regulate the water level of the basin to a variance of no more than three inches.

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

Shreveport/Bossier City Market

Eldorado-Shreveport was built next to an existing riverboat gaming and hotel facility formerly operated by Harrah’s Entertainment and now operated by Boyd Gaming. The two casinos form the first and only “cluster” in the Shreveport/Bossier City market, allowing patrons to park once and easily walk between the two facilities. There are currently five casinos and a racino operating in the Shreveport/Bossier City market, which is the largest gaming market in Louisiana. The Shreveport/Bossier City gaming market permits continuous dockside gaming without cruising requirements or simulated cruising schedules, allowing casinos to operate 24 hours a day with uninterrupted access. Based on information published by the state of Louisiana, the five casino operators and racino in the Shreveport/Bossier City market generated approximately $847.5 million in gaming revenues in 2008, compared with approximately $844.1 million in 2007.

The principal target markets for Eldorado-Shreveport are patrons from the Dallas/Ft. Worth Metroplex and East Texas. It is estimated that approximately 7.2 million adults reside within approximately 200 miles of Shreveport/Bossier City. Eldorado-Shreveport is located approximately 180 miles east of Dallas and can be reached by car in approximately three hours. Flight times are less than one hour from both Dallas and Houston to the Shreveport Regional Airport.

The following table sets forth certain statistical information for the Shreveport/Bossier City market for the years 2004 through 2008 as reported by the Louisiana Gaming Control Board.

	The Shreveport/Bossier City Market
	2008	2007	2006	2005	2004
Gaming Revenues (000’s)(1)	$847,533	$844,130	$847,409	$814,229	$835,506
Gaming Positions (2)(3)	8,975	8,930	9,179	9,225	9,190
Admissions (000’s) (1)	12,657	13,373	13,689	14,693	16,378

(1)	For the twelve months ended December 31 for each period shown.
(2)	As of December 31 for each period shown.
(3)	Calculated from information provided by the Louisiana Gaming Control Board.

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

Eldorado-Reno and Silver Legacy compete for customers primarily on the basis of location, range and pricing of amenities and overall atmosphere. Of the 32 casinos currently operating in the Reno market, Eldorado-Reno and Silver Legacy each competes principally with the seven other hotel-casinos that, like Eldorado-Reno and Silver Legacy, each generates at least $36 million in annual gaming revenues. One existing hotel/casino completed construction on an expansion of its hotel, casino, restaurants and parking facilities along with various other amenities in December 2007. There have also been announcements of other pending expansion and/or new projects within the Reno market. At this time, Resorts cannot predict the extent to which new and proposed projects will be undertaken or the extent to which current hotel and/or casino space may be expanded in the future nor can it determine the impact they may have on its operations. Resorts expects that any additional rooms added in the Reno market will increase competition for visitor revenue. There can be no assurance that any growth in Reno’s current room base or gaming capacity will not adversely affect Resorts’ financial condition or results of operations. Eldorado-Reno and Silver Legacy also compete with hotel-casinos located in the nearby Lake Tahoe region as well as those in Las Vegas, Nevada. A substantial number of customers travel to both Reno and the Lake Tahoe area during their visits. Consequently, Resorts believes that Eldorado-Reno’s success as well as that of Silver Legacy is influenced to some degree by the success of the Lake Tahoe market. While Resorts does not anticipate a decline in the popularity of either Reno or Lake Tahoe as tourist destination areas in the foreseeable future, any such decline could adversely affect the operations at Eldorado-Reno and Silver Legacy.

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

Under their current compacts, most Native American tribes in California may operate up to 2,000 slot machines, and up to two gaming facilities may be operated on any reservation. Under action taken by the National Indian Gaming Commission, gaming devices similar in appearance to slot machines, but which are deemed to be technological enhancements to bingo style gaming, are not subject to limits imposed by the State of California on the number of slot machines and may be used by tribes without state permission. The number of slot machines the tribes are allowed to operate may increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive the requisite approvals, such as has been the case with respect to a number of new or amended compacts recently executed and approved. For example, on September 2, 2004, a Sacramento-area casino received approval of amendments to its compact allowing for approximately 800 additional machines which were placed in operation during the fourth quarter of 2004 and increased the number of machines at this property to approximately 2,700. In April 2007, the California Senate approved amendments to the compacts of five Native American tribes. In June 2007, the California Assembly approved four of these five compacts which increased the number of slot machines permitted to be operated by two of the four tribes from 2,000 to 5,000 each and increased the number that may be operated by each of the other two tribes from 2,000 to 7,500. California voters approved these four increases by their approval of gaming referendums on their statewide ballot on February 5, 2008. Resorts’ management believes that the increase in the number of slot machines permitted to be operated by the four tribes will not significantly impact Eldorado’s and Silver Legacy’s operations since the casinos operated by those tribes are located in southern California. In September 2008, the Governor of California signed a bill, which is subject to approval by the Bureau of Indian Affairs, ratifying an amendment to the compact of a tribe located in northern California to increase from 2,000 to 5,000 the number of slot machines that may be operated by this tribe. This tribe opened a casino in December 2008 that is located 20 miles east of Sacramento and currently offers 2,000 slot machines. The amendment of the compact of this tribe and new compacts or modifications to existing compacts of other tribes that currently operate or may operate casinos in central or northern California to provide similar increases to the number of slot machines permitted to be operated, could have a material adverse impact on Resorts’ operations, depending on the number of such tribes securing new or modified compacts, the number of additional machines permitted and the locations of the properties utilizing the additional machines. We believe the continued growth of Native American gaming establishments, including the addition of hotel rooms and other amenities, could continue to place additional competitive pressure on Resorts’ operations. While we cannot predict the extent of any future impact, it could be significant.

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

The Shreveport/Bossier City gaming market is characterized by intense competition and the market has not grown substantially since Eldorado-Shreveport originally opened as the Hollywood Casino in December 2000. Eldorado-Shreveport competes directly with four casinos, three of which have operated in the Shreveport/Bossier City market for several years and have established customer bases. In May 2003, an existing racetrack, which had been acquired by one of the existing casinos in the market, opened a temporary gaming facility with approximately 900 slot machines. That racetrack completed construction and opened a new permanent facility accommodating approximately 1,400 slot machines in April 2004. Casino gaming is currently prohibited in several jurisdictions from which the Shreveport/Bossier City market draws customers, primarily Texas. Although casino gaming is currently not permitted in Texas, the Texas legislature has from time to time considered proposals to authorize casino gaming. In July 2003, the Chickasaw Nation announced the opening of WinStar Casinos, a Las Vegas-style, 110,000-square-foot gaming facility located in Oklahoma approximately 60 miles north of the Dallas/Fort Worth area. Although gaming in Oklahoma is limited by law to Class II-type games, which have previously been technologically incapable of offering a similar entertainment experience to Eldorado-Shreveport’s Class III-type games, recent innovations have allowed the Class II-type product to compete much more effectively than in the past. In November 2004, voters in Oklahoma approved several ballot initiatives which, when fully implemented, will (1) allow Class II-type games at three Oklahoma racetracks, the closest of which is approximately 200 miles from the Dallas/Fort Worth area; (2) allow several new electronic gaming devices, including video poker, that are defined as “games of skill” at native-American casinos; and (3) allow certain “player-pooled” table games such as poker and blackjack at native-American casinos. Since Eldorado-Shreveport draws a significant number of its customers from the Dallas/Fort Worth area, but is located approximately 190 miles from that area, management believes Eldorado-Shreveport will face increased competition from the WinStar Casinos, racetracks and similar types of facilities.

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

	Year Ended December 31,
	2008		2007		2006
			(Dollars in Thousands)
Revenues:
Casino(1)	$231,087	81.1%	$225,152	79.0%	$222,774	79.3%
Food, Beverage and Entertainment(2)	63,367	22.2	67,049	23.5%	62,650	22.3%
Hotel(2)	26,658	9.4	28,777	10.1%	27,032	9.6%
Other(2)	7,797	2.7%	8,046	2.8%	7,707	2.7%

Gross revenues	328,909	115.5	329,024	115.4%	320,163	113.9%
Less:
Complimentary allowances(2)	(44,087)	(15.5)	(43,888)	(15.4%)	(39,088)	(13.9%)
Net revenues	$284,822	100.0%	$285,136	100.0%	$281,075	100.0%

(1)	Casino revenues are the net difference between the sums received as winnings and the sums paid as losses.
(2)	Hotel, food, beverage, entertainment and other include the retail value of services which are provided to casino customers and others on a complimentary basis. Such amounts are then deducted as complimentary allowances to arrive at net revenue.

Evansville, Indiana

On March 31, 2008, Resorts and a newly formed, wholly owned subsidiary of Resorts (“Resorts Indiana”), entered into a definitive agreement (the “Evansville Agreement”) pursuant to which Resorts Indiana agreed to purchase from Aztar Riverboat Holding Company, LLC (the “Seller”) all of the membership interests in Aztar Indiana Gaming Company, LLC (“Aztar Indiana”), an indirect subsidiary of Tropicana Casinos and Resorts. Aztar Indiana owns the Casino Aztar riverboat gaming and hotel property in Evansville, Indiana (the “Indiana Property”). The agreement provided for a purchase price, subject to certain adjustments, of up to $245 million, consisting of $190 million of cash, a $30 million note to be issued by a new holding company of Resorts and up to $25 million that would be dependent on the performance of the Indiana Property during the 12 months following closing. At the time it entered into the Evansville Agreement, Resorts placed in escrow a $10 million deposit that was to be credited against the purchase price and released and paid to the Seller upon the closing of the transaction. The purchase was subject to customary conditions including the receipt of requisite gaming approvals and the expiration or early termination of any waiting period under the Hart-Scott-Rodino Improvements Act of 1976. On August 1, 2008, Resorts began incurring $196,000 per month in connection with the financing commitment for the Evansville transaction, and this amount increased to $245,000 per month after September 30, 2008 and was to continue until the earlier of the initial funding under the commitment or the termination of the commitment, which would have continued in effect until December 31, 2008 if not earlier terminated. The proposed acquisition of Aztar Indiana was originally to be consummated utilizing a new term loan facility together with the $10 million escrowed deposit to fund the $190 million cash portion of the purchase price payable at closing and other fees and expenses related to the acquisition.

On May 5, 2008, Tropicana Entertainment, LLC and certain of its affiliated entities, including Aztar Indiana and the Seller, filed for bankruptcy relief under Chapter 11 of the Bankruptcy Code. As a result of the filing, the Seller became entitled, at its option, to assume or reject prepetition executory contracts such as the Evansville Agreement, subject to approval of the bankruptcy court. On September 22, 2008, the bankruptcy court approved bidding procedures to allow Tropicana to seek higher and better bids to purchase Aztar Indiana. As a result of the process, no higher or better bids were received. Accordingly, a sale hearing was scheduled before the bankruptcy court where Tropicana was to seek the entry of an order approving and authorizing the sale of Aztar Indiana to Resorts pursuant to the Evansville Agreement.

On November 20, 2008, in light of uncertainty regarding whether the acquisition of Casino Aztar would close, Resorts and the Seller agreed to terminate the Evansville Agreement with the following terms of settlement: (i) payment of $5 million of the escrowed deposit to the Seller with the balance, including any accrued interest less escrow costs, being distributed to Resorts, (ii) the right of Resorts to a $5 million credit against any consideration otherwise owed by Resorts in the event of any future agreement of Resorts to acquire Aztar Indiana or an interest therein, and (iii) mutual releases of the parties from any further obligation under the Evansville Agreement. On November 26, 2008 the bankruptcy court approved the terms of settlement and Resorts gave notice of its termination of the commitment for the financing related to the proposed acquisition of Aztar Indiana. As a result of the settlement, Resorts recognized $5 million of the escrow deposit as expense in the fourth quarter of 2008 along with other expenses relating to the transaction of approximately $1.8 million and $0.9 million in fees associated with the financing commitment.

Governmental Regulation

Resorts’ and its subsidiaries’ operations are subject to extensive regulation under laws, rules and supervisory procedures primarily in the jurisdictions where their facilities are located or docked. If additional gaming regulations are adopted in Nevada or Louisiana where their operations are conducted, those regulations could impose restrictions or costs that could have a significant adverse effect on those operations. From time to time, various proposals have been introduced in the legislatures of the two jurisdictions in which Resorts’ and its subsidiaries’ operations are conducted that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and those operations. We do not know whether or when such legislation will be enacted. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees could adversely affect Resorts’ and its subsidiaries’ operations.

Some jurisdictions, including the two in which Resorts is licensed, Nevada and Louisiana, empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and require access to periodic reports respecting those gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.

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

Changes in these, regulations and procedures could have an adverse effect on gaming operations at Nevada casinos, including the Eldorado-Reno and Sliver Legacy.

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

The Company has been approved to be registered by the Nevada Commission as a “publicly traded corporation” as that term is defined in the Nevada Act. The Company is deemed a publicly traded corporation under the Nevada Act because its Class A Units are registered under the Securities Exchange Act of 1934 and the Company is accordingly required to file periodic reports pursuant to that Act. There is currently only one Class A Unit issued and outstanding and it is not currently anticipated that any of the Company’s membership units or any other securities of the Company will be listed for trading or trade with any frequency.

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

The Order of Registration issued by the Nevada Commission authorizing the Company to consummate the Resorts Transaction (the “Order of Registration”) contains certain conditions, including conditions that (1) prohibit VoteCo, InvestCo or their respective affiliates from selling, assigning, transferring, pledging or otherwise disposing of Class A Membership Units or Class B Membership Unites of Resorts or any other security convertible into or exchangeable for Class A Membership Units or Class B Membership Units, without the prior approval of the Nevada Commission, and (2) prohibit the Company from declaring cash dividends or distributions on any class of membership unit of the Company beneficially owned in whole or in part of InvestCo, VoteCo, or their respective affiliates, without the prior approval of the Nevada Commission.

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

In a special session held in April 1996, the Louisiana Legislature passed the Louisiana Gaming Control Act, or the Gaming Control Act, which created the Louisiana Gaming Control Board, or the Gaming Control Board. Pursuant to the Gaming Control Act, all of the regulatory authority, control and jurisdiction of licensing for riverboats was transferred to the Gaming Control Board. The Gaming Control Board is made up of nine members and two ex-officio members (the Secretary of Revenue and Taxation and the Superintendent of the Louisiana State Police). It is domiciled in Baton Rouge and regulates riverboat gaming, the land-based casino in New Orleans, racetrack slot facilities and video poker. The Attorney General acts as legal counsel to the Gaming Control Board. Any material alteration in the method whereby riverboat gaming is regulated in the State of Louisiana could have an adverse effect on the operations of Eldorado-Shreveport.

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

In addition to an annual fee of $100,000 that is payable for the operation of Eldorado-Shreveport, the State of Louisiana imposes a gaming tax equal to 21.5% of the net gaming proceeds generated by the Louisiana Partnership. Additionally, each local government may charge a boarding fee or admissions tax. Eldorado-Shreveport currently pays admission taxes of 4.75% of its adjusted gross receipts to various local governmental bodies. Any increase in these fees or taxes could have a material and detrimental effect on the operations of Eldorado-Shreveport.

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

Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department and the Nevada Gaming Authorities require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation began in 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States which are exempt from the ambit of these regulations.

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

In addition to the annual assessments referred to above, Resorts has expended approximately $933,000 in connection with environmental matters from January 1, 1993 through December 31, 2008, of which approximately $1,475 was expended in 2008 and approximately $775 was expended in 2007.

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

Employees

As of December 31, 2008, there were approximately 1,567 employees at Eldorado-Reno and approximately 1,400 employees at Eldorado-Shreveport. At that date there were approximately 1,900 employees at Silver Legacy. A substantial majority of the employees at each property are nonmanagement personnel. The number of people employed at any time at either of the Reno properties is subject to seasonal fluctuation. None of the employees at Eldorado-Reno, Eldorado-Shreveport or Silver Legacy are covered by a collective bargaining agreement. Resorts believes that employee relations at Eldorado-Reno, Eldorado-Shreveport and Silver Legacy are excellent.

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

•

Eldorado-Reno’s, Silver Legacy’s and Eldorado-Shreveport’s operations are affected by changes in general economic and market conditions nationally, such as the current economic recession, as well as such conditions in the respective areas where their operations are conducted and in those areas where their customers live, including, in the case of Eldorado-Reno and Silver Legacy, California, and, in the case of Eldorado-Shreveport, Texas.

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

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

The Company

The Company owns no real property. But, upon the closing of the Resorts transaction on December 14, 2007, the Company acquired an indirect equity interest in Resorts which directly or indirectly, through the Louisiana Partnership, Eldorado-Reno and Silver Legacy Joint Venture, holds interests in real property.

Resorts

Eldorado-Reno is situated on an approximately 159,000 square foot parcel at 345 North Virginia Street, Reno, Nevada. Resorts owns the entire parcel, except for approximately 30,000 square fee which is leased from C, S and Y Associates, a general partnership of which Donald Carano is a general partner. The lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 and (ii) an amount based on a decreasing percentage of Eldorado-Reno’s gross gaming revenues ranging from 3.0% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75.0 million. Rent in 2008 totaled approximately $624,000, compared with approximately $633,000 in 2007. Substantially, all of Resorts’ real property and the related personal property (including Eldorado-Reno, a 31,000 square foot parcel of property across the street from and west of Eldorado-Reno and two adjacent parcels totaling an additional 18,687 square feet) is subject to encumbrances securing the repayment of Resorts’ senior secured revolving credit facility (as amended, the “Resorts Credit Facility”), which provides for borrowing from time to time of up to $30 million and terminates on February 28, 2011. At December 31, 2008, the indebtedness outstanding under the Resorts Credit Facility was $12.75 million.

Silver Legacy Joint Venture

Silver Legacy is owned by Silver Legacy Joint Venture, a Nevada general partnership of which a 96%-owned subsidiary of Resorts is a 50% partner. Silver Legacy is situated on two neighboring parcels of land, located at 407 North Virginia Street and 411 North Sierra Street in Reno, Nevada. Silver Legacy Joint Venture owns both parcels, comprising 118,167 and 119,927 square feet, respectively. As of December 31, 2008 both parcels and the improvements located thereon were encumbered by liens securing the indebtedness incurred under Silver Legacy Joint Venture’s senior credit facility (the “Silver Legacy Credit Facility”) and the indebtedness evidenced by $160 million principal amount of 10-1/8% mortgage notes due 2012 co-issued by Silver Legacy Joint Venture and its wholly owned subsidiary, Silver Legacy Capital Corp. (the “Silver Legacy Notes”). At December 31, 2008, the aggregate principal amount of the indebtedness secured by these liens totaled $160.0 million. In February 2009 the Silver Legacy Joint Venture purchased and retired $17.2 million principal amount of the Silver Legacy Notes for $11.4 million. See Note 7 of the Notes to Consolidated Financial Statements of Silver Legacy Joint Venture incorporated by reference in Item 8 of this report.

Louisiana Partnership

The Louisiana Partnership, a Louisiana general partnership in which two wholly owned subsidiaries of Resorts own all of the partnership interest (other than certain rights associated with the “Preferred Capital Contribution Amount” and “Preferred Return” (as these terms are defined in the partnership agreement)), leases approximately nine acres of land in Shreveport, Louisiana on which Eldorado-Shreveport was constructed. Eldorado-Shreveport consists of a 403-room, all-suite hotel and a three-level riverboat dockside casino that contains approximately 59,000 square feet of space. Eldorado-Shreveport’s centerpiece is a 170,000 square foot land-based pavilion housing restaurants and entertainment amenities. An 85-foot wide seamless entrance connects the casino to the land-based pavilion on all three levels resulting in the feel of a land-based casino. The Louisiana Partnership also leases other properties in the Shreveport area for office space, employee parking and storage. At December 31, 2008, substantially all of the Louisiana Partnership’s assets, including Eldorado-Shreveport, were subject to liens securing the repayment of $155,616,000 principal amount of 10% notes due 2012 co-issued by the Louisiana partnership and a wholly owned subsidiary of the Louisiana Partnership (the “Shreveport Notes”), including $31,133,250 principal amount of Shreveport Notes acquired by Resorts in consideration of its issuance to the Company of a new 14.47% interest in Resorts on December 14, 2007.

ITEM 3.	LEGAL PROCEEDINGS.

As of the date of this report, the Company is not a party to any pending legal proceeding and to its knowledge, no action, suit or proceeding against it has been threatened by any person.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

No established public trading market exists for the Company’s membership units. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company’s membership units.

The only classes of equity securities of the Company currently outstanding are its Class A Units, which is the Company’s only class of voting securities, and its Class B Units. As of the date of this report, VoteCo is the holder of record of one Class A Unit, which is the only Class A Unit issued and outstanding, and InvestCo is the only holder of record of the Company’s 9,999 Class B Units. The Company did not issue any equity securities during 2008.

The Company has not in the past paid, and does not expect to pay in the foreseeable future, any dividends or other distributions with respect to its membership units.

Reference is made to the information appearing under the caption “Equity Compensation Plans” in Item 11 of this report, which information is incorporated in this Item 5 by this reference.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE COMPANY

Overview

The following management’s discussion and analysis relates to the Company’s financial statements and notes thereto included in this report and incorporated by reference in Item 8 hereof.

The Company and its subsidiaries were formed as legal entities on January 8, 2007 for the primary purpose of holding equity, directly or indirectly through affiliates, in one or more entities related to the gaming industry, and to exercise the rights, and manage the distributions received, in connection with those holdings. In 2007, the Company incurred costs (primarily professional fees) in connection with a purchase agreement pursuant to which its subsidiary, NGA AcquisitionCo, LLC, acquired a 17.0359% interest in Resorts (see Note 5 to the Company’s Consolidated Financial Statements incorporated by reference in Item 8 hereof), including applications by the Company and certain of its subsidiaries and beneficial owners for licensure with gaming regulatory authorities in Nevada and Louisiana.

The financial statements presented reflect the activity of the Company’s only assets, the investments associated with Resorts, which, from August 1, 2006 (inception) until the acquisition of the interest in Resorts on December 14, 2007, consisted principally of bonds and preferred securities, which are reflected as of the approximate fair value since the date of the Letter of Intent between Resorts and Newport Global in November 2006, and, since the acquisition of the interest in Resorts on December 14, 2007, consists of the acquired interest in Resorts. The related statements of operations reflect the interest and dividends earned on the aforementioned bonds and preferred securities since August 2006 and any direct expenses associated with the Resorts transaction.

The Company has had no revenue generating business since inception and its current business plan consists primarily of its 17.0359% equity interest in Resorts.

Year Ended December 31, 2008 Versus Year Ended December 31, 2007

As a result of the Company’s exchange of an aggregate of $38,045,363 original principal amount of first mortgage bonds due 2012 (the “Shreveport Bonds”) co-issued by Eldorado Casino Shreveport Joint Venture (the “Louisiana Partnership”) and Shreveport Capital Corporation, a wholly owned subsidiary of the Louisiana Partnership, in exchange for a 17.0359% interest in Resorts on December 14, 2007, the Company did not generate interest income for the year ended December 31, 2008 compared to $3.5 million for the year ended December 31, 2007 when the Company held the Shreveport Bonds for approximately 11.5 months. Similarly, the Company did not receive dividend income nor did it recognize any gain on marketable securities for 2008 compared to $0.06 million of dividend income and an approximate $2.0 million gain on marketable securities for the year ended 2007. The Company’s net equity loss on Resorts increased to $4.7 million as a result of a higher net loss for the year 2008 at Resorts compared to $0.06 million in 2007. Another contributing factor to the higher loss experienced in 2008 was the impact of the full year attribution in 2008 versus approximately 17 days in 2007.

Expenses decreased approximately $1.0 million for the year ended December 31, 2008 when compared with the prior year as the Company incurred the majority of the costs associated with the acquisition of its ownership interest in Resorts during 2007.

The income tax benefit for 2008 was approximately $3.1 million for 2008 versus a provision for income taxes of approximately $0.7 million for 2007.

The net loss for the year ended December 31, 2008 was $5.4 million compared to net income of $3.7 million for the year ended December 31, 2007. The decline was largely attributable to the combination of reduced interest income, reduced dividend income, the elimination of the gain on marketable securities, a $3.6 million impairment in the carrying value in Investments in Resorts and a higher net loss on Resorts during 2008 when compared to 2007. The decline in income more than offset the lower expenses during the comparative periods.

Liquidity and Capital Resources

During the year ended December 31, 2008, the Company incurred costs of approximately $0.1 million associated with the Company’s ownership of its interest in Resorts. These costs were funded by Newport. During the year ended December 31, 2007, the Company incurred costs associated with its acquisition of its interest in Resorts totaling approximately $0.2 million. These costs were also funded by Newport on behalf of NGA HoldCo.

For the year ended December 31, 2008, the Company incurred costs of approximately $0.1 million associated with maintaining its gaming and related licenses in Nevada and Louisiana. For the year ended December 31, 2007, the Company incurred costs associated with obtaining these gaming and related licenses totaling $1.1 million. These costs were also funded by Newport on behalf of NGA HoldCo.

For 2009, the Company expects approximately $0.4 million in costs associated with maintaining its gaming and related licenses in Nevada and Louisiana. The costs are to be funded by Newport on behalf of NGA HoldCo. Thus, the Company has the resources to fund its operations and commitments for the next year.

Critical Accounting Estimates and Policies

Investment Valuation

During the year ended December 31, 2007, the Company classified its investments in the Eldorado Shreveport Investments as trading as defined in Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and reported them at fair value. The preferred shares were not traded in a formal exchange and are therefore considered over the counter securities, and as such, these securities are traded by broker dealers who negotiate directly with one another.

Investment in Resorts

The Company accounts for its 17.0359% investment in Resorts using the equity method of accounting in accordance with Emerging Issues Task Force (“EITF”) D-46 “Accounting for Limited Partnership Investments”. The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that the recorded value may not be recoverable. If the Company considers any such decline to be other than temporary, then a write-down would be recorded to estimated fair value. Estimated fair value is determined using a discounted cash flow analysis based on estimated future results of the investee and marked indicators of terminal year capitalization rate. As a result of the Company’s annual impairment test on its investment, the Company recognized a non-cash impairment charge of $3.6 million in 2008 relating solely to its investment in Resorts. The impairment charge resulted from factors impacted be current economic conditions, including: 1) lower marked valuation multiples for gaming assets; 2) higher discount rates resulting from the turmoil in the credit and equity markets; 3) current cash flow forecasts for Resorts.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, upon inception. There was no unrecognized tax recorded as a result of the implementation. Nevertheless, in the event the Company were to incur interest and penalties related to unrecognized tax benefits, the Company would recognize such interest and penalties related to such unrecognized tax benefits within the income tax expense line in the NGA HoldCo accompanying consolidated income statements. Moreover, such accrued interest and penalties would be included within the related tax liability line in the accompanying balance sheet were they to exist.

Recently Issued Accounting Standards

        In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FASB FSP amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE, and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. This FSP is effective for the first reporting period ending after December 15, 2008, and shall apply for each annual and interim reporting period thereafter. We believe that the adoption of this FSP will not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No.162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement was effective November 15, 2008. We currently adhere to the hierarchy of GAAP as presented in SFAS 162, and the adoption is not expected to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and requires enhanced disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. Management does not expect the adoption of FSP No. 142-3 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, we do not expect the adoption of SFAS 160 to have a significant impact on the Company’s results of operations, financial position or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142 and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

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

Overview

Resorts, which was formed in June 1996, owns and operates the Eldorado Hotel & Casino (the “Eldorado-Reno”), a premier hotel/casino and entertainment facility in Reno, Nevada, and manages Eldorado Casino Shreveport, an all suite art deco-style hotel and a tri-level riverboat dockside casino complex situated on the Red River in Shreveport, Louisiana (the “Eldorado-Shreveport”) that is owned by a partnership of which two wholly owned subsidiaries of Resorts are the partners. Resorts’ 96% owned subsidiary, Eldorado Limited Liability Company, a Nevada limited liability company (“ELLC”), owns a 50% interest in a general partnership (the “Silver Legacy Joint Venture”) which owns the Silver Legacy Resort Casino (the “Silver Legacy”), a major, themed hotel/casino located adjacent to Eldorado-Reno. Resorts also owns a 21.25% interest in Tamarack, a small casino in south Reno.

Eldorado Capital Corp., a wholly owned subsidiary of Resorts (“Eldorado Capital”) was established solely for the purpose of serving as a co-issuer of 10 1/2 % Senior Subordinated Notes due 2006 co-issued by Resorts and Eldorado Capital (the “10 1/2 % Notes”). Eldorado Capital also served as a co-issuer of 9% senior notes due 2014 issued by Resorts and Eldorado Capital on April 20, 2004 (the “9% Notes”), the net proceeds of which were used with other funds to retire the 10 1/2% Notes. Eldorado Capital holds no significant assets and conducts no business activity.

Two Nevada limited liability companies wholly owned by Resorts, Eldorado Shreveport #1, LLC (“ES#1”) and Eldorado Shreveport #2, LLC (“ES#2” and, collectively with ES#1, the “Investors”), Resorts and Hollywood Casino Shreveport, a then unaffiliated Louisiana general partnership (the “Louisiana Partnership”), entered into an Investment Agreement dated as of October 18, 2004 (the “Investment Agreement”) pursuant to which the Investors agreed to acquire a controlling general partnership interest (representing all of the voting interests) in the Louisiana Partnership, which owns and operates Eldorado-Shreveport. Pursuant to a Joint Plan of Debtors and Bondholders Committee (the “Plan”) confirmed by the United States Bankruptcy Court, Western District of Louisiana, Shreveport Division (Case No. 04-13259), on July 22, 2005, ES#1 and ES#2 acquired 74% and 1%, respectively, of the partnership interests of the Louisiana Partnership, representing all of the voting partnership interests of the Louisiana Partnership, for $5.0 million in cash. On the same date, ES#1, the managing general partner of the Louisiana Partnership, also acquired 55,006 shares of the common stock of Shreveport Gaming Holdings, Inc., an unaffiliated Delaware corporation which then owned a 25% non-voting partnership interest in the Louisiana Partnership (“SGH”), for $1,266,667 and exercised its option to convert the shares into (i) an additional 1.4% non-voting partnership interest in the Louisiana Partnership and (ii) the right to distributions by the Louisiana Partnership in respect of $1.12 million of the “Preferred Capital Contribution Amount” and the “Preferred Return” in respect of such Preferred Capital Contribution Amount (each as defined in the Louisiana Partnership’s Fifth Amended and Restated Partnership Agreement). As a result of the closing on March 20, 2008 of the Louisiana Partnership’s call of the other 23.6% partnership interest held by SGH, ES#1 and ES#2 now own all of the partnership interests in the Louisiana Partnership other than SGH’s rights relating to its “Preferred Capital Contribution Amount” and its “Preferred Return” (as those terms are defined in the partnership agreement). Pursuant to the Plan, on July 21, 2005, the Louisiana Partnership and its wholly owned subsidiary, Shreveport Capital Corporation, a Louisiana corporation (“Shreveport Capital” and collectively with the Louisiana Partnership, the “Shreveport Issuers”) co-issued $140 million aggregate principal amount of 10% First Mortgage Notes due 2012 (the “New Shreveport Notes”) and the Shreveport Issuers’ previously outstanding $150 million aggregate principal amount of 13% First Mortgage Notes due 2006 with Contingent Interest and $39 million aggregate principal amount of 13% Senior Secured Notes due 2006 with Contingent Interest were cancelled. Resorts acquired ES#1 and ES#2 from Donald L. Carano and Gary L. Carano for $2.0 million, representing their cost, pursuant to a membership units option agreement dated September 28, 2004, by and among Donald L. Carano, Gary L. Carano and Resorts. The membership interests in ES#1 and ES#2 were originally held by Donald L. Carano and Gary L. Carano because it was anticipated that the Shreveport transactions would be consummated prior to Resorts’ receipt of the requisite approvals it would need from the Louisiana Gaming Control Board in order to acquire an interest in the Louisiana Partnership. As of December 31, 2008, Resorts’ investment in ES#1 and ES#2, including the consideration paid for the acquisition of the membership interests in these entities and additional capital contributions, totaled $6.3 million.

Resorts accounts for its investment in the Silver Legacy Joint Venture and Tamarack, utilizing the equity method of accounting. Resorts owned an 18% interest in MindPlay LLC (an entity which sold all of its assets in February 2004 and was dissolved in March 2008). Resorts’ consolidated net (loss) income includes its proportional share of the net (loss) income before taxes of the Silver Legacy Joint Venture, Tamarack, and MindPlay.

General

The following management discussion and analysis relates to Resorts’ consolidated financial statements and the notes thereto incorporated by reference in Item 8 of this report.

Critical Accounting Policies

The discussion and analysis of Resorts’ results of operations and financial condition that follows are based upon the information in the consolidating financial statements for Resorts and its restricted subsidiaries included with this report. The preparation of the financial statements included in this report and consolidating financial statements require that Resorts apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The judgments are based on Resorts’ historical experience, terms of existing contracts, its observance of trends in the industry, information provided by its customers and information available from other outside sources, as appropriate. Because of the uncertainty inherent in these matters, there is no assurance that actual results will not differ from our estimates used in applying the following critical accounting policies.

Accounting for Unconsolidated Affiliates

The consolidated financial statements include the accounts of Resorts and its subsidiaries. Investments in unconsolidated affiliates which are 50% or less owned and do not meet the consolidation criteria of Financial Accounting Standards Board Interpretation No. 46(R) (as amended), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (“FIN 46(R)”), are accounted for under the equity method. All intercompany balances and transactions have been eliminated in consolidation.

Resorts accounts for its investment in joint ventures using the equity method of accounting in accordance with Emerging Issues Task Force (“EITF”) D-46 “Accounting for Limited Partnership Investments”. Resorts considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If Resorts considers any such decline to be other than temporary, then a write-down would be recorded to estimate fair value. Estimated fair value is determined using a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rate. As a result of Resorts’ annual impairment test on its investments, it recognized a non-cash impairment charge of $16.55 million in 2008 relating solely to its investment in the Silver Legacy Joint Venture. The impairment charge resulted from factors impacted by current economic conditions, including: 1) lower market valuation multiples for gaming assets; 2) higher discount rates resulting from turmoil in the credit and equity markets; and 3) current cash flow forecasts for the Silver Legacy Joint Venture.

Property and Equipment and Other Long-Lived Assets

Property and equipment is recorded at cost and is depreciated over its estimated useful life or lease term. Judgments are made in determining estimated useful lives and salvage values of these assets. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of assets. Resorts reviews depreciation estimates and methods as new events occur, more experience is acquired, and additional information is obtained that would possibly change our current estimates. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset is compared to its carrying value to determine whether an impairment exists. If it is determined that the asset is impaired based on expected future undiscounted cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized. At December 31, 2008 and 2007, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

Reserve for Uncollectible Accounts Receivable

Resorts’ reserves an estimated amount for receivables that may not be collected. Methodologies for estimating bad debt reserves range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for bad debts.

Self Insurance Reserves

        The Eldorado is self insured for its group health and workmen’s compensation programs. Resorts’ utilizes historical claims information provided by its third party administrators to make estimates for known pending claims as well as claims that have been incurred, but not reported as of the balance sheet date. In order to mitigate our potential exposure, Resorts has an individual claim stop loss policy on its group health claims and an aggregate stop loss policy on our workmen’s compensation claims. If it becomes aware of significant claims or material changes affecting our estimates, Resorts would increase its reserves in the period in which it made such a determination and record the additional expense.

Players’ Club Point Liability

Resorts’ players’ club allows customers to earn “points” based on the volume of their gaming activity. Under the terms of the program, these points are redeemable for certain complimentary services, at their discretion, including rooms, food, beverage, retail and entertainment tickets. Resorts accrues the expense for unredeemed complimentaries, after consideration of estimated breakage, as they are earned. The value of the cost to provide the complimentaries is expensed as redeemed and is included in casino expense on our consolidating statement of operations. To arrive at the estimated cost associated with Resorts’ players’ club, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which the points will be redeemed. Resorts uses historical data to assist in the determination of estimated accruals. At December 31, 2008 and 2007, $0.3 million and $0.4 million, respectively, was accrued for the cost of the incremental anticipated redemptions and is included in accrued other liabilities on our consolidating balance sheets.

Litigation, Claims and Assessments

Resorts utilizes estimates for litigation, claims and assessments. These estimates are based on its knowledge and experience regarding current and past events, as well as assumptions about future events. If Resorts’ assessment of such a matter should change, it may have to change the estimates, which may have an adverse effect on the financial position, results of operations or cash flows. Actual results could differ from these estimates.

Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”. This FASB FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (R), “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE, and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. This FSP is effective for the first reporting period ending after December 15, 2008, and shall apply for each annual and interim reporting period thereafter. We believe that the adoption of this FSP will not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No.162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement was effective November 15, 2008. We currently adhere to the hierarchy of GAAP as presented in SFAS 162, and the adoption is not expected to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and requires enhanced disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. Management does not expect the adoption of FSP No. 142-3 to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of SFAS No. 133”. SFAS 161 requires enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, results of operations and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management does not expect the adoption of SFAS 161 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, we do not expect the adoption of SFAS 160 to have a significant impact on Resorts’ results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations (“SFAS 141R”).” This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 141R to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements” (see below). The company has not elected to use the fair value option permitted under FAS No. 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142 and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

Factors Impacting Operating Trends

Resorts’ marketing strategy is designed to take advantage of our proximity to the large population base of the greater San Francisco, Sacramento and Dallas/Ft. Worth metropolitan areas and other major markets by targeting the local day-trip market and by utilizing our hotel rooms to expand our patron mix to include overnight visitors. We also coordinate our restaurant and entertainment promotions to encourage overnight stays. By utilizing the data in our casino information systems, we are able to identify our premium patrons, encourage their participation in our casino player’s card program and design promotions and special events to target this market.

Economic Impact

Throughout 2008, volatility and disruption in the financial markets, escalating unemployment and an unstable housing market contributed to a weakening national economy, which negatively impacted northern Nevada and northern California. This weakening in the economy has resulted in declines in discretionary spending which has negatively impacted the results of operations of Resorts and it is uncertain if these conditions will improve in the near term. In response to the difficult economic environment, management has and continues to address areas for potential cost savings and revenue generations.

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

In April 2007, the California Senate approved amendments to the compacts of five Native American tribes. In June 2007, the California Assembly approved four of these five amendments which increased the number of slot machines permitted to be operated by two of the four tribes from 2,000 to 5,000 each and increased the number that may be operated by each of the other two tribes from 2,000 to 7,500. In February 2008, California voters approved these four increases with their approval of gaming referendums on their statewide ballot. Management believes that the increase in the number of slot machines permitted to be operated by these four tribes will not significantly impact Eldorado-Reno’s and Silver Legacy’s operations since the casinos operated by those tribes are located in southern California.

In September 2008, the Governor of California signed a bill, which is subject to approval by the Bureau of Indian Affairs, ratifying an amendment to the compact of a tribe located in northern California to increase from 2,000 to 5,000 the number of slot machines that may be operated by this tribe. This tribe opened a casino located 20 miles east of Sacramento in December 2008 that currently offers 2,000 slot machines. The amendment of the compact of this tribe, and new compacts or modifications to existing compacts of other tribes that currently operate or may operate casinos in central or northern California to provide similar increases to the number of slot machines permitted to be operated, could have a material adverse impact on our operations, depending on the number of such tribes securing new or modified compacts, the number of additional machines permitted and the locations of the properties utilizing the additional machines.

We believe the continued growth of Native American gaming establishments, including the addition of hotel rooms and other amenities, could continue to place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

Although casino gaming is currently not permitted in Texas, the Texas legislature has from time to time considered proposals to authorize casino gaming. In July 2003, the Chickasaw Nation announced the opening of WinStar Casinos, a Las Vegas-style, 110,000-square-foot gaming facility located in Oklahoma approximately 60 miles north of the Dallas/Fort Worth area. In December 2008, the WinStar Casino completed the expansion of its casino space to a total of 519,000 square feet with more than 5,800 electronic gaming devices, numerous table games, 46 poker tables and an 800-seat bingo hall. The property also has a 2,500-seat event center. Planned additions in 2009 include a 400-room hotel and a 150-space RV park. Although gaming in Oklahoma is limited by law to Class II-type games, which games have previously been technologically incapable of offering a similar entertainment experience to our Class III-type games, recent innovations have allowed the Class II-type product to compete much more effectively than in the past. In November 2004, voters in Oklahoma approved several ballot initiatives which, when fully implemented, will (1) allow Class II-type games at three Oklahoma racetracks, the closest of which is approximately 200 miles from the Dallas/Fort Worth area; (2) allow several new electronic gaming devices, including video poker, that are defined as “games of skill” at native-American casinos; and (3) allow certain “player-pooled” table games such as poker and blackjack at native-American casinos. Since Eldorado-Shreveport draws a significant amount of its customers from the Dallas/Fort Worth area, but is located approximately 190 miles from that area, we believe we will continue to face increased competition at Eldorado-Shreveport from the WinStar Casinos and similar types of facilities in the markets from which Eldorado-Shreveport draws its customers.

Severe Weather

Eldorado-Reno’s operations are subject to seasonal variation, with the weakest results generally occurring during the winter months. Variations occur when weather conditions make travel to Reno by visitors from northern California, our main feeder market, difficult. During March 2006, northern California experienced record rainfall causing flooding and mudslides which caused several highway closures. As a result, there was a significant adverse affect on our hotel occupancy and slots, table games, and restaurant volume during these months. Weather conditions were not out of the ordinary in 2007. The Reno area and the nearby mountain passes experienced an especially large amount of snowfall in the first part of 2008, which negatively impacted business levels during this timeframe as compared to the prior year.

Major Bowling Tournament in the Reno Market

The National Bowling Stadium, located one block from Eldorado-Reno, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two of every three years through 2018. The United States Bowling Congress (“USBC”) has reached an agreement to bring the 2011 USBC Open Tournament to the National Bowling Stadium, a year that was previously scheduled to be an off year for Reno. Historically, these bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited the downtown area. In 2007, the USBC tournament was held in the downtown Reno area over the period from mid-February through June. Both men and women bowlers participated in the USBC Open Tournament which attracted approximately 80,000 bowlers to the Reno market during the tournament period. In 2006, the USBC Women’s Tournament took place from mid-March through the first week of July and brought approximately 50,000 bowlers to downtown Reno. The absence of a major bowling tournament in 2008 had a negative impact on operations in the first half of 2008. The USBC Women’s Tournament and USBC Open Tournament will return to the Reno market in 2009 and 2010, respectively.

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

Summary Financial Results

Net Revenues

The following table highlights the results of our operations (dollars in thousands):

	Year ended December 31, 2008	Percent Change	Year ended December 31, 2007	Percent Change	Year ended December 31, 2006
Net revenues	$284,822	(0.1)%	$285,136	1.4%	$281,075
Operating expenses	263,698	1.5%	259,726	1.8%	255,015
Equity in (loss) income of unconsolidated affiliates	(3,341)	(159.6)%	5,610	(0.1)%	5,614
Loss on sale/disposition of long-lived assets and property and equipment	(288)	112.1%	(2,387)	(216.0)%	(11)
Acquisition termination charges	(6,840)	—	—	—	—
Impairment in investment in joint venture	(16,550)	—	—	—	—

Operating income (loss)	(5,895)	(120.6)%	28,633	(9.6)%	31,663
Net (loss) income	(27,059)	(729.9)%	4,296	(38.4)%	6,978

Net Revenues. Resorts’ had a slight decrease in net revenues for the year ended December 31, 2008 compared to the year ended December 31, 2007. While casino revenues increased in 2008, all other revenue segments decreased compared to 2007. Eldorado-Reno had decreases in all revenue centers in 2008. Management believes Reno’s tourism market has been negatively impacted by the aforementioned difficult economic environment faced by our customers, especially in our primary feeder markets in northern California, along with record high gasoline prices that our customers experienced in the second quarter of 2008 which negatively affected drive-in visitor traffic and the continued increase in competition generated by growth in Native American gaming. In 2007, we experienced escalated visitor traffic generated in downtown Reno by the previously discussed USBC Open Tournament, which began in mid-February and continued through June of 2007. Eldorado-Shreveport’s net revenues increased for the year ended December 31, 2008 compared to 2007 due to increases in all revenue segments except for a slight decrease in other revenue. Both the implementation of new marketing programs and capital improvements made to the property (including the addition of new slot machines) contributed to the increases in customer patronage in 2008.

Resorts’ increase in net revenues for the year ended December 31, 2007 compared to the year ended December 31, 2006 was due to positive gains among all revenue segments in 2007. Eldorado-Reno was able to achieve growth in these areas primarily as a result of the increased visitor traffic generated in downtown Reno by the previously discussed USBC Open Tournament. This tournament began in mid-February of 2007 while the 2006 USBC Women’s Tournament did not commence until mid-March. Management feels that record rainfall in March 2006 in northern California also limited the number of Eldorado-Reno’s and Silver Legacy’s customers who visited the Reno area in 2006. During the latter half of 2007, Management believes Reno’s tourism market was negatively impacted by the aforementioned slowdown in the national economy, especially in our primary feeder markets in northern California, along with increased gasoline prices which negatively affected drive-in visitor traffic and the continued increase in competition generated by growth in Native American gaming. The additional passage of time since the resolution of uncertainties concerning Eldorado-Shreveport’s sale, the implementation of new marketing programs and capital improvements made to the property (including the addition of new slot machines) all contributed to increased customer volume at Eldorado-Shreveport resulting in increases among all revenue segments in 2007.

Equity in (Loss) Income of Unconsolidated Affiliates. Earnings from Resorts’ unconsolidated affiliates, the Silver Legacy Joint Venture and Tamarack, decreased approximately $9.0 million for the year ended December 31, 2008. For the year ended December 31, 2008, equity in income of the Silver Legacy Joint Venture decreased approximately $8.6 million as compared to 2007. This decrease was primarily a result of declines in casino, room and food revenues as a result of the aforementioned factors affecting net revenues. For the year ended December 31, 2008 compared to 2007, equity in income in Tamarack decreased approximately $314,000, due to decreased revenues and increased payroll expenses.

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

Operating Income and Net (Loss) Income. For the year ended December 31, 2008, operating and net income decreased, primarily due to a decrease in income from our unconsolidated affiliates, increased casino expenses, acquisition termination charges associated with the Evansville, Indiana transaction, and an impairment in investment in joint venture. In 2008, operating expenses decreased in all operating segments compared to the prior year primarily as a result of decreased business levels. Management has addressed the decrease in operating and net income through payroll reductions implemented in April and continued throughout 2008 along with an increase in the employee contribution for group insurance in April of 2008. In the first quarter of 2007, we recorded a $1.6 million loss on disposition of long-lived assets from the charitable contribution of land to the City of Reno to allow for the construction of a new city-owned ballroom facility, which opened in February 2008 and is being operated and managed by Silver Legacy, Eldorado Resorts LLC and Circus-Circus Hotel and Casino-Reno. Resorts recognized $3.1 million bond interest income in 2008 as a result of the transaction described under “Newport Global Transaction”, below, in which Resorts received approximately $31.1 million principal amount of 10% First Mortgage Notes due 2012, co-issued by the Louisiana Partnership and Shreveport Capital (the “New Shreveport Notes”) in exchange for a 14.47% equity interest in Resorts. In the fourth quarter of 2008, Resorts recognized a $6.8 million expense relating to the termination of the Evansville, Indiana transaction (See Note 1 of the Notes to our Consolidated Financial Statements). As a result of Resorts’ annual impairment test on its investments, Resorts recognized a non-cash impairment charge of $16.55 million in 2008 relating solely to its investment in the Silver Legacy Joint Venture. The impairment charge resulted from factors impacted by current economic conditions, including: 1) lower market valuation multiples for gaming assets; 2) higher discount rates resulting from turmoil in the credit and equity markets; and 3) current cash flow forecasts for the Silver Legacy Joint Venture.

During 2007, as compared to the prior year, operating and net income decreased, primarily related to increased promotional allowances, and increased casino expenses along with higher departmental operating expenses. The increase in departmental operating expenses is partially due to increased payroll expenditures associated with salary and wage adjustments, along with an increase in the minimum wage, made to be competitive with industry standards and an increase in group health insurance in 2007. In the first quarter of 2007, Eldorado-Reno experienced a $1.6 million loss on disposition of long-lived assets from the aforementioned charitable contribution of land to the City of Reno to allow for the construction of the new city-owned ballroom facility. Eldorado-Shreveport recognized a loss on disposal of assets of $0.6 million which was recorded during the first quarter of 2007 as a result of the sale and write off of property and equipment replaced as part of the updating and remodeling of its casino space. Interest expense increased $680,000 in 2007 offset by an increase in interest income of $573,000 in the period. Resorts recognized equity in loss in MindPlay of $79,000 in the 2006 period and none in 2007 due to losses exceeding the investment.

Revenues

The following table highlights our sources of net operating revenues (dollars in thousands):

	Year ended December 31, 2008	Percent Change	Year ended December 31, 2007	Percent Change	Year ended December 31, 2006
Casino	$231,087	9.3%	$225,152	1.1%	$222,774
Food, beverage and entertainment	63,367	(5.5)%	67,049	7.0%	62,650
Hotel	26,658	(7.4)%	28,777	6.5%	27,032
Other	7,797	(3.1)%	8,046	4.4%	7,707
Less: Promotional allowances	44,087	0.5%	43,888	12.3%	39,088

Casino Revenues. Casino revenues increased for the year ended December 31, 2008 compared to the year ended December 31, 2007, due to a 1.5% increase in slot handle, an increase in table games and slot hold percentage partially offset by a 4.1% decrease table games drop. Eldorado-Reno casino revenues decreased primarily due to decreases in table games drop and slot handle of 11.2% and 10.0%, respectively, and a decrease in slot hold percentage, partially offset by a higher table games hold percentage in 2008. We believe casino volume and revenues during 2008 were negatively impacted by the previously discussed economic factors affecting net revenues. Eldorado-Shreveport casino revenues increased $14.6 million to $149.2.6 million for the year ended December 31, 2008 compared to $134.6 million in the prior year. Slot revenues increased by $11.6 million, or 11.7%, during 2008 compared to the prior year. The slot revenue increase results from a 9.2% increase in slot coin-in coupled with a slot machine hold percentage increase in 2008. Table games revenue increased $3.5 million, or 11.3%, during 2008 as a result of an increase in table drop coupled with an increase in the table games hold percentage during 2008.

Casino revenues for the year ended December 31, 2007 compared to the year ended December 31, 2006, increased 1.1% due to a 10.4% increase in slot handle partially offset by a 6.5% decrease in table games drop and a lower table games and slot hold percentage. Eldorado-Reno casino revenues increased 1.1%, from approximately $89.7 million in the 2006 period to approximately $90.6 million in 2007, due to a 1.2% increase in slot coin-in and a slightly higher slot hold percentage offset by a decrease in table games’ hold percentage. While table games’ drop remained consistent with the prior year, table games’ credit play of our high-end players decreased in 2007. This decrease was offset by increased cash play primarily related to the aforementioned USBC Open Tournament. Eldorado-Shreveport casino revenues increased $1.4 million, from $134.6 million for the year ended December 31, 2007 compared to $133.1 million the prior year. This increase reflects an increase in slot machine wagering which was partially offset by decreases in table game wagering and in both the table game and slot machine hold percentages. Slot revenues increased by $8.6 million, or 9.4%, during 2007 compared to 2006. The slot revenue increase results from a 12.6% increase in slot coin-in partially offset by a slot machine hold percentage decrease in 2007. Table games revenue decreased $6.6 million, or 17.6%, during 2007 as a result of a 6.9% decrease in table drop coupled with a decrease in the table games hold percentage during 2007.

Food, Beverage and Entertainment Revenues. For the year ended December 31, 2008, food, beverage and entertainment revenues decreased approximately $5.8 million at Eldorado-Reno and increased approximately $2.1 million at Eldorado-Shreveport. Eldorado-Reno food revenues decreased due to decreases in restaurant customer counts of 14.1%, partially offset by a higher average check. We believe restaurant customer counts were negatively impacted in the first half of 2008 due to the remodeling of the Eldorado-Reno buffet. In addition, beverage revenues decreased 19.6% in 2008, as a result of decreased visitor traffic and the closing of the BuBinga Lounge nightclub in September 2008. Entertainment revenues also decreased due to lower occupancy in Eldorado-Reno’s showroom. Eldorado-Shreveport’s food and beverage revenues increased due to increased customer volume and the increased use of complimentaries.

For the year ended December 31, 2007, food, beverage and entertainment revenues increased approximately $1.3 million at Eldorado-Reno and approximately $3.1 million at Eldorado-Shreveport. Eldorado-Reno experienced a higher average check in 2007 compared to the same period in 2006 as a result of selective price increases in its restaurants partially offset by a 5.7% decrease in restaurant customer counts. Entertainment revenues increased in 2007 due to increases in the third quarter of 2007 as occupancy increased in Eldorado-Reno’s showroom due to the success of a new show. Eldorado-Shreveport’s food and beverage revenues increased during 2007 by $3.1 million, or 14.8%, compared to 2006 primarily due to increased customer volume and the increased use of complimentaries.

Hotel Revenues. For the year ended December 31, 2008, room revenues decreased approximately $2.0 million due to a decrease in ADR partially offset by a slightly increased hotel occupancy percentage. Eldorado-Reno’s hotel revenues decreased due to a lower ADR and hotel occupancy percentage of approximately $66.35 and 84.1%, respectively, compared to approximately $74.29 and 85.1%, respectively, in 2007. The decrease in ADR was partly attributable to the absence of a major bowling tournament when the USBC tournament, which began in mid-February of 2007 and continued through June 2007, along with additional convention business in the Reno market, helped increase the average room rate and hotel occupancy percentage. Eldorado-Shreveport hotel revenues increased slightly as a result of an increase in the hotel occupancy rate from 87.2% during 2007 to 89.6% during 2008 while the ADR declined from $70.13 during 2007 to $69.41 during 2008.

For the year ended December 31, 2007, room revenues increased approximately $1.7 million due to an increase in ADR partially offset by a slightly decreased hotel occupancy percentage. Eldorado-Reno’s hotel revenue increased to $18.8 million in 2007 as compared $17.3 million in 2006 as a result of ADR increasing to $74.29 in 2007 from $66.67 in 2006 while the hotel occupancy rate decreased slightly from 87.2% during 2006 to 85.1% during 2007. The increase in ADR at Eldorado-Reno was mainly attributable to increased room rates during the USBC tournament which began in mid-February of 2007 along with additional convention business in the Reno market. The occupancy percentages are based upon the total number of rooms whether in service or not. For the year ended December 31, 2007, hotel room remodeling negatively impacted our hotel occupancy, which reduced the number of available room nights by approximately 10,428 compared with 13,117 in the prior year, including during holidays and select weekends when we generally would have otherwise achieved an occupancy level at or near capacity. Eldorado-Shreveport hotel revenues increased by $0.3 million, or 3.1%, as a result of an increase in the hotel occupancy rate from 85.6% during 2006 to 87.2% during 2007 coupled with an increase in the ADR from approximately $69 in 2006 to approximately $70 in 2007.

Promotional Allowances. For the year ended December 31, 2008, promotional allowances, expressed as a percentage of casino revenues, were 19.1% compared to 19.5% in 2007 and 17.5% in 2006. In 2008, the amount of promotional allowances decreased at Eldorado-Reno due to lower casino volume while promotional allowances at Eldorado-Shreveport increased reflecting an increase in food and beverage and retail complimentaries as part of that property’s marketing programs. In 2007, Eldorado-Reno increased the amount of complimentaries certain slot customers are awarded resulting in increased redemption of complimentaries earned. Eldorado-Shreveport feels the increase in such promotional activities helped drive increases in patron volume associated with the overall 10.2% increase in combined table drop and slot handle.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Year ended December 31, 2008	Percent Change	Year ended December 31, 2007	Percent Change	Year ended December 31, 2006
Casino	$122,884	3.4%	$118,836	0.4%	$118,373
Food, beverage and entertainment	46,368	(1.9)%	47,284	3.3%	45,777
Hotel	10,616	1.2%	10,492	2.7%	10,221
Other	10,733	9.1%	9,841	(9.0)%	10,815
Selling, general and administrative and management fees	49,181	(2.1)%	50,243	5.9%	47,446
Depreciation and amortization	23,916	3.8%	23,030	2.9%	22,383

Casino Expenses. Casino expenses increased for the year ended December 31, 2008, primarily due to increases in expenses at Eldorado-Shreveport associated with increased gaming taxes as a result of increases experienced in patron volume. Marketing expenses, which are included in casino expenses, increased as increases in giveaways, cash coupons, patron transportation costs and special events were partially offset by decreases in print and billboard advertising. The net increase in marketing expenses reflects the ongoing refinement of marketing programs. These increases in casino expense were partially offset by decreases in payroll expenditures resulting from management’s efforts to contain costs. Eldorado-Reno’s casino expenses decreased for the year ended December 31, 2008 due to lower payroll expenditures, gaming taxes, and a decrease in the redemption of complimentaries as a result of fewer customers, partially offset by an increase in marketing expenses.

Casino expenses increased approximately $463,000 for the year ended December 31, 2007, primarily due to increases in expenses at Eldorado-Reno associated with its casino promotions and “Club Eldorado”, its slot complimentary program, increases in marker discounts given to select high-end gaming customers along with costs associated with its direct mail program. Eldorado-Reno casino expenses increased 4.1%, or approximately $1.9 million, to approximately $48.7 million in 2007 compared to approximately $46.8 million in 2006. Eldorado-Shreveport casino expenses decreased slightly by $1.4 million, or 1.9%, during 2007 compared to the prior year. Marketing expenses, which are included in casino expenses, decreased by $0.8 million as significant reductions in cash coupon promotional activities, costs associated with customer development activities and advertising expenditures were partially offset by increases in giveaways and expenses associated with patron transport. The net decrease in marketing expenses reflects the ongoing refinement of our marketing programs. Payroll and benefits decreased by $0.8 million and participation fees decreased by $0.5 million during 2007 compared to the prior year reflecting Eldorado-Shreveport’s continual modifications to its gaming floor mix. These casino expense decreases were partially offset by an increase of $0.9 million in gaming taxes resulting from increased patron volume.

Food, Beverage and Entertainment Expenses. For the year ended December 31, 2008, food, beverage and entertainment expenses decreased as compared to 2007. Eldorado-Reno’s food, beverage and entertainment expenses decreased primarily as a result of lower payroll expenditures and cost of sales associated with fewer customers in its restaurants and bars along with the closing of its nightclub in September 2008. Entertainment expenses also decreased in 2008 due to lower show production costs. Eldorado-Shreveport food and beverage expenses increased in 2008 compared to 2007, reflecting the increase in the associated revenues combined with increased food and beverage costs and partially offset by operating efficiencies.

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

Hotel Expenses. Hotel expenses increased for the year ended December 31, 2008, as compared to 2007. Eldorado-Reno hotel expenses decreased slightly due to lower payroll expenditures partially offset by an increase in amenities provided to hotel guests. Eldorado-Shreveport hotel expenses increased during 2008 reflecting higher occupancy rates and operating costs.

Hotel expenses increased for the year ended December 31, 2007, as compared to 2006. Eldorado-Reno experienced an increase of $324,000 primarily due to an increase in payroll expenditures, as it adjusted the wages of select personnel within the department to remain competitive within the industry, increased group insurance and travel agent commissions paid associated with additional conventions and the USBC Open Tournament held in 2007. Eldorado-Shreveport hotel expenses decreased slightly by 1.6% during 2007 as operating efficiencies offset costs associated with increased occupancies.

Selling, General and Administrative Expense and Management Fees. For the year ended December 31, 2008, selling, general and administrative expenses and management fees decreased due to Eldorado-Reno’s lower payroll expenditures, legal expenses and management fees partially offset by increased utility expenses. General and administrative expenses at Eldorado-Shreveport increased due to additional sales taxes imposed.

For the year ended December 31, 2007, selling, general and administrative expenses and management fees increased approximately $2.8 million primarily due to increases in property taxes at the Shreveport property along with increased professional services and payroll expenditures in the general management and facilities departments at Eldorado-Reno.

Resorts pays management fees to Recreational Enterprises, Inc. and Hotel Casino Management, Inc., the owners of 47% and 25% of the Resorts’ equity interests, respectively. The management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. totaled $500,000 for the year ended December 31, 2008 and $600,000 for each of the years ended December 31, 2007 and 2006.

Depreciation and Amortization Expense. Depreciation and amortization expense increased for the year ended December 31, 2008 compared to 2007 primarily as a result of Eldorado-Shreveport adding approximately $4.7 million of property and equipment in renovations and enhancements to its facility, thereby increasing the depreciable basis of its fixed assets. Eldorado-Reno depreciation expense increased slightly in 2008 as more assets were placed into service primarily related to the buffet remodel.

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

Since its acquisition, Eldorado-Shreveport has added approximately $25.1 million of property and equipment in renovations and enhancements, thereby increasing the depreciable basis of its fixed assets. In addition, Eldorado-Shreveport commenced amortization (amounting to $0.4 million for each of the years ended December 31, 2008, 2007 and 2006) with respect to the intangible asset for customer relationships established as part of the Effective Date revaluation of assets to fair value. These increases were partially offset by reductions in depreciation expense resulting from the revaluation of the Louisiana Partnership’s fixed assets to their fair market values as determined by the results of an independent appraisal together with the associated adoption of revised depreciable lives for these fixed assets at the Effective Date.

Other Income (Expense)

Other income (expense) is comprised of interest expense, interest income, and other income (loss).

For the year ended December 31, 2008, interest expense decreased to $22.6 million compared to $25.0 million in 2007. Interest expense at Eldorado-Shreveport, which primarily reflects the accrual of interest on the New Shreveport Notes and the Preferred Capital Contribution Amount, decreased by $0.4 million as interest expense with respect to the Preferred Capital Contribution Amount decreased as a result of the August 2007 payment of all deferred interest accrued through July 31, 2007. Accordingly, the Preferred Return has subsequently been calculated on a reduced principal balance. Eldorado-Reno interest expense was $7.7 and $6.7 million in 2008 and 2007, respectively. In 2008, Eldorado-Reno interest expense increased primarily due to financing fees of $0.9 million related to the Evansville transaction along with an increase in outstanding borrowing, partially offset by a lower average interest rate. Eldorado-Reno recognized bond interest income in 2008 in the amount of $3.1 million compared to interest income of $254,000 in 2007, as a result of the NGA transaction in which Eldorado-Reno received approximately $31.1 million principal amount of New Shreveport Bonds in exchange for a 14.47% equity interest in Resorts (See “Newport Global Transaction”, below). In 2007, Eldorado-Reno recognized approximately $100,000 in interest income from its escrow deposit relating to the Evansville transaction.

For the year ended December 31, 2007, interest expense increased by approximately $320,000, or 1.3%, to $25.3 million compared to $25.0 million for 2006. Interest expense at Eldorado-Shreveport increased $0.5 million, or 3%, as a result of interest on an increased principal balance due to the issuance of additional New Shreveport Notes in lieu of cash interest payments on February 1 and August 1, 2006 and to the compounding of the Preferred Return on the Preferred Capital Contribution Amount. Eldorado-Reno interest expense was $6.7 and $6.9 million in 2007 and 2006, respectively. In 2007, Eldorado-Reno interest expense decreased primarily due to a decrease in average interest rate. Interest income at Eldorado-Shreveport increased by $0.3 million, or 48.7%, during 2007 compared to 2006. During the first half of 2007, increased cash available for investment purposes and increases in the rate of interest available for such investments provided additional interest income. This increase was partially offset during the second half of 2007 as cash available for investment purposes decreased as a result of the payment during 2007 of (1) interest on the New Shreveport Notes ($15.6 million) and (2) Preferred Return on the Preferred Capital Contribution Amount ($6.8 million). Such payments were deferred during 2006 allowing the available cash balance to accumulate. Eldorado-Reno recognized bond interest income for the last eighteen days of 2007 in the amount of $154,000 after the close of the NGA transaction in which Resorts received approximately $31.1 million principal amount of New Shreveport Bonds in exchange for a 14.47% equity interest in Resorts (See “Newport Global Transaction”, below).

In the first quarter of 2008, Eldorado-Reno recorded income of $239,000 in MindPlay from a settlement agreement with Bally’s. Resorts’ financial investment in MindPlay was written down to $0 in 2006 and, as a result of dissolution, as of December 31, 2008, Resorts’ financial investment in MindPlay was $0. In the third quarter of 2008, Eldorado-Reno recognized income associated with warrants received under the terms of the settlement agreement in the amount of $193,000.

Seasonality

Hotel/casino operations in the Reno market are subject to seasonal variation, with the strongest operating results generally occurring in the third quarter of each year and the weakest results generally occurring during the period from November through February. Variations occur when weather conditions make travel to Reno by visitors from northern California and the Pacific Northwest difficult. The following table shows Eldorado-Reno’s percentage of gross revenues by quarter for each of 2008, 2007, and 2006.

	2008	2007	2006
First quarter	23.8%	22.2%	22.2%
Second quarter	24.7%	26.4%	25.6%
Third quarter	28.5%	27.7%	27.7%
Fourth quarter	23.0%	23.7%	24.5%

Total	100.0%	100.0%	100.0%

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

The following table shows Eldorado-Shreveport’s percentage of gross revenues by quarter for 2008, 2007 and 2006.

	2008	2007	2006
First quarter	24.7%	24.4%	24.2%
Second quarter	25.2%	25.0%	23.1%
Third quarter	26.5%	26.5%	26.7%
Fourth quarter	23.6%	24.1%	26.0%

Total	100.0%	100.0%	100.0%

Liquidity and Capital Resources

Cash Flows

During the years ended December 31, 2008 and 2007, Resorts generated cash flows from operating activities of $20.2 million and $21.0 million, respectively. During the year ended December 31, 2008, Eldorado-Reno generated cash flows from operating activities of $10.1 million compared to $17.4 million in 2007 and $20.7 million in 2006. In 2008, the $7.3 million decrease in cash provided by operations was comprised primarily of a decrease in net income of $19.6 million which includes a decrease in equity in income of unconsolidated affiliates of $9.0 million along with various changes in balance sheet accounts which occurred in the normal course of business. In 2008, distributions from unconsolidated affiliates included a $5.0 million special distribution in March 2008 from the Silver Legacy. Eldorado-Reno also received a $1.5 million tax distribution from Eldorado Shreveport in 2008. The changes in these balance sheet accounts represented changes which occurred in the normal course of business. Eldorado-Shreveport net cash provided by operating activities for the year ended December 31, 2008 was $11.6 million. This amount was comprised primarily of net income of $1.7 million; non-cash reconciling items of $10.1 million and net increases in current and other asset and net decreases in liability accounts aggregating $0.2 million.

During the years ended December 31, 2007 and 2006, Resorts generated cash flows from operating activities of $21.0 million and $44.6 million, respectively. During the years ended December 31, 2007 and 2006, Eldorado-Reno cash flows from operating activities were $17.4 million and $20.7 million, respectively. The $3.3 million decrease in cash provided by operations was comprised primarily of a decrease in net income of $2.7 million and by various changes in balance sheet accounts which occurred in the normal course of business. . Eldorado-Reno received $2.9 million and $2.0 million distributions from its unconsolidated affiliates in 2007 and 2006, respectively. Net cash provided by operating activities at Eldorado-Shreveport for the year ended December 31, 2007 was $3.6 million. This amount was comprised primarily of a net loss of $2.9 million; non-cash reconciling items of $10.6 million and an increase in current and other liability accounts (partially offset by an increase in current and other asset accounts) of $4.1 million.

As of December 31, 2008, Resorts cash and cash equivalents were $33.3 million, of which $9.8 million were at the parent company level and $23.5 million were at the Louisiana Partnership, both sufficient for normal operating requirements.

Cash used in investing activities at Eldorado-Reno for the year ended December 31, 2008 was $8.7 million compared to cash used in investing activities of $7.1 million for the year ended December 31, 2007. In 2008, cash used in investing activities included $9.0 million for purchases of property and equipment. In 2008, cash used in investing activities related primarily to capital expenditures relating to slot purchases, its buffet remodel and various equipment purchases. Capital spending for the year ended December 31, 2008 increased $1.4 million to $9.0 million compared to $7.6 million for the year ended December 31, 2007. Capital spending in 2009 is anticipated to be for (i) new slot machines ($1.0 million), (ii) hotel maintenance ($1.0 million), and (iii) recurring capital expenditures (estimated at approximately $2.0 million). Eldorado-Shreveport net cash flows used in investing activities totaled $4.7 million during 2008. This amount was spent primarily on slot machine acquisitions and conversions, hotel room and back office renovations and public area remodeling costs.

Cash used in investing activities at Eldorado-Reno for the year ended December 31, 2007 was $7.1 million compared to cash used in investing activities of $8.5 million for the year ended December 31, 2006. In 2007, cash used in investing activities included $7.6 million for purchases of property and. In 2007, cash used in investing activities related primarily to capital expenditures relating to slot purchases, its hotel remodeling and various equipment purchases, purchase of property held for sale and the purchase of land held for development across the street from the Eldorado. In 2006, cash used in investing activities included $8.4 million for purchases of property and equipment. Capital spending for the year ended December 31, 2007 decreased $738,000 to $7.6 million compared to $8.4 million for the year ended December 31, 2006. Eldorado-Shreveport net cash flows used in investing activities totaled $6.2 million during 2007. This amount was spent primarily on casino remodeling costs and slot machine acquisitions and conversions.

Cash used in financing activities was $11.5 million for the year ended December 31, 2008, compared to cash used in financing activities of $10.5 million for the year ended December 31, 2007. In 2008, cash used in financing activities included $9.3 million Eldorado-Shreveport spent during the first quarter of 2008 to redeem its outstanding non-voting partnership equity interests and $1.5 million of distributions made to its partners. In 2008, Eldorado-Reno cash used in financing activities related primarily to $2.4 million in distributions to its members and an increase in outstanding debt on its credit facility.

Cash used in financing activities was $10.3 million for the year ended December 31, 2007, compared to cash used in financing activities of $13.0 million for the year ended December 31, 2006. In 2007, cash used in financing activities consisted primarily of $14.8 million in distributions by Resorts to its members partially offset by an increase in outstanding debt on Eldorado-Reno’s credit facility of $5.0 million.

In July 2008, Resorts renewed its general and liability insurance policies each covering a 12-month period. Under these policies, the Eldorado-Reno and the Silver Legacy have combined earthquake coverage of $350 million and combined flood coverage of $225 million. In the event that an earthquake causes damage only to Eldorado-Reno’s property, Eldorado-Reno is eligible to receive up to $350 million in coverage, depending on the replacement cost. However, in the event that both properties are damaged, Eldorado-Reno is entitled to receive, to the extent of any replacement cost incurred, up to $130 million of the coverage amount (based on its percentage of the total earthquake coverage) and the portion of the other $220 million, if any, remaining after satisfaction of the claim of the Silver Legacy with respect to its property. In the event that a flood causes damage only to Eldorado-Reno’s property, Eldorado-Reno is eligible to receive up to $225 million in coverage, depending on the replacement cost. However, in the event that both properties are damaged, Eldorado-Reno is entitled to receive, to the extent of any replacement cost incurred, up to $5 million of the coverage amount (based on its percentage of the total flood coverage) and the portion of the other $220 million, if any, remaining after satisfaction of the claim of the Silver Legacy with respect to its property. Eldorado-Shreveport is eligible to receive up to $100 million of flood coverage independently and irrespective of any losses at the other properties.

Resorts insurance policy also includes combined terrorism coverage for Eldorado-Reno and the Silver Legacy up to $500 million. In the event that an act of terrorism causes damage only to Eldorado-Reno’s property, Eldorado-Reno is eligible to receive up to $500 million in coverage, depending on the replacement cost. However, in the event that both properties are damaged, Eldorado-Reno is entitled to receive, to the extent of any replacement cost incurred, up to $220 million of the coverage amount (based on its percentage of the total reported property values) and the portion of the other $280 million, if any, remaining after satisfaction of the claim of the Silver Legacy. This policy also covers the Eldorado-Shreveport, discussed under “Shreveport, Louisiana Transactions”, below. In the event that an act of terrorism causes damage to Eldorado-Reno, Silver Legacy and the Eldorado-Shreveport, Eldorado-Reno is entitled to receive, to the extent of any replacement cost incurred, up to $160 million of the coverage amount (based on its percentage of the total reported property values) and the portion of the other $340 million, if any, remaining after satisfaction of the claims to the other two properties.

The Operating Agreement of Resorts dated June 28, 1996 obligated, and the New Operating Agreement of Resorts dated December 14, 2007 obligates, Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such members’ allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year. In 2008, Resorts made distributions of $2.4 million to its members, of which $1.2 million was a tax distribution relating to the year ended 2007. In 2007, Resorts made distributions of $14.8 million to its members. The distributions made in 2007 include a $10.0 million distribution that was intended to be in addition to Resorts’ $4.8 million tax distributions made in 2007. In 2006, Resorts made distributions of $3.1 million to its members for income taxes. In 2006, Resorts also made a $0.9 million nonmonetary distribution in the form of land to Donald Carano, Hotel Casino Management and Recreational Enterprises, Inc., and a $0.1 million cash distribution to the remaining members.

The terms of the purchase agreement relating to its issuance on December 14, 2007, of a 14.47% equity interest in Resorts entitled Resorts either, prior to or immediately following the closing of the transaction, to make a distribution to the members of Resorts of up to $10 million (See “Newport Global Transaction”, below). During the annual meeting of the Board of Members of Resorts on June 7, 2007, the board approved a $10 million distribution upon the execution of the purchase agreement. The distribution was not dependent upon the issuance of the additional equity interest. The $10 million distribution, which was made on July 25, 2007, was funded through borrowings under Resorts’ credit facility.

The Louisiana Partnership is obligated by its partnership agreement to distribute to each of its partners quarterly for as long as the Louisiana Partnership is not taxed as a corporation, an amount of “Distributable Cash Flow” (as defined) equal to the partner’s allocable share of our taxable income, as adjusted in accordance with the terms of the Joint Venture Agreement, multiplied by a percentage equal to the greater of (a) the sum of (i) the highest federal marginal income tax rate in effect for individuals (after giving effect to the federal income tax deduction for state and local income taxes and taking into account the effects of Internal Revenue Code sections 67 and 68 as if the individual’s only income was the income allocated to such individual in his or her capacity as one of its partners) plus (ii) the highest marginal Louisiana and Shreveport, Louisiana income tax rates in effect for individuals or (b) the sum of (i) the highest federal marginal income tax rate in effect for corporations plus (ii) the highest marginal Louisiana and Shreveport, Louisiana income or franchise tax rates in effect for corporations (after giving effect to the federal income tax deduction for such state and local income or franchise taxes). Eldorado-Shreveport made a total of $1.5 million in tax distribution for the year ended December 31, 2008, to ES#1 and ES#2, wholly owned subsidiaries of Resorts. Eldorado-Shreveport made no distributions in 2007 or 2006.

Our future sources of liquidity are anticipated to be from our operating cash flow, funds available from Resorts’ credit facility, and capital lease financing for certain fixed asset purchases. Eldorado-Reno’s anticipated uses of cash in 2009 will be for (i) new slot machines ($1.0 million), (ii) hotel remodeling ($1.0 million), and (iii) recurring capital expenditures (estimated at approximately $2.0 million), and (v) debt service. Eldorado-Shreveport is planning to spend approximately $10 million for capital expenditures during 2009. Anticipated expenditures include costs associated with purchases of slot machines, hotel room and buffet renovations, other general facility renovations and other operating equipment. We believe our capital resources are adequate to meet our obligations, including the funding of our debt service and recurring capital expenditures.

At December 31, 2008, Resorts had outstanding (i) $64.5 million in aggregate principal amount of the 9% Notes, (ii) $12.75 million principal amount of borrowings under the credit facility, and (iii) the $2.4 million principal amount of indebtedness under the Aircraft Note. At December 31, 2008, the Louisiana Partnership had outstanding (i) $155.6 million in aggregate principal amount of the New Shreveport Notes, and (ii) $20.4 million of 13% Preferred Equity Interest.

At December 31, 2008, Resorts had $9.8 million of cash and cash equivalents at Eldorado-Reno and, after giving effect to then outstanding borrowings, it had approximately $17.25 million of borrowing capacity under its credit facility, of which $6.0 could be utilized under the most restrictive of its loan covenants. Resorts’ borrowing capacity under those covenants can fluctuate substantially from quarter to quarter depending upon its operating cash flow. Resorts’ credit facility is a senior secured revolving credit facility with a maturity date of February 28, 2011. On March 13, 2009, the credit facility was amended to reduce, as of that date, to $20 million, and further reduce by $1.0 million at the end of each quarter thereafter, the amount of credit available under the facility. Borrowings under the credit facility bear interest, at Resorts’ option, at either (i) the greater of (a) the rate publicly announced from time to time by Bank of America as its “Prime Rate” or (b) the Federal Funds Rate plus .50% (“Base Rate”) or (ii) a Eurodollar rate determined in accordance with the credit facility. The effective rate of interest on borrowings under the credit facility at December 31, 2008 was 3.65% per annum. The credit facility is secured by substantially all of Resorts’ real property. The credit facility includes various restrictions and other covenants that are applicable to Resorts and its restricted subsidiaries including: (i) restrictions on the disposition of property, (ii) restrictions on investments and acquisitions, (iii) restrictions on distributions to members of Resorts, (iv) restrictions on the incurrence of liens and negative pledges, (v) restrictions on the incurrence of indebtedness and the issuance of guarantees, (vi) restrictions on transactions with affiliates and, (vii) restrictions on annual capital expenditures including capital leases. The credit facility contains financial covenants including a maximum total debt to EBITDA ratio, a maximum senior secured debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum equity requirement. On November 13, 2007, Resorts, Bank of America, N.A., and Capital One, N.A. executed an amendment to the credit facility that waived a default under the covenant relating to distributions and reduced the minimum ratio of EBITDA to fixed charges from 1.25 to 1.1 under the credit facility with retroactive effect for the quarter ended September 30, 2007 and for each subsequent quarter through and including the quarter ending June 30, 2008. On March 28, 2008, Resorts, Bank of America, N.A., U.S. Bank, N.A. and Capital One, N.A. executed an additional amendment to the credit facility that waived the default under the covenant relating to distributions and further reduced the minimum ratio of EBITDA to fixed charges from 1.1 to 1.0 under the credit facility with retroactive effect for the quarter ended December 31, 2007 and for each subsequent quarter through and including the quarter ending June 30, 2008. On March 13, 2009, Resorts, Bank of America, N.A., U.S. Bank, N.A. and Capital One, N.A. executed an additional amendment to the credit facility that retroactively reset the minimum members’ equity to $90.0 million at December 31, 2008, kept the total debt to EBITDA ratio at 4.0 to 1.0 through December 31, 2010, and eliminated from the EBITDA calculation the $6.8 million in expenses incurred in the fourth quarter of 2008 in connection with the Evansville transaction. As of the date of the amendment, the amount of credit available pursuant to the credit facility was reduced to $20.0 million and by its terms, the commitment reduces by an additional $1.0 million at the end of each subsequent quarter beginning with the quarter ending March 31, 2009 until maturity. These changes are retroactive for the quarter ended December 31, 2008. As of December 31, 2008, there was no event of default under the credit facility other than a default under the facility’s financial covenant relating to total debt to EBITDA which was cured by the aforementioned retroactive adjustment to the provision in the credit facility relating to the calculation of EBITDA.

As of March 31, 2009, there was no event of default under the credit facility other than a default under the facility’s financial covenant relating to minimum members’ equity. On May 8, 2009, Resorts, Bank of America, N.A., U.S. Bank, N.A. and Capital One, N.A. executed an amendment to the credit facility that that retroactively reset the minimum members’ equity to $80.0 million at March 31, 2009 thus curing the default at March 31, 2009 under the facility’s financial covenant relating to minimum members’ equity.

On May 12, 2009, Resorts and Newport Global Advisors L.P. (“Newport”) executed an agreement (the “Newport Agreement”). Pursuant to the Newport Agreement, if at any time Resorts believes that it may in the reasonably foreseeable future be in default of any of the provisions of Sections 6.13, 6.14, 6.15 or 6.16 of its credit facility, Newport will be obligated, within ten days after a written request therefor, to make a loan to Resorts in the amount requested; provided, however, that a loan request may not be made after the earlier of the first anniversary of the Newport Agreement, or the maturity date of the credit facility (including, for this purpose, any amendments, replacements or extensions thereof). The amount that may be borrowed under the Newport Agreement may not exceed the lesser of (i) the maximum amount which may at the time be borrowed by Resorts without causing it to be in default of the limitations on indebtedness contained in Section 4.09 of the indenture relating to the 9% Notes (the “Indenture”) or (ii) such amount which is equal to the greater of (A) the excess of (1) the aggregate unpaid principal balance of the loans made to Resorts under (I) the credit facility and (II) the Loan and Aircraft Security Agreement (the “Aircraft Loan Agreement”) dated as of December 30, 2005 between Resorts and Banc of America Leasing and Capital, LLC (including for this purpose any amendments, replacements or extensions thereof) at the time of the written request, over (2) $5,000,000, or (B) at Newport’s option, the amount of the unpaid principal and accrued interest then outstanding under the credit facility. Any loan under the Newport Agreement will bear interest at a rate mutually determined by Resorts and Newport, and principal and interest will be payable on the 45th day of each fiscal quarter (commencing with the second fiscal quarter beginning after a loan is made) in an amount equal to the “Excess Cash Flow” (as defined), if any, of Resorts for the fiscal quarter ending immediately prior to the payment date, but, in any event, the entire unpaid principal balance of any loan made under the Newport Agreement and all accrued interest thereon will be payable in full no later than the first anniversary of the date of the loan. In the event Newport makes a loan in an amount equal to the entire balance of principal and accrued interest then outstanding under the credit facility, or the loans under the credit facility or any successor loans are paid in full directly or indirectly without using the proceeds of any loan(s) or other financing other than any loan made by Newport, and, in either case, the credit facility is terminated, Resorts will (subject to any required approvals of gaming regulators) be obligated to grant a first lien to Newport on the collateral securing the credit facility to secure any loan made by Newport under the Newport Agreement; provided, however, that if such a lien cannot otherwise be granted without causing Resorts to violate the terms of the Indenture, such lien may also equally and ratably secure the 9% Notes, and the loan made by Newport under the Newport Agreement will be pari passu in right of payment with the 9% Notes.

Subject to prior receipt by Resorts of all applicable regulatory approvals and the approval of Resorts’ Board of Managers, Resorts will be obligated, if any loan is made under the Newport Agreement, to issue to Newport such number of membership interests in Resorts as is mutually agreed to by Resorts and Newport, it being the intention of the parties to the Newport Agreement that any issuance of membership interests in Resorts be structured in such a manner as to not result in a “Change of Control”, as that term is defined in the Indenture.

It is anticipated that in the next few weeks Resorts will (subject to the consent of the lender under the Aircraft Loan Agreement) reach an agreement with the Louisiana Partnership to sell to the Louisiana Partnership the aircraft which serves as collateral under the Aircraft Loan Agreement on terms that will relieve Resorts of any obligation for the indebtedness remaining under the Aircraft Loan Agreement. However, there is no assurance that such a transaction will be consummated. In the event that the aircraft has not been sold by Resorts on or before July 1, 2009, Resorts will be obligated under the Newport Agreement to pay Newport a fee of $25,000 on July 1, 2009, which will be in addition to a $25,000 commitment fee paid to Newport at the time the Newport Agreement was executed by the parties.

As used in the Newport Agreement, the term “Excess Cash Flow” means, for any fiscal quarter, the amount computed by Resorts in accordance with generally accepted accounting principles as follows:

(a)	Resorts’ net income, before interest, income taxes, depreciation, amortization and any extraordinary or non-recurring income for that quarter; minus

(b)	capital expenditures made by Resorts in that quarter; minus

(c)	interest, principal payments, fees and related expenses paid by Resorts in respect of indebtedness for borrowed money, capital and finance leases by Resorts, and draws upon any letters of credit issued to third parties for Resorts’ benefit in respect of that quarter; minus

(d)	all income taxes, and distributions made to equity holders on account of, or with respect to, such equity holders’ allocable share of the taxable income of Resorts, paid in cash by Resorts in that quarter.

In addition to the covenants in the credit facility that require the maintenance of certain financial ratios, the credit facility contains other covenants imposing limitations on additional debt, dispositions of property, liens, change of control and mergers and similar transactions. As of December 31, 2008, Resorts was in compliance with all of these other covenants. Resorts is also obligated to deliver its annual audited financial statements within 90 days of the end of the year. Resorts was not timely in the delivery of this 2008 annual report containing these audited financial statements. Resorts provided its annual report on May 13, 2009 and management believes Resorts is currently in compliance with this provision of the credit facility, as this requirement was satisfied by the delivery its annual report.

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

On March 31, 2008, Resorts and a newly formed, wholly owned subsidiary of Resorts (“Resorts Indiana”), entered into a definitive agreement (the “Evansville Agreement”) pursuant to which Resorts Indiana agreed to purchase from Aztar Riverboat Holding Company, LLC (the “Seller”) all of the membership interests in Aztar Indiana Gaming Company, LLC (“Aztar Indiana”), an indirect subsidiary of Tropicana Casinos and Resorts. Aztar Indiana owns the Casino Aztar riverboat gaming and hotel property in Evansville, Indiana (the “Indiana Property”). The agreement provided for a purchase price, subject to certain adjustments, of up to $245 million, consisting of $190 million of cash, a $30 million note to be issued by a new holding company of Resorts and up to $25 million that would be dependent on the performance of the Indiana Property during the 12 months following closing. At the time it entered into the Evansville Agreement, Resorts placed in escrow a $10 million deposit that was to be credited against the purchase price and released and paid to the Seller upon the closing of the transaction. The purchase was subject to customary conditions including the receipt of requisite gaming approvals and the expiration or early termination of any waiting period under the Hart-Scott-Rodino Improvements Act of 1976. Beginning August 1, 2008, Resorts began incurring $196,000 per month in connection with the financing commitment for the Evansville transaction, and this amount increased to $245,000 per month after September 30, 2008 and was to continue until the earlier of the initial funding under the commitment or the termination of the commitment, which would have continued in effect until December 31, 2008 if not earlier terminated. The proposed acquisition of Aztar Indiana was originally to be consummated utilizing a new term loan facility together with the $10 million escrowed deposit to fund the $190 million cash portion of the purchase price payable at closing and other fees and expenses related to the acquisition.

On May 5, 2008, Tropicana Entertainment, LLC and certain of its affiliated entities, including Aztar Indiana and the Seller, filed for bankruptcy relief under Chapter 11 of the Bankruptcy Code. As a result of the filing, the Seller became entitled, at its option, to assume or reject prepetition executory contracts such as the Evansville Agreement, subject to approval of the bankruptcy court. On September 22, 2008, the bankruptcy court approved bidding procedures to allow Tropicana to seek higher and better bids to purchase Aztar Indiana. As a result of the process, no higher or better bids were received. Accordingly, a sale hearing was scheduled before the bankruptcy court where Tropicana was to seek the entry of an order approving and authorizing the sale of Aztar Indiana to us pursuant to the Evansville Agreement.

On November 20, 2008, in light of uncertainty regarding whether the acquisition of Casino Aztar would close, Resorts and the Seller agreed to terminate the Evansville Agreement with the following terms of settlement: (i) payment of $5 million of the escrowed deposit to the Seller with the balance, including any accrued interest less escrow costs, being distributed to Resorts, (ii) the right of Resorts to a $5 million credit against any consideration otherwise owed by Resorts in the event of any future agreement of Resorts to acquire Aztar Indiana or an interest therein, and (iii) mutual releases of the parties from any further obligation under the Evansville Agreement. On November 26, 2008 the bankruptcy court approved the terms of settlement and we gave notice of our termination of the commitment for the financing related to the proposed acquisition of Aztar Indiana.

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

Upon a change of control event, each holder of the 9% Notes may require us to repurchase all or a portion of its 9% Notes at a purchase price equal to 101% of the principal amount of the 9% Notes, plus accrued interest. The indenture relating to the 9% Notes contains covenants applicable to Resorts and its restricted subsidiaries that, among other things, limit our ability and, in certain instances, the ability of our restricted subsidiaries, to incur indebtedness, make distributions to the holders of our equity, purchase our equity securities, make payments on our subordinated indebtedness other than in accordance with the original terms thereof, incur liens, and merge, consolidate or transfer all or substantially all of our assets. These covenants are subject to a number of important qualifications and exceptions. As of December 31, 2008, we were in compliance with all of these covenants.

On January 10, 2006, Resorts purchased $225,000 of the 9% Notes. The 9% Notes were purchased at par.

By a Consent and Waiver of Noteholders, dated July 15, 2005 (the “Original Noteholders’ Consent”), the holders of a majority of the 9% Notes consented to certain amendments to the Indenture, dated as of April 20, 2004 by and among Resorts, Capital and U.S. Bank National Association, as trustee (the “Eldorado Indenture”), which are set forth in a Supplemental Indenture dated August 11, 2005 (the “Original Supplemental Indenture”). The Original Noteholders’ Consent also includes a waiver of any default that may have occurred prior to the execution of the Original Supplemental Indenture that would not have occurred had the amendments to the Eldorado Indenture consented to in the Noteholders’ Consent then been effective. By a second Consent and Waiver of Noteholders, dated September 29, 2006 (the “Second Noteholders’ Consent”), the holders of a majority of the 9% Notes consented to an additional amendment to the Eldorado Indenture, which is set forth in a Supplemental Indenture dated November 21, 2006 (the “Second Supplemental Indenture”). The Second Noteholders’ Consent also includes a waiver of any default that may have occurred prior to the execution of the Second Supplemental Indenture that would not have occurred had the amendment to the Eldorado Indenture consented to in the Second Noteholders’ Consent then been effective. The Supplemental Indentures permit Resorts’ investment in the Louisiana Partnership through its ownership of ES#1 and ES#2 and the aforementioned investment in SGH, Resorts’ execution and performance of the Management Agreement and the License Agreement, the designation of ES#1, ES#2, the Louisiana Partnership and its subsidiaries, including Shreveport Capital Corporation, as “Unrestricted Subsidiaries” for purposes of the Eldorado Indenture, and Resorts’ pledge of its ownership interests in ES#1 and ES#2 to secure the repayment of the New Shreveport Notes. By a third Consent and Waiver of Noteholders, dated August 28, 2007 (the “Third Noteholders’ Consent”), the holders of a majority of the 9% Notes consented to an additional amendment to the Eldorado Indenture, which is set forth in a Supplemental Indenture dated November 20, 2007, which excluded from the operations of the affiliate transaction’s covenant of the Eldorado Indenture, the transactions referred to in the second paragraph under the “Newport Global Transaction”), below.

10% First Mortgage Notes due 2012

Pursuant to a Joint Plan of Debtors and Bondholders Committee (the “Plan”) confirmed by the United States Bankruptcy Court, Western District of Louisiana, Shreveport, on July 21, 2005, the Louisiana Partnership and Shreveport Capital (together, the “Shreveport Issuers”) co-issued $140 million of New Shreveport Notes, which provide for interest at the rate of 10% per annum and become due and payable in 2012, and the Shreveport Issuers’ $150 million principle amount 13% first mortgage notes with contingent interest due 2006 and $39 million principle amount 13% senior secured notes with contingent interest due 2006 were cancelled. Interest on the New Shreveport Notes is payable semiannually each February 1 and August 1, commencing February 1, 2006. Such interest is payable in cash or, at the Louisiana Partnership’s option, through the issuance of additional New Shreveport Notes for all or a portion of the amount of interest then due. However, this option to issue additional New Shreveport Notes in lieu of cash payments for interest may only be made for four semiannual interest payments (which need not be consecutive) and, with limited exceptions, may not be made once a “Preferred Capital Contribution Amount”, as defined below, has been redeemed or otherwise acquired by the Shreveport Issuers. On February 1 and August 1, 2006, respectively, the Shreveport Issuers issued $8.2 million and $7.4 million of additional New Shreveport Notes due 2012 in lieu of making the cash interest payments. The semiannual interest payments due and payable in 2007 and 2008, including the preferred equity accrued interest, were paid in cash.

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

Preferred Return on Preferred Capital Contribution Amount

On July 21, 2005, SGH acquired a 25% non-voting partnership equity interest and a $20 million preferred equity interest in the Louisiana Partnership pursuant to the Plan. On July 22, 2005, ES#1 converted 55,006 shares of the common stock of SGH into (i) a 1.4% non-voting partnership interest in the Louisiana Partnership (reducing SGH’s interest to 23.6%) and (ii) the right to distributions by the Louisiana Partnership in respect of $1.12 million of the preferred equity interests of SGH (reducing the amount retained by SGH to $18.88 million).

The Louisiana Partnership’s Fifth Amended and Restated Joint Venture Agreement, dated as of July 22, 2005 (the “Joint Venture Agreement”), provides for a “Preferred Return” (as defined) on the “Preferred Capital Contribution Amount” (as defined) to SGH, and each transferee of any of SGH’s interest in the Louisiana Partnership that becomes a partner in the Louisiana Partnership in accordance with the Joint Venture Agreement (each an “SGH Transferee”). As defined in the Joint Venture Agreement, “Preferred Capital Contribution Amount” means $20 million, less the cumulative amounts distributed from time to time in payment of the Preferred Capital Contribution Amount. As defined in the Joint Venture Agreement, “Preferred Return” means an amount calculated in the same manner as interest on a loan accruing daily from June 30, 2005, at an annual rate of 13% (based upon a 365- or 366- day year, as applicable), compounded quarterly on the last day of each fiscal quarter of each applicable year, taking into account distributions of Preferred Return made pursuant to the Joint Venture Agreement as if they were payments of interest and distributions in payment of the Preferred Capital Contribution Amount made pursuant to the Joint Venture Agreement as if they were payments of principal. As of December 31, 2008 and 2007, accrued interest with respect to the Preferred Capital Contribution Amount was $433,000 for both periods, of which $24,000 for both periods, was payable to ES#1. During August 2007, the Louisiana Partnership paid all of the Preferred Return incurred from the Effective Date through July 31, 2007, which amounted to $6.1 million, including $321,000 paid to ES#1.

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

On March 20, 2008, the Louisiana Partnership purchased all of SGH’s 23.6% interest in the Louisiana Partnership at a purchase price of $9,263,426. In accordance with the Joint Venture Agreement, SGH retained all of its rights relating to the “Preferred Capital Contribution Amount” and “Preferred Return” (as those terms are defined in the Joint Venture Agreement).

Eldorado-Shreveport Management Agreement

On July 22, 2005, Resorts and the Louisiana Partnership entered into a management agreement (the “Management Agreement”) pursuant to which Resorts, as the Louisiana Partnership’s exclusive agent, manages Eldorado-Shreveport. For its services, Resorts is entitled to receive a base management fee of $2.5 million annually, payable in quarterly installments of $625,000 each on October 22, January 22, April 22 and July 22 of each year during the term of the Management Agreement. Payment of the base management fee has priority over the payment of any interest due on the New Shreveport Notes. Resorts is also entitled to an incentive fee equal to the sum of (i) 15% of the amount, if any, by which “EBITDA” (as defined in the Management Agreement) for any calendar year during the term of the Management Agreement exceeds $20 million and (ii) an additional 5% of the amount, if any, by which “EBITDA” (as defined in the Management Agreement) for any such calendar year exceeds $25 million. By its terms, the Management Agreement will continue in effect through the date the Louisiana Partnership no longer holds a riverboat gaming license for Eldorado-Shreveport, unless the agreement is earlier terminated by either party in accordance with its terms. Notwithstanding Resorts’ right to terminate the Management Agreement at any time when any of the base management fee or incentive fee due and payable to it remains unpaid, such termination will not be effective without the consent of the Louisiana Partnership until a replacement manager has been selected by the Louisiana Partnership and approved by the Louisiana Gaming Control Board so long as (a) the Louisiana Partnership has reimbursed Resorts for all reasonably incurred and documented out-of-pocket expenses associated with the performance of its obligations under the Management Agreement within 30 days following Resorts’ submission to the Louisiana Partnership of the applicable request for reimbursement pursuant to the terms of the agreement and (b) during the period beginning on the 180th day following the date of Resorts’ written notice of termination, for each month that Resorts continues to serve as the manager pursuant to the terms of the Management Agreement, the Louisiana Partnership has paid Resorts a monthly fee of $100,000, which is due and payable no later than 15 days following the end the month.

Newport Global Transaction

Resorts entered into an Amended and Restated Purchase Agreement, dated as of July 20, 2007 (the “Purchase Agreement”), with NGA AcquisitionCo LLC, a wholly owned subsidiary of the Company (“NGA”), and Donald L. Carano, who is the presiding member of Resorts’ Board of Managers and the Chief Executive Officer of Resorts (“Carano”), pursuant to which NGA agreed, subject to the terms and conditions of the Purchase Agreement, to acquire a 17.0359% equity interest in the Resorts (the “17.0359% Interest”), including a new 14.47% equity interest to be acquired directly from Resorts (the “14.47% Interest”) and an outstanding 3% membership interest (that, as a result of the issuance of the 14.47% Interest, reduced to a 2.5659% interest) to be acquired from Carano. Upon completion of the NGA transaction, which occurred on December 14, 2007, Carano or members of his family continued to own 51% of Resorts and Carano continued in his roles in the management of Resorts.

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

At closing, pursuant to the terms of the Purchase Agreement, NGA and the then current members of Resorts entered into an amendment and restatement of Resorts’ operating agreement. Under the terms of this amended and restated operating agreement (the “New Operating Agreement”), Resorts’ board of managers is currently composed of four managers, including NGA, Donald L. Carano, Recreational Enterprises, Inc. (“REI”), and Hotel-Casino Management, Inc. (“HCM”). REI is entitled to designate an additional manager of Resorts’ board to replace Leslie Stone Heisz who resigned in March 2008 but, as of the date hereof, has not done so. Under the terms of the New Operating Agreement, NGA designated Thomas R. Reeg, NGA’s operating manager, as its initial representative for all determinations to be made by the Resorts’ board and REI and HCM designated Gary L. Carano and Raymond J. Poncia, Jr., respectively, to continue as their representatives on the Resorts board. Under the terms of the New Operating Agreement, so long as they remain managers of Resorts, NGA, REI and HCM may change their respective representatives from time to time by notice to Resorts.

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

Commitments and Contingencies

City of Shreveport Ground Lease and Admission Fees

The Louisiana Partnership entered into a ground lease with the City of Shreveport for the land on which Eldorado-Shreveport was built. The lease has an initial term ending December 20, 2010 with subsequent renewals for up to an additional 40 years. Base rental payments under the lease began when construction commenced and were $10,000 per month during the construction period. The current base rental amount is $450,000 per year and continues at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. The annual base rental payment will increase by 15% during each of the second, third, fourth and fifth five-year renewal terms with no further increases. The base rental portion of the ground lease is being amortized on a straight-line basis. In addition to the base rent, the Louisiana Partnership pays a monthly percentage rent equal to the greater of (1) $500,000 per year or (2) the sum of 1% of the Louisiana Partnership’s adjusted gross revenues and the amount by which 50% of the net income from Eldorado-Shreveport’s parking facilities exceeds a specified parking income credit. Ground lease rentals amounted to approximately $2.1 million during 2008, including percentage rentals amounting to $1.5 million.

In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the Bossier Parish School Board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. In May 2005, HCS and the Bossier Parish Police Jury concluded a settlement agreement, which was subsequently approved by the Bankruptcy Court. Under the terms of the settlement agreement, the Louisiana Partnership began paying a percentage of its Net Gaming Proceeds, as defined, in the amount of .3% during 2006, which increased to .4% in 2007 and to .5% effective January 1, 2008. Such payments to the Bossier Parish Police Jury are in addition to the payments under the ground lease and are in lieu of both admission fees and any sales or use tax for complimentary goods or services. Such payments in lieu of admission fees and school taxes amounted to $6.7 and $6.0 million for the years ended December 31, 2008 and 2007, respectively.

Contractual Commitments

The following table summarizes our estimated contractual payments, as of December 31, 2008 (in thousands).

Type of Contractual Obligation

Payment due by Period	Long-Term Debt Instruments	Interest payments on long-term debt (1)	Preferred Equity Interest (2)	Capital Leases	Operating Leases (3)	Total
2009	$215	$21,994	$—	$319	$772	$23,300
2010	980	21,543	—	259	488	23,270
2011	12,244	21,501	—	259	286	34,290
2012	157,357	15,005	—	259	167	172,788
2013	—	5,924	20,433	236	148	26,741
Thereafter	64,475	1,733	—	102	268	66,578

Total	$235,271	$87,700	$20,433	$1,434	$2,129	$346,967

(1)	Interest payments assume that the Louisiana Partnership will not utilize the provision under the indenture relating to the New Shreveport Notes that allows the Louisiana Partnership to issue additional New Shreveport Notes in lieu of making interest payments. The Louisiana Partnership has the option of doing this two more times.
(2)	Includes interest of $433.
(3)	Includes ground lease; base fee, cash payment only.

The repayment of Resorts’ long-term debt, which consists of indebtedness under its credit facility, the Aircraft Note and the indebtedness evidenced by the 9% Notes, is subject to acceleration upon the occurrence of an event of default under the credit facility, the Aircraft Note or the indenture relating to the 9% Notes, respectively. The repayment of the long-term debt evidenced by the New Shreveport Notes is subject to acceleration upon the occurrence of an event of default under the indenture relating to the New Shreveport Notes.

Interest on the New Shreveport Notes is payable semiannually in cash or, at our option, on up to two additional occasions through the issuance of additional New Shreveport Notes for all or a portion of the amount of interest then due. On February 1 and August 1, 2006, respectively, the Louisiana Partnership issued $8.2 million and $7.4 million of additional New Shreveport Notes due 2012 in lieu of making the cash interest payments.

We routinely enter into operational contracts in the ordinary course of our business, including construction contracts for minor projects that are not material to our business or financial condition as a whole. Our commitments relating to these contracts are recognized as liabilities in our consolidated balance sheets when services are provided with respect to such contracts. Resorts expect to spend approximately $1.0 million and the Louisiana Partnership expects to spend an additional $2 million on new slot machines in 2009.

Effective June 1, 2006, the Louisiana Partnership terminated a lease agreement with respect to approximately 45,000 square feet of retail space located across the street from the casino/hotel complex thereby becoming the direct lessor for the retail tenants. The termination of the lease resulted from the default on payments from the lessee. Rental revenue for this space during 2008 amounted to $0.2 million. There are currently three tenants renting approximately 10,740 square feet of space under rental agreements expiring at various dates between 2009 and 2011, some of which have optional renewal periods. Rental payments are comprised of fixed monthly amounts, percentage rentals and common area maintenance payments.

Item 7A.	Quantative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to the reports of Deloitte & Touche, LLP and the audited financial statements of the Company, audited financial statements of Eldorado Resorts, LLC, and audited financial statements of Circus and Eldorado Joint Venture appearing on pages F-1 through F-62 of this annual report, which are incorporated in this Item 8 by this reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).	Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control system was designed to provide reasonable assurance that information contained in the Company’s consolidated financial statements is reliable, does not contain any untrue statement of a material fact or omit to state a material fact, and fairly presents in all material respects the financial condition, results of operations and cash flows as of and for the periods presented in this annual report.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls provide only reasonable assurances with respect to financial statement preparation. In addition, the effectiveness of internal controls may vary over time due to changes in conditions.

Our management evaluated the internal control over financial reporting using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation as of December 31, 2008, management has concluded that the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION.

None

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

The following table sets forth information as of the date of this report, regarding each manager of the Company and each manager of Resorts.

Name	Age	Position(s)
Thomas R. Reeg(1)	37	Manager of the Company and Resorts and Operating Manager of the Company
Timothy T. Janszen(2)	44	Manager of the Company
Ryan Langdon(3)	36	Manager of the Company
Roger A. May(4)	43	Manager of the Company
Donald L. Carano(5)	76	Manager of Resorts
Gary L. Carano(6)	55	Manager of Resorts
Raymond J. Poncia, Jr.(7)	74	Manager of Resorts

(1)	Mr. Reeg has been a manager of the Company since January 11, 2007 and its operating manager since July 1, 2007. In his capacity as the Company’s Operating Manager, Mr. Reeg performs certain services for the Company commonly performed by a principal executive officer. Mr. Reeg is the designated representative of AcquisitionCo, which became a member of Resorts’ board of managers upon the closing of the Company’s acquisition of its interest in Resorts on December 14, 2007.

(2)	Mr. Janszen has been a manager of the Company since July 1, 2007.
(3)	Mr. Langdon has been a manager of the Company since July 1, 2007.
(4)	Mr. May has been a manager of the Company since July 1, 2007. In his capacity as a manager of the Company, Mr. May performs certain services for the Company commonly performed by a principal financial officer.
(5)	Mr. Carano is the designated representative of Recreational Enterprises, Inc., a Nevada corporation, which has been a member of Resorts’ board of managers since 1996.
(6)	Mr. Carano has been a member of Resorts’ board of managers since 1996.
(7)	Mr. Poncia is the designated representative of Hotel-Casino Management, Inc., a Nevada corporation, which has been a member of Resorts’ board of managers since 1996.

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

Audit Committee Financial Expert

The Company’s Board of Managers, which does not have a separate audit committee, has determined that Thomas R. Reeg, who is a member of the Board of Managers and the Company’s Operating Manager, is an “audit committee financial expert” in that he has the following attributes:

•	an understanding of generally accepted accounting principles and financial statements;

•	the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

•

experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements or experience actively supervising one or more persons engaged in such activities;

•	an understanding of internal control over financial reporting; and

•	an understanding of audit committee functions.

Reference is made to the description of Mr. Reeg’s business experience which appears above. The Board of Managers has also determined that no member of the Board of Managers, including Mr. Reeg, is “independent” as that term is defined under current rules of the New York Stock Exchange (the “NYSE”). None of the Company’s securities are listed on the NYSE or any other national securities exchange or any national securities association, nor is there any current intention to so list any securities of the Company in the future.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our managers, executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, the “reporting persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports. Based on written representations received from our reporting persons, we believe that no filings were required to be made by those reporting persons for the period January 1, 2008 through December 31, 2008.

Code of Ethics

        The Company’s Board of Managers has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. The code of ethics is a written standard designed to deter wrongdoing and to promote

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

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the code in the manner provided in the code; and

•	accountability for adherence to the code.

A copy of the code of ethics is incorporated by reference as Exhibit 14.1 to this report.

ITEM 11.	EXECUTIVE COMPENSATION.

The Company’s managers, including its Operating Manager, are not entitled to compensation from the Company for any services rendered to or on behalf of the Company, or otherwise, in their capacities as managers of the Company and, accordingly, no compensation for such services has been paid to the Company’s managers by or on behalf of the Company. The Company’s managers, including the Operating Manager, also are not compensated by or on behalf of the Company for any other services they provide to the Company, including the services performed by Mr. Reeg that are commonly performed by a principal executive officer and the services performed by Mr. May that are commonly performed by a principal financial officer or a principal accounting officer. The Company’s managers are entitled to reimbursement from the first available funds of the Company for direct out-of-pocket costs and expenses they incur on behalf of the Company that directly relate to the business and affairs of the Company. The Company does not have any named executive officers other than its Operating Manager, Thomas R. Reeg, who during the year ended December 31, 2008 performed services for the Company commonly performed by a principal executive officer, for which Mr. Reeg received no compensation from the Company. Roger A. May, a Manager of the Company, performed services for the Company during the year ended December 31, 2008 commonly performed by a principal financial officer, for which Mr. May received no compensation from the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

The following table sets forth, as of April 30, 2009, information regarding the beneficial ownership by each of the Company’s managers, Thomas R. Reeg, Timothy T. Janszen, Ryan Langdon and Roger A. May, of each class of equity securities of the Company, the Company’s parent or the Company’s subsidiaries of which he owns any beneficial interest. Mr. Reeg, who is the Company’s operating manager, and performs services for the Company commonly performed by a principal financial officer, is the Company’s only named executive officer.

Name of Company Manager(1)	Title of Class of Securities	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Thomas R. Reeg(3)	VoteCo Units	30 Units (4)	30.0	%(4)
	Company Class A Units	1 Unit (5)	100	%(5)
	Blocker Units	100 Units (6)	100	%(6)
	AcquisitionCo Units	100 Units (7)	100	%(7)
Timothy T. Janszen(8)	VoteCo Units	30 Units (9)	30.0	%(4)
	Company Class A Units	1 Unit (5)	100	%(5)
	Blocker Units	100 Units (6)	100	%(6)
	AcquisitionCo Units	100 Units (7)	100	%(7)
Ryan Langdon(10)	VoteCo Units	30 Units (11)	30.0	%(4)
	Company Class A Units	1 Unit (5)	100	%(5)
	Blocker Units	100 Units (6)	100	%(6)
	AcquisitionCo Units	100 Units (7)	100	%(7)
Roger A. May(12)	VoteCo Units	10 Units (13)	30.0	%(4)
	Company Class A Units	1 Unit (5)	100	%(5)
	Blocker Units	100 Units (6)	100	%(6)
	AcquisitionCo Units	100 Units (7)	100	%(7)
Company Managers and Executive Officers of the Company as a Group (4 persons)(14)
	Company Class A Units	1 Unit (5)	100	%(5)
	Blocker Units	100 Units (6)	100	%(6)
	AcquisitionCo Units	100 Units (7)	100	%(7)

(1)	The address for each manager of the Company is:
c/o Newport Global Advisors LP
21 Waterway Avenue, Suite 150
The Woodlands, TX 77380
(2)	Beneficial ownership is determined in accordance with the Exchange Act, as amended, and the rules and regulations promulgated thereunder.
(3)	Thomas R. Reeg is the operating manager of VoteCo, the Company, Blocker and AcquisitionCo. Mr. Reeg performs services for the Company commonly performed by a principal executive officer.
(4)	Thomas R. Reeg is the listed owner of these securities.

(5)	VoteCo is the listed owner of one Class A Unit of the Company, which is the only Class A Unit of the Company that is issued and outstanding. Thomas R. Reeg, Timothy T. Janszen, Ryan Langdon and Roger A. May each may be deemed to be a member of a “group” holding all 100 VoteCo Units and, as a result, each may be deemed to be a beneficial owner of the Class A Unit of the Company, representing the only Class A Unit of the Company issued and outstanding, directly held by VoteCo.
(6)	The Company is the listed owner of all 100 Blocker Units. Thomas R. Reeg, Timothy T. Janszen, Ryan Langdon and Roger A. May each may be deemed to be a member of a “group” holding all 100 VoteCo Units and, as a result, each may be deemed to be a beneficial owner of all Blocker Units directly held by the Company.
(7)	Blocker is the listed owner of all 100 AcquisitionCo Units. Thomas R. Reeg, Timothy T. Janszen, Ryan Langdon and Roger A. May each may be deemed to be a member of a “group” holding all 100 VoteCo Units and, as a result, each may be deemed to be a beneficial owner of all AcquisitionCo Units directly held by Blocker.
(8)	Timothy T. Janszen is a manager of VoteCo, the Company, Blocker and AcquisitionCo.
(9)	Timothy T. Janszen is the listed owner of these securities.
(10)	Ryan Langdon is a manager of VoteCo, the Company, Blocker and AcquisitionCo.
(11)	Ryan Langdon is the listed owner of these securities.
(12)	Roger A. May is a manager of VoteCo, the Company, Blocker and AcquisitionCo. Mr. May performs services for the Company commonly performed by a principal financial officer or a principal accounting officer.
(13)	Roger A. May is the listed owner of these securities.
(14)	The Company currently has no executive officers, but Thomas R. Reeg, the Company’s operating manager, performs services for the Company commonly performed by a principal executive officer and Roger A. May, a manager of the Company, performs services for the Company commonly performed by a principal financial officer or a principal accounting officer.

Equity Compensation Plans

The following tables set forth certain information relating to equity compensation plans as of December 31, 2008 for the Company, which has no equity compensation plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	—	None
Equity compensation plans not approved by security holders	None	—	None
Total	None	—	None

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Company’s Parent

The Company’s only parent is VoteCo, which holds 100% of the voting securities of the Company. The equity owners of VoteCo are Thomas R. Reeg, Timothy T. Janszen and Ryan Langdon, each of whom owns a 30% interest, and Roger A. May, who owns a 10% interest.

Related Transactions

Until July 1, 1996, Resorts had historically paid a management fee to each of Recreational Enterprises, Inc. and Hotel Casino Management, Inc. A portion of these fees represented compensation for services provided to Resorts by certain members of the Carano family. Effective July 1, 1996, Resorts entered into a new management agreement (the “Eldorado Management Agreement”) with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. which provides that Recreational Enterprises, Inc. and Hotel Casino Management, Inc. (collectively, the “Managers”) will, among other things, (a) develop strategic plans for Resorts’ business, including preparing annual budgets and capital expenditure plans, (b) provide advice and oversight with respect to financial matters of Resorts, (c) establish and oversee the operation of financial accounting systems and controls and regularly review Resorts’ financial reports, (d) provide planning, design and architectural services to Resorts and (e) furnish advice and recommendations with respect to certain other aspects of Resorts’ operations. In consideration for such services, Resorts pays to the Managers a management fee not to exceed 1.5% of Resorts’ annual net revenues. There is no minimum payment required to be paid to the Managers pursuant the Eldorado Management Agreement. The current term of the Eldorado Management Agreement continues in effect until July 1, 2011 after which it will be automatically renewed for additional three-year terms until terminated by one of the parties. Resorts paid management fees to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. of $328,000 and $172,000, respectively, in 2008 and $393,600 and $206,400, respectively, in 2007. There can be no assurance that the terms of the Eldorado Management Agreement are at least as favorable to Resorts as could be obtained from unaffiliated third parties. Recreational Enterprises, Inc. is beneficially owned by members of the Carano family and Hotel Casino Management, Inc. is beneficially owned by members of the Poncia family. Donald M. Carano and Raymond J. Poncia, Jr. are members of Resorts’ board of managers.

Resorts owns the parcel on which Eldorado-Reno is located, except for approximately 30,000 square feet which is leased from C, S and Y Associates, a general partnership of which Donald Carano is a general partner (the “C, S and Y Lease”). The C, S and Y Lease expires on June 30, 2027. Annual rent is payable in an amount equal to the greater of (i) $400,000 or (ii) an amount based on a decreasing percentage of Eldorado-Reno’s gross gaming revenues for the year ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75 million. In 2008 and 2007, the rent paid pursuant to the C, S and Y Lease, totaled approximately $624,000 and $633,000, respectively. In the opinion of Resorts’ management, the terms of the C, S and Y Lease are at least as favorable to Resorts as could have been obtained from unaffiliated third parties.

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

Resorts owns a 21.25% interest in Tamarack Crossings, LLC, a Nevada limited liability company, which owns and operates Tamarack Junction (“Tamarack”), a small casino in south Reno, Nevada. Resorts has a nontransferable option to purchase from Donald Carano, at a purchase price equal to his cost plus any undistributed income attributable thereto (which amounted to approximately $2.5 million at December 31, 2008), an additional 10.0% interest in Tamarack Crossings, LLC, which is exercisable until June 30, 2010. Donald Carano currently owns a 26.25% interest in Tamarack Crossings, LLC. Four members of Tamarck Crossings, LLC, including Resorts and three unaffiliated third parties, manage the business and affairs of the Tamarack. At December 31, 2008 and 2007, Resorts’ financial investment in Tamarack Crossings, LLC was $5.3 million and $5.6 million, respectively. Resorts’ capital contribution to Tamarack Crossings, LLC represents its proportionate share of the total capital contributions of the members. Additional capital contributions of the members, including Resorts, may be required for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings.

From time to time Resorts leases aircraft owned by Recreational Enterprises, Inc., for use in operating its business. In 2008 and 2007, the lease payments made by Resorts for use of the aircraft totaled approximately $1.2 million and $1.6 million, respectively. In the opinion of Resorts’ management, the lease terms were at least as favorable to Resorts as could have been obtained from an unaffiliated third party.

From time to time Resorts leases a yacht owned by Sierra Adventure Equipment, a limited liability company beneficially owned by Recreational Enterprises, Inc., for use in operating its business. In 2008 and 2007, the lease payments made by Resorts for use of the yacht totaled approximately $81,500. In the opinion of Resorts’ management, the lease terms were at least as favorable to Resorts as could have been obtained from an unaffiliated third party.

Resorts occasionally purchases wine and firewood directly from the Ferrari Carano Winery, which is owned by Recreational Enterprises, Inc. and Donald Carano. The firewood is used in Eldorado-Reno’s various wood burning ovens while wine purchases are sent directly to customers in appreciation of their patronage. In 2008 and 2007, Resorts spent approximately $63,500 and $106,000, respectively, for these products. In the opinion of Resorts’ management, the purchases were on terms as least as favorable to Resorts as could have been obtained from an unaffiliated third party.

In 2007, the Silver Legacy made payments pursuant to its joint venture agreement, representing tax distributions, to Resorts in the amount of approximately $2.3 million. During the year ended December 31, 2007, Resorts made cash distributions of $14.8 million to its members, utilizing all of the $2.3 million it had received from the Silver Legacy. The distributions by Resorts in 2007 included a $10 million special distribution to the members of Resorts prior to the Company’s acquisition of its interest in Resorts on December 14, 2007. The balance of Resorts’ 2007 distributions was for income taxes. In January 2008, Resorts approved and made additional tax distributions relating to 2007 to all of its members, including the Company, that totaled $1.2 million, including $40,000 that was distributed to the Company.

The information included in Item 1 of this report under the subcaption “The Resorts Transaction” is incorporated herein by this reference.

In April 2008, the Silver Legacy and Eldorado began combining certain back-of-the-house and administrative departmental operations, including purchasing, advertising, information systems, surveillance and engineering of the Eldorado and Silver Legacy in an effort to achieve payroll cost savings synergies at both properties. Payroll costs associated with the combined operations are shared equally and are billed at cost plus an estimated allocation for related benefits and taxes. During 2008, the Silver Legacy reimbursed Eldorado $129,200 for Silver Legacy’s allocable portion of the shared administrative services costs associated with the operations performed at the Eldorado and the Eldorado reimbursed the Silver Legacy $30,100 for Eldorado’s allocable portion of the shared administrative services costs associated with the operations performed at Silver Legacy.

On March 20, 2008, the Louisiana Partnership, pursuant to, its call right under its partnership agreement to require a third partner of the partnership not affiliated with Resorts to sell to the Louisiana Partnership all of its 23.6% interest in the Louisiana Partnership, redeemed the interest for which it paid $9.3 million.

As a result of the Louisiana Partnership’s acquisition of this interest, all of the interests in the Louisiana Partnership are owned by Resorts’ wholly owned subsidiaries, ES#1 (98.7%) and ES#2 (1.3%), but, in accordance with the terms of the partnership agreement, the selling partner retained all of its rights relating to its “Preferred Capital Contribution Amount” and “Preferred Return” (as these terms are defined in the partnership agreement).

Newport Financing Commitment

On May 12, 2009, Resorts and Newport, an affiliate of the Company, executed an agreement (the “Agreement”) pursuant to which Resorts may, at any time it believes that it may in the reasonably foreseeable future be in default of any of the provisions of Sections 6.13, 6.14, 6.15 or 6.16 of its credit facility, make a written request to Newport for a loan. However, a loan request may not be made after the earlier of the first anniversary of the Agreement, or the maturity date of Resorts’ credit facility (including, for this purpose, any amendments, replacements or extensions thereof). Newport will be obligated, within ten days after a written request therefor, to make a loan to Resorts in the amount requested, subject to the limitation in the Agreement on the amount that Resorts is permitted to borrow. Under the terms of the Agreement, the amount that may be borrowed under the Agreement may not exceed the lesser of (i) the maximum amount which may at the time be borrowed by Resorts without causing it to be in default of the limitations on indebtedness contained in Section 4.09 of the indenture (the “Indenture”) relating to the 9% senior notes due 2014 co-issued by Resorts and its wholly owned subsidiary, Eldorado Capital Corp. (the “9% Notes”), or (ii) such amount which is equal to the greater of (A) the excess of (1) the aggregate unpaid principal balance of the loans made to Resorts under (I) Resorts’ credit facility and (II) the Loan and Aircraft Security Agreement (the “Aircraft Loan Agreement”) dated as of December 30, 2005 between Resorts and Banc of America Leasing and Capital, LLC (including for this purpose any amendments, replacements or extensions thereof) at the time of the written request, over (2) $5,000,000, or (B) at Newport’s option, the amount of the unpaid principal and accrued interest then outstanding under Resorts’ credit facility. Any loan under the Agreement will bear interest at a rate mutually determined by Resorts and Newport, and principal and interest will be payable on the 45th day of each fiscal quarter (commencing with the second fiscal quarter beginning after a loan is made) in an amount equal to the “Excess Cash Flow” (as defined), if any, of Resorts for the fiscal quarter ending immediately prior to the payment date, but, in any event, the entire unpaid principal balance of any loan made under the Agreement and all interest accrued thereon will be payable in full no later than the first anniversary of the date the loan is made. In the event Newport makes a loan in an amount equal to the entire balance of principal and accrued interest then outstanding under Resorts’ credit facility, or the loans under the credit facility or any successor loans are paid in full directly or indirectly without using the proceeds of any loan(s) or other financing other than any loan made by Newport, and, in either case, Resorts’ credit facility is terminated, Resorts will (subject to any required approvals of gaming regulators) be obligated to grant a first lien to Newport on the collateral securing Resorts’ credit facility to secure any loan made by Newport under the Agreement. However, if such a lien cannot otherwise be granted without causing Resorts to violate the terms of the Indenture, the lien may equally and ratably secure the 9% Notes and the loan made by Newport under the Agreement and the Newport loan will be pari passu in right of payment with the 9% Notes.

Subject to the prior receipt by Resorts of all applicable regulatory approvals and the approval of Resorts’ Board of Managers, Resorts will be obligated, if any loan is made under the Agreement, to issue to Newport such number of membership interests in Resorts as is mutually agreed to by Resorts and Newport, it being the intention of the parties to the Agreement that any issuance of membership interests in Resorts be structured in such a manner as to not result in a “Change of Control”, as that term is defined in the Indenture.

It is anticipated that in the next few weeks Resorts will (subject to the consent of the lender under the Aircraft Loan Agreement) reach an agreement with the Louisiana Partnership to sell to the Louisiana Partnership the aircraft which serves as collateral under the Aircraft Loan Agreement on terms that will relieve Resorts of any further obligation for the indebtedness remaining under the Aircraft Loan Agreement. However, there is no assurance that such a transaction will be consummated. In the event that the aircraft has not been sold by Resorts on or before July 1, 2009, Resorts will be obligated under the Agreement to pay Newport a fee of $25,000 on July 1, 2009, which will be in addition to a $25,000 commitment fee paid to Newport at the time the Agreement was executed by the parties.

As used in the Agreement, the term “Excess Cash Flow” means, for any fiscal quarter, the amount computed by Resorts in accordance with generally accepted accounting principles as follows:

(a) Resorts’ net income, before interest, income taxes, depreciation, amortization and any extraordinary or non-recurring income for that quarter; minus

(b) capital expenditures made by Resorts in that quarter; minus

(c) interest, principal payments, fees and related expenses paid by Resorts in respect of indebtedness for borrowed money, capital and finance leases by Resorts, and draws upon any letters of credit issued to third parties for Resorts’ benefit in respect of that quarter; minus

(d) all income taxes, and distributions made to equity holders on account of, or with respect to, such equity holders’ allocable share of the taxable income of Resorts, paid in cash by Resorts in that quarter.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed by Deloitte & Touche LLP (“Deloitte”), the Company’s principal accounting firm, to the Company for the fiscal years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007
Audit Fees (1)	$164,000	$137,000
Audit Related Fees	—	—
Tax Fees (2)	5,000	—
All Other Fees	—	—

	$169,000	$137,000

(1)	Audit Fees. This category includes fees and expenses billed by Deloitte for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s filings with the Securities and Exchange Commission, including its quarterly and annual reports filed pursuant to Section 13 of the Securities Exchange Act of 1934, as amended.
(2)	Tax Fees. This category includes fees and expenses billed by Deloitte for tax compliance and preparation services.

The Board of Managers has established pre-approval policies and procedures pursuant to which the Board of Managers approves the services provided by our principal accounting firm. The services provided to us by our principal accounting firm in 2008 and 2007 were pre-approved by our Board of Managers. Consistent with the Board of Managers’ responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Board of Managers. Requests or applications to provide services that require specific approval by the Board of Managers will be submitted to the Board of Managers by both the independent auditor and Roger A. May, who performs for the Company the services commonly performed by a principal financial officer. Mr. May will immediately report to the Board of Managers any breach of this policy that comes to his attention.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed with, or incorporated by reference in, this report.

Exhibit No.	Description
2.1	Subscription Agreement for Class A Unit dated May 31, 2007 (Incorporated by reference to Exhibit No. 2.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

2.2	Subscription Agreement for Class B Units dated May 31, 2007 (Incorporated by reference to Exhibit No. 2.2 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

3.1	Articles of Organization of NGA HoldCo LLC, dated as of January 4, 2007 (Incorporated by reference to Exhibit No. 3.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

3.2	Amended and Restated Operating Agreement of NGA HoldCo LLC (Incorporated by reference to Exhibit No. 3.2 to Amendment No. 1 to the Company’s registration statement on Form 10-SB filed with the SEC on August 31, 2007 – SEC File No. 000-52734)

4.1	Amended and Restated Operating Agreement of Eldorado Resorts, LLC dated as of December 14, 2007 (Incorporated by reference to Exhibit No. 4.1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

10.1	Amended and Restated Purchase Agreement dated as of July 20, 2007 by and among Eldorado Resorts LLC, AcquisitionCo LLC and Donald L. Carano (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s registration statement on Form 10-SB filed with the SEC on August 31, 2007 – SEC File No. 000-52734)

10.2	Put-Call Agreement dated as of December 14, 2007 (Incorporated by reference to Exhibit No. 10.2 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

10.3	Registration Rights Agreement dated as of December 14, 2007 (Incorporated by reference to Exhibit No. 10.3 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

10.4	Indenture dated April 20, 2004, between Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Resorts’ Form 10-Q for the quarterly period ended March 31, 2004 SEC - File No. 333-11811)

10.5	Supplemental Indenture, dated August 11, 2005, by and among Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.38 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.6	Second Supplemental Indenture, dated November 21, 2006, by and among Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.39 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.7	Supplemental Indenture, dated as of November 20, 2007 (Incorporated by reference to Exhibit No. 10.7 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

10.8	Environmental Indemnity, entered into as of March 5, 2002 (Incorporated by reference to Exhibit 10.10.6 to Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.9	Loan and Aircraft Security Agreement dated as of December 30, 2005 among Eldorado Resorts LLC and Banc of America Leasing & Capital (Incorporated by reference to Exhibit No. 10.8 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.10	Third Amended and Restated Loan Agreement dated as of February 28, 2006 among Eldorado Resorts LLC and Bank of America, N.A. (formerly Bank of America National Trust and Savings Association), as Issuing Bank and Administrative Agent. (Incorporated by reference to Exhibit No. 10.9 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.11	Amendment No. 1 to Third Amended and Restated Loan Agreement (Incorporated by reference to Exhibit No. 10.11 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

10.12	Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 3.3 to the Form S-4 Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. – SEC File No. 333-87202)

10.13	Management Agreement dated as of June 28, 1996 by and between Eldorado Resorts LLC, Recreational Enterprises, Inc. and Hotel-Casino Management, Inc. (Incorporated by reference to Exhibit 10.3 to the Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.14	Lease dated July 21, 1972 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.1 to the Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.15	Addendum to Lease dated March 20, 1973 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.2 to Resorts’ and Eldorado Capital Corp.’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.16	Amendment to Lease dated January 1, 1978 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.3 to Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.17	Amendment to Lease dated January 31, 1985 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.4 to Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.18	Third Amendment to Lease dated December 24, 1987 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.5 to Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.19	Second Amended and Restated Credit Agreement, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, the banks referred to therein and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.2 to Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.20	Guaranty dated as of March 5, 2002, made by Silver Legacy Capital Corp., in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.3 to Resorts’ Form 10-K for the year ended December 31, 2001 SEC File No. 333-11811 )

10.21	Second Amended and Restated Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.4 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.22	Guarantor Security Agreement, dated as of March 5, 2002, by and between Silver Legacy Capital Corp. and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.5 to Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.23	Second Amended and Restated Deed of Trust, dated as of February 26, 2002, but effective March 5, 2002, by and among Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.6 to Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.24	Second Amended and Restated Assignment of Rent and Revenues entered into as of February 26, 2002, but effective as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.7 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811 )

10.25	Second Amended and Restated Collateral Account Agreement, dated March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.8 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.26	Intercreditor Agreement, dated as of March 5, 2002, by and among Bank of America, N.A., as administrative agent, The Bank of New York, as trustee, Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 10.9.9 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.27	Indenture, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.1 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.28	Deed of Trust, dated as of February 26, 2002, by Circus and Eldorado Joint Venture, to First American Title Company of Nevada for the benefit of the Bank of New York. (Incorporated by reference to Exhibit 10.10.2 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.29	Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Silver Legacy Corp. for the benefit of The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.3 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.30	Assignment of Rent and Revenues entered into as of February 26, 2002, by and between Circus and Eldorado Joint Venture and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.4 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.31	Collateral Account Agreement, dated as of March 5, 2002, by and among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.5 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.32	Amendment No. 1 to Second Amended and Restated Credit Agreement dated November 4, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to Circus and Eldorado Joint Venture’s Quarterly Report on Form 10-Q for the period ended September 30, 2003–Commission File No. 333-87202)

10.33	Modification of Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rights dated November 3, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to Circus and Eldorado Joint Venture’s Quarterly Report on Form 10-Q for the period ended September 30, 2003–Commission File No. 333-87202)

10.34	Amendment No. 2 to Second Amended and Restated Credit Agreement dated June 15, 2005 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to Circus and Eldorado Joint Venture’s Current Report on Form 8-K filed June 20, 2005–Commission File No. 333-87202)

10.35	Amendment No. 3 to Second Amended and Restated Credit Agreement dated March 2, 2006 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to Circus and Eldorado Joint Venture’s Current Report on Form 8-K filed March 8, 2006–Commission File No. 333-87202)

10.36	UCC Financing Statement Amendments (Incorporated by reference to Exhibit 4.15 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

10.37	Amendment No. 4 to Second Amended and Restated Credit Agreement as of March 28, 2007 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.11 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

10.38	Modification of Second Amended and Restated Assignment of Rents and Revenues between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.12 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

10.39	Second Modification of Second Amended and Restated Construction Deed of Trust between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.13 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

10.40	Fifth Amended and Restated Partnership Agreement of Eldorado Casino Shreveport Joint Venture, dated as of July 22, 2005. (Incorporated by reference to Exhibit No. 10.40 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.41	Amendment No. 1, dated as of November 29, 2007, to the Fifth Amended and Restated Joint Venture Agreement of Eldorado Casino Shreveport Joint Venture (Incorporated by reference to Exhibit No. 10.41 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

10.42	Management Agreement, dated as of July 22, 2005, by and between Eldorado Casino Shreveport Joint Venture and Eldorado Resorts, LLC. (Incorporated by reference to Exhibit No. 10.41 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.43	Amended and Restated Indenture, dated as of July 21, 2005, by and among Eldorado Casino Shreveport Joint Venture, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.42 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.44	Supplemental Indenture, dated as of November 15, 2007 (Incorporated by reference to Exhibit No. 10.44 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

10.45	Amended and Restated Security Agreement, dated as of July 21, 2005, by Eldorado Casino Shreveport Joint Venture to U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.43 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.46	Amended and Restated Security Agreement, dated as of July 21, 2005, by Shreveport Capital Corporation to U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.44 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.47	Amended and Restated Mortgage, Leasehold Mortgage, and Assignment of Rents and Leases, dated as of July 21, 2005, by the Company. (Incorporated by reference to Exhibit No. 10.45 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.48	First Amendment to and Restatement of First Preferred Ship Mortgage, dated as of July 21, 2005, by Eldorado Casino Shreveport Joint Venture in favor of U.S. Bank National Association (amending 1999 ship mortgage). (Incorporated by reference to Exhibit No. 10.46 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.49	First Amendment to and Restatement of First Preferred Ship Mortgage, dated as of July 21, 2005, by Eldorado Casino Shreveport Joint Venture in favor of U.S. Bank National Association (amending 2001 ship mortgage). (Incorporated by reference to Exhibit No. 10.47 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.50	Membership Interest Pledge Agreement, dated as of July 22, 2005, by Eldorado Resorts, LLC in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.48 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.51	Partnership Interest Pledge Agreement, dated as of July 22, 2005, by Eldorado Shreveport #1, LLC in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.49 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.52	Partnership Interest Pledge Agreement, dated as of July 22, 2005, by Eldorado Shreveport #2, LLC in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.50 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.53	Reaffirmation of Partnership Undertakings, dated as of July 22, 2005, by Eldorado Shreveport #1, LLC, Eldorado Shreveport #2, LLC and Shreveport Gaming Holdings, Inc., a Delaware corporation, in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.51 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.54	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated February 28, 2006 by Eldorado Resorts LLC in favor of First American Title Company of Nevada, as trustee for the benefit of Bank of America, N.A. (Incorporated by reference to Exhibit No. 10.52 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.55	Third Amended and Restated Security Agreement dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.53 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.56	Second Amended and Restated Security Agreement dated February 28, 2006 by Eldorado Capital Corp. in favor of Bank of America, N.A. as Administrative Agent (Incorporated by reference to Exhibit No. 10.54 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.57	Third Amended and Restated Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated February 28, 2006 by Eldorado Resorts LLC and C.S.&Y. Associates in favor of First American Title Company of Nevada as trustee for the benefit of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.55 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.58	Second Amended and Restated Assignment of Rents and Revenues dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.56 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.59	Second Amended and Restated Assignment of Subleases and Rents dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.57 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.60	Second Amended and Restated Assignment of Equipment Leases dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.58 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.61	Second Amended and Restated Guaranty dated February 28, 2006 by Eldorado Capital Corp. in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.59 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.62	Agreement, dated May 12, 2009, between Eldorado Resorts LLC and Newport Global Advisors L.P.

14.1	Code of Ethics of NGA HoldCo, LLC (Incorporated by reference to Exhibit No. 14.1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

21.1	Subsidiaries of NGA HoldCo LLC (Incorporated by reference to Exhibit No. 21.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGA HOLDCO, LLC

Date: May 22, 2009	By:	/s/ Thomas R. Reeg
	Name:	Thomas R. Reeg
	Title:	Operating Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Reeg Thomas R. Reeg	Operating Manager and Principal Executive Officer (Principal Executive Officer)	May 22, 2009

/s/ Roger A. May Roger A. May	Manager, Principal Financial Officer and Principal Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	May 22, 2009

/s/ Timothy T. Janszen Timothy T. Janszen	Manager	May 22, 2009

/s/ Ryan Langdon Ryan Langdon	Manager	May 22, 2009

INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS FOR NGA HOLDCO, LLC

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

NGA Holdco LLC

The Woodlands, Texas

We have audited the accompanying consolidated balance sheet of NGA Holdco, LLC and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the two years ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NGA Holdco, LLC and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
May 20, 2009

NGA HOLDCO, LLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$262,938	$—
Federal tax asset	235,000	—

Total current assets	497,938	—
Deferred federal tax asset	2,472,163	—
Investment in Resorts	29,666,633	38,256,039
Due from related party	5,179,772	5,183,574

Total Assets	$37,816,506	$43,439,613

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$22,225	$243,318
Federal tax liability	—	222,300

Total current liabilities	22,225	465,618
Due to related party	1,719,870	1,083,927
Deferred federal tax liability	—	446,097

Total Liabilities	1,742,095	1,995,642

Members’ Equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	36,322,652	36,322,652
(Accumulated deficit) retained earnings	(252,047)	5,117,513

Total Members’ equity	36,074,411	41,443,971

Total Liabilities & Members’ equity	$37,816,506	$43,439,613

The accompanying notes are an integral part of consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2008	2007
(Loss) Income:
Gain on marketable securities	$—	$1,992,211
Interest income	—	3,532,944
Dividend income	—	61,600
Equity loss on Resorts	(4,724,394)	(58,824)
Impairment in Investment in Resorts	(3,606,101)	—

Total (loss) income	(8,330,495)	5,527,931
Expenses:
Legal, licensing, and other expenses	179,625	1,175,648

Net (loss) income before income taxes	(8,510,120)	4,352,283
Income tax benefit (expense)	3,140,560	(668,397)

Net (loss) income	$(5,369,560)	$3,683,886

The accompanying notes are an integral part of these consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

	Subscribed Class A Unit	Class B Units	Retained Earnings (Accumulated Deficit)	Total Members’ Equity
Balance, January 1, 2007	3,806	36,322,652	1,433,627	37,760,085
Net Income	—	—	3,683,886	3,683,886

Balance, December 31, 2007	3,806	36,322,652	5,117,513	41,443,971
Net Loss	—	—	(5,369,560)	(5,369,560)

Balance, December 31, 2008	$3,806	$36,322,652	$(252,047)	$36,074,411

The accompanying notes are an integral part of these consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,369,560)	$3,683,886
Adjustments to reconcile (loss) income from continuing operations to net cash (used in) provided by operating activities:
Gain on marketable securities	—	(1,992,211)
Equity loss on Resorts	4,724,394	58,824
Impairment in Investment in Resorts	3,606,101	—
Increase in federal tax asset	(2,707,163)	—
Decrease in subscription receivable	—	3,806
Decrease (Increase) in due from related parties	3,802	(5,183,574)
Decrease in accrued interest receivable	—	1,585,224
(Decrease) Increase in accounts payable and accrued liabilities	(221,093)	143,318
Increase in due to related parties	635,943	1,032,330
(Decrease) Increase in federal tax liability	(668,397)	668,397
Distributions from equity investment in Resorts	258,911	—

Net cash (used in) provided by operating activities:	$262,938	$—

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities:	$—	$—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash (used in) provided by financing activities:	$—	$—

Net increase (decrease) in cash	$262,938	$—

Cash at beginning of the year	$—	$—

Cash at end of the year	$262,938	$—

NON CASH INVESTING AND FINANCING TRANSACTIONS:
Exchange of marketable securities for equity interest in Resorts	$—	$38,314,863

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents

NGA HoldCo, LLC

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

NGA HoldCo, LLC, a Nevada limited liability company (the “Company”), was formed on January 8, 2007 at the direction of Newport Global Opportunities Fund LP the (“Newport Fund”), a Delaware limited partnership and an affiliate of Newport Global Advisors LP, a Delaware limited partnership (“Newport”). The Company was formed for the primary purpose of holding equity, either directly or indirectly through affiliates, in one or more entities related to the gaming industry. The consolidated financial statements represent the financial position and results of operations of the Company and its two wholly owned subsidiaries; NGA Blocker, LLC (“Blocker”) and NGA Acquisition Co. LLC (“Acquisition Co”).

On December 14, 2007, the date of the closing of its acquisition of a 17.0359% interest in Eldorado Resorts, LLC, a Nevada Limited Liability Company (“Resorts”), the Company transferred in part to Resorts and in part to Donald L. Carano (“Carano”), respectively, free and clear of any liens, ownership of a total of $38,045,363 original principal amount of First Mortgage Bonds due 2012, co-issued by Eldorado Casino Shreveport Joint Venture (the “Louisiana Partnership”), and Shreveport Capital Corporation, a wholly owned subsidiary of the Louisiana Partnership (the “New Shreveport Notes”), together with 11,000 preferred shares in exchange for a 17.0359% interest in Resorts. In May 2007, the Newport Fund contributed 100% of the New Shreveport Notes held by the Newport Fund since August 2006 and 11% of the preferred shares held since August 2006 (collectively, the “Eldorado Shreveport Investments”) to the Company. These Eldorado Shreveport Investments were transferred to the Company at the fair value as of the transfer date. The related consolidated statements of operations reflect the interest and dividend income earned from the Eldorado Shreveport Investments since August 2006 and gains on these investments recognized by the Newport Fund from the date of the Letter of Intent between Resorts and the Newport Fund in November 2006 and the date of acquisition of the interest in Resorts on December 14, 2007.

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

In accordance with Accounting Principles Board (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock”, we review our investment in Resorts for impairment when evidence suggests the absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. Under APB 18, the Company compared the estimated discounted future cash flows of operations against the carrying value of the asset and noted the carrying value exceeded the fair value. As such, the Company recorded an impairment loss of approximately $3.6 million to write down the asset to estimated fair value. As of December 31, 2007, the Company determined that no impairment existed.

Fair Value of Financial Instruments

The fair value of receivables, investments and accounts payable approximate their carrying value due to the immediate or short term maturity of these financial instruments.

Accounts Payable and Accrued Liabilities

Certain franchise tax expenses were inappropriately accrued for during the years ended December 31, 2007 and 2006. The net impact of correcting this immaterial error was an increase to net income of $200,000 for the year ended December 31, 2008, as the Company reversed the previously accrued amount of $200,000 resulting in a decrease to other expenses of $200,000. Management has concluded that the impact of the error was not material to the prior year financial statements or to any current period interim financial statements.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, upon inception. There was no unrecognized tax recorded as a result of the implementation. Nevertheless, in the event the Company were to incur interest and penalties related to unrecognized tax benefits, the Company would recognize such interest and penalties related to such unrecognized tax benefits within the income tax expense line in the NGA HoldCo accompanying consolidated income statements. Moreover, such accrued interest and penalties would be included within the related tax liability line in the accompanying balance sheet were they to exist.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Blocker and AcquisitionCo. All intercompany transactions have been eliminated in consolidation.

Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “ Fair Value Measurements “ and SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115. “ SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Company’s adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements”. The Company has not elected to use the fair value option permitted under SFAS No. 159.

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

As of January 1, 2007, the Eldorado Shreveport Investments consist of:

January 1, 2007
Shreveport bonds, due 2012, bearing interest at a rate of 10%, interest payable semiannually in February and August	$36,190,652
Preferred Securities of Shreveport Gaming Holdings, Inc. (11,000 shares)	132,000

$36,322,652

The bonds and the preferred securities were acquired by Newport through a series of purchases beginning on August 4, 2006.

While these investments were held by Newport and subsequently the Company, the management of Newport periodically reviewed the underlying value of these investments to determine if any impairment indicators existed. Management relies on the underlying financial statements and comparable value multiples in performing their impairment review. Since the initial acquisition of the bonds and preferred securities that comprise the Eldorado Shreveport Investments, Newport has not recorded or identified any impairment charges of declines in market value.

A rollforward of the Eldorado Shreveport Investments follows:

Fair value of Shreveport bonds and preferred securities at January 1, 2007	$36,322,652
Gain on marketable securities through December 14, 2007	1,992,211

Fair value of Shreveport bonds and preferred securities at closing	$38,314,863

In February 2007 and August 2007, Newport received identical interest payments of $1,902,268, totaling $3,804,536, which is reflected in due from related party in the consolidated balance sheet at December 31, 2008 and 2007, respectively, as well as, $1,142,974 of interest received from Resorts and $170,658 of interest received from Donald L. Carano, both representing interest accrued through the date of the closing. Also included in due from related party is a $61,600 preferred dividend received by Newport in October 2007, representing the dividend earned on the 11,000 shares of preferred securities previously owned by the Company. There is no formal agreement between Newport and the Company regarding the settlement of this receivable, however, it is expected to be settled upon sale of the Company’s investment in Resorts.

5. Investment in Resorts

In December 2007, in accordance with the Purchase Agreement with Resorts and Carano, the Company, through its wholly owned subsidiary, AcquisitionCo LLC (“AcquisitionCo”) transferred to Resorts and Carano, respectively, free and clear of any liens, ownership of $31,133,250 and $6,912,113 original principal amount of Shreveport Bonds, respectively, together with the right to all interest paid with respect thereto after the closing date in exchange for the 14.47% Interest and the 2.5659% Interest in Resorts. The Company, through AcquisitionCo, also transferred an equity interest of $286,889 related to SGH to Carano. The equity interest in Resorts was recorded at fair value in accordance with the guidance provided in SFAS No. 140 “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities,” (“SFAS No. 140”). Accordingly, the assets received by AcquisitionCo from the exchange were recorded at fair value based on the quoted market price of the investments given up by AcquisitionCo. This accounting treatment is consistent with the guidance provided in SFAS No. 140 which indicates that quoted market prices are the best evidence of fair value. It was determined that the quoted market prices of AcquisitionCo’s investments were more indicative of fair value as compared to the equity value of a privately held company like Resorts. At the date of the transaction, the fair value of the 17.0359% equity interest exceeded the related percentage of Resorts’ equity book value by approximately $14.8 million, which the Company has determined is an intangible asset.

In the fourth quarter of 2008, the Company finalized its purchase price allocation of the transaction, and attributed approximately $16.1 million of its overall investment in Resorts to approximately $15.4 million in indefinite-lived intangibles assets and approximately $760,000 in definite-lived intangible assets. The fair value adjustments are a result of a difference between the fair value of our investment and the amount of underlying equity in Resorts. Differences attributable to definite-lived intangible assets are amortized based on the estimated useful lives of seven years. During the years ended December 31, 2008 and 2007, we recorded approximately $115,000 and $0, respectively, of amortization related to these intangibles.

Our 17.0359% investment in Resorts is accounted for under the equity method. As noted above, our original investment was recorded at fair value and is adjusted by our share of earnings, losses, distributions, and fair value adjustments related to the amortization of definite-lived intangibles of the investment and recorded in Equity loss on Resorts on our consolidated statement of operations.

A rollforward of the Company’s equity investment in Resorts is as follows:

	December 31,
	2008	2007
Beginning balance	$38,256,039	$—
Conversion of Shreveport Bonds and Preferred Equity	—	38,314,863
Equity loss on Resorts	(4,724,394)	(58,824)
Impairment in Investment in Resorts	(3,606,101)	—
Distributions from Resorts	(258,911)	—

Ending balance	$29,666,633	$38,256,039

In accordance with Accounting Principles Board (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock”, we review our investment in Resorts for impairment when evidence suggests the absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. Under APB 18, the Company compared the estimated discounted future cash flows of operations against the carrying value of the asset and noted the carrying value exceeded the fair value. As such, the Company recorded an impairment loss of approximately $3.6 million to write down the asset to estimated fair value. As of December 31, 2007, the Company determined that no impairment existed.

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

Summarized balance sheet information for Resorts is as follows (in thousands):

	December 31,
	2008	2007
Current assets	$47,106	$50,947
Investment in joint ventures	50,151	76,381
Property and equipment, net	238,219	247,725
Intangible assets, net	21,335	21,725
Other assets, net	2,103	2,185

Total assets	$358,914	$398,963

Current liabilities	$30,252	$31,412
Long-term liabilities	205,326	204,354
13% Preferred Equity Interest	19,289	19,289
Minority Interest	5,080	6,069
Partners’ equity	98,967	137,839

Total liabilities and partners’ equity	$358,914	$398,963

Summarized results of operations for Resorts are as follows (in thousands):

	December 31,
	2008	2007
Net revenues	$284,822	$285,136
Operating expenses	(263,698)	(259,726)
Loss on sale/disposition of long-lived assets	(288)	(2,387)
Acquisition termination charges	(6,840)	—
Equity in Net Income (loss) of Unconsolidated Affiliates	(3,341)	5,610
Impairment in Investment in Joint Venture	(16,550)	—

Operating income	(5,895)	28,633
Other expense	(21,962)	(24,175)

Income (loss) before minority interest	(27,857)	4,458
Minority interest	798	(162)

Net income (loss)	$(27,059)	$4,296

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

Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

	December 31,
	2008	2007
Current assets	$52,397	$63,080
Property and equipment, net	247,689	256,212
Other assets, net	7,235	8,524

Total assets	$307,321	$327,816

Current liabilities	$20,422	$23,191
Long-term liabilities	166,421	165,875
Partners’ equity	120,478	138,750

Total liabilities and partners’ equity	$307,321	$327,816

Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

	December 31,
	2008	2007
Net revenues	$139,475	$161,980
Operating expenses	(132,133)	(138,243)

Operating income	7,342	23,737
Other expense	(16,120)	(15,241)

Net (loss) income	$(8,778)	$8,496

Evansville, Indiana

On March 31, 2008, Resorts and a newly formed, wholly owned subsidiary of Resorts (“Resorts Indiana”), entered into a definitive agreement (the “Evansville Agreement”) pursuant to which Resorts Indiana agreed to purchase from Aztar Riverboat Holding Company, LLC (the “Seller”) all of the membership interests in Aztar Indiana Gaming Company, LLC (“Aztar Indiana”), an indirect subsidiary of Tropicana Casinos and Resorts. Aztar Indiana owns the Casino Aztar riverboat gaming and hotel property in Evansville, Indiana (the “Indiana Property”). The agreement provided for a purchase price, subject to certain adjustments, of $245 million, consisting of $190 million of cash, a $30 million note to be issued by a new holding company of Resorts and up to $25 million that would be dependent on the performance of the Indiana Property during the 12 months following closing. At the time it entered into the Evansville Agreement, Resorts placed in escrow a $10 million deposit that was to be credited against the purchase price and released and paid to the Seller upon the closing of the transaction. The purchase was subject to customary conditions including the receipt of requisite gaming approvals and the expiration or early termination of any waiting period under the Hart-Scott-Rodino Improvements Act of 1976. Beginning August 1, 2008, Resorts began incurring a minimum of $196,000 per month in connection with the financing commitment for the Evansville transaction, and this amount increased to a minimum of $245,000 per month after September 30, 2008 and was to continue until the earlier of the initial funding under the commitment or the termination of the commitment, which would have continued in effect until December 31, 2008 if not earlier terminated. The proposed acquisition of Aztar Indiana was originally to be consummated utilizing a new term loan facility together with the $10 million escrowed deposit to fund the $190 million cash portion of the purchase price payable at closing and other fees and expenses related to the acquisition.

On May 5, 2008, Tropicana Entertainment, LLC and certain of its affiliated entities, including Aztar Indiana and the Seller, filed for bankruptcy relief under Chapter 11 of the Bankruptcy Code. As a result of the filing, the Seller became entitled, at its option, to assume or reject prepetition executory contracts such as the Evansville Agreement, subject to approval of the bankruptcy court. On September 22, 2008, the bankruptcy court approved bidding procedures to allow Tropicana to seek higher and better bids to purchase Aztar Indiana. As a result of the process, no higher or better bids were received. Accordingly, a sale hearing was scheduled before the bankruptcy court where Tropicana was to seek the entry of an order approving and authorizing the sale of Aztar Indiana to Resorts pursuant to the Evansville Agreement.

On November 20, 2008, in light of uncertainty regarding whether the acquisition of Casino Aztar would close, Resorts and the Seller agreed to terminate the Evansville Agreement with the following terms of settlement: (i) payment of $5 million of the escrowed deposit to the Seller with the balance, including any accrued interest less escrow costs, being distributed to Resorts, (ii) the right of Resorts to a $5 million credit against any consideration otherwise owed by Resorts in the event of any future agreement of Resorts to acquire Aztar Indiana or an interest therein, and (iii) mutual releases of the parties from any further obligation under the Evansville Agreement. On November 26, 2008 the bankruptcy court approved the terms of settlement and Resorts gave notice of our termination of the commitment for the financing related to the proposed acquisition of Aztar Indiana. As a result of the settlement, Resorts recognized $5 million of the escrow deposit as expense in the fourth quarter of 2008 along with other expenses relating to the transaction of approximately $1.8 million and $0.9 million in fees associated with the financing commitment.

6. Related Parties

InvestCo owns 99.99% of the Company which is a non-voting interest. The other .01% of the Company, which is the only voting interest of the Company, is owned by VoteCo. InvestCo is solely owned by Newport. In May 2007, Newport contributed 100% of the New Shreveport Notes held by Newport since August 2006 and 11% of the preferred shares held since August 2006 that comprise the Eldorado Shreveport Investments. These Eldorado Shreveport Investments were transferred at fair market value at date of transfer. The related consolidated statements of operations reflect the interest and dividend income earned from the Eldorado Shreveport Investments since August 2006 and gains on these investments recognized by Newport from the date of the Letter of Intent between Resorts and Newport in November 2006 and the date of acquisition of the interest in Resorts on December 14, 2007. Additionally, certain direct expenses incurred by Newport related to the Eldorado Shreveport Investments are reflected within the consolidated statements of operations. VoteCo is responsible for the operations of the Company and is solely owned by the managers of Newport.

At December 31, 2008 and 2007, the Company was owed $5,179,772 and $5,183,574, respectively, from Newport primarily representing $5,118,168 interest earned and received on the Eldorado Shreveport Investments and $61,600 representing the preferred dividend earned and received on 11,000 of Preferred Shreveport shares. At December 31, 2008 and 2007, the Company owed $1,719,870 and $1,083,927, respectively, to Newport for expenses paid on the Company’s behalf. There is no formal agreement outlining the settlement of this receivable and payable between Newport and the Company. Accordingly, this receivable and payable are reflected as non current assets and liabilities at December 31, 2008 and 2007.

7. Income Taxes

Blocker, a wholly owned subsidiary, elected to be taxable as a corporation, effective upon inception, January 8, 2007. The following table summarizes the current and deferred federal income tax expense (benefit) from continuing operations as of December 31:

	2008	2007
Federal - current	$(222,300)	$222,300
Federal - deferred	(2,918,260)	446,097

	$(3,140,560)	$668,397

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate as of December 31 is as follows:

	2008		2007
	Total	Percent	Total	Percent
Statutory federal rate	$(2,978,542)	(35.00)%	$1,523,299	35.00%
Amount not subject to corporate income taxes	147,455	1.73%	(848,364)	(19.49)%
Permanent items	(33,689)	(0.40)%	0	0.00%
Provision to tax return adjustments	(283,529)	(3.33)%	0	0.00%
Benefit of lower tier rates	7,745	0.09%	(6,538)	(0.15)%

Tax at effective rate	$(3,140,560)	(36.91)%	$668,397	15.36%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used to determine taxable income for income tax reporting purposes. Significant components of the Company’s deferred income taxes as of December 31 are as follows:

	2008	2007
Net operating loss carryforward	$685,593	$—
Tax credit carryforward	51,829	—
Basis difference for investment in Eldorado Resorts LLC	1,734,741	—

Subtotal	2,472,163	—
Less: valuation allowance	0	—

Total deferred tax assets	2,472,163	—

Basis difference for investment in Eldorado Resorts LLC	—	(446,097)

Total deferred tax liability	—	(446,097)

Net deferred tax asset	$2,472,163	$(446,097)

The Company has a federal income tax net operating loss carryforward of $1,958,838 and a federal income tax credit carryforward of $51,829, both of which will expire in 2028.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits as of December 31:

	2008	2007
Unrecognized tax benefit - opening balance	$—	$—

Gross increases - tax position in prior period	—	—
Gross increases - tax position in current year	—	—
Settlements	—	—
Lapse of statute of limitations	—	—

Unrecognized tax benefit - ending balance	$—	$—

Included in the balance of unrecognized tax benefits as of December 31, 2008 and 2007 are $0 of tax benefits that, if recognized, would affect the effective tax rate. The Company did not recognize any interest or penalties related to unrecognized tax benefits as income tax expense. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months of December 31, 2008. The Company did not anticipate that the total amount of unrecognized tax benefits would significantly increase or decrease within 12 months of December 31, 2007. The Company is subject to taxation in the U.S. The Company’s U.S. tax return for the year ending December 31, 2008 and 2007 will be subject to examination by the tax authorities until 2012 and 2011, respectively.

8. Recently Issued Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FASB FSP amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE, and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. This FSP is effective for the first reporting period ending after December 15, 2008, and shall apply for each annual and interim reporting period thereafter. We believe that the adoption of this FSP will not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement was effective November 15, 2008. We currently adhere to the hierarchy of GAAP as presented in SFAS 162, and the adoption is not expected to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and requires enhanced disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. Management does not expect the adoption of FSP No. 142-3 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, we do not expect the adoption of SFAS 160 to have a significant impact on the Company’s results of operations, financial position or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142 and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142 and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

9. Subsequent Events

Newport Financing Commitment

On May 12, 2009, Resorts and Newport executed an agreement (the “Agreement”) pursuant to which Resorts may, at any time it believes that it may in the reasonably foreseeable future be in default of any of the provisions of Sections 6.13, 6.14, 6.15 or 6.16 of its credit facility, make a written request to Newport for a loan. However, a loan request may not be made after the earlier of the first anniversary of the Agreement, or the maturity date of Resorts’ credit facility (including, for this purpose, any amendments, replacements or extensions thereof). Newport will be obligated, within ten days after a written request therefor, to make a loan to Resorts in the amount requested, subject to the limitation in the Agreement on the amount that Resorts is permitted to borrow. Under the terms of the Agreement, the amount that may be borrowed under the Agreement may not exceed the lesser of (i) the maximum amount which may at the time be borrowed by Resorts without causing it to be in default of the limitations on indebtedness contained in Section 4.09 of the indenture (the “Indenture”) relating to the 9% senior notes due 2014 co-issued by Resorts and its wholly owned subsidiary, Eldorado Capital Corp. (the “9% Notes”) or (ii) such amount which is equal to the greater of (A) the excess of (1) the aggregate unpaid principal balance of the loans made to Resorts under (I) Resorts’ credit facility and (II) the Loan and Aircraft Security Agreement (the “Aircraft Loan Agreement”) dated as of December 30, 2005 between Resorts and Banc of America Leasing and Capital, LLC (including for this purpose any amendments, replacements or extensions thereof) at the time of the written request, over (2) $5,000,000, or (B) at Newport’s option, the amount of the unpaid principal and accrued interest then outstanding under Resorts’ credit facility. Any loan under the Agreement will bear interest at a rate mutually determined by Resorts and Newport, and principal and interest will be payable on the 45th day of each fiscal quarter (commencing with the second fiscal quarter beginning after a loan is made) in an amount equal to the “Excess Cash Flow” (as defined), if any, of Resorts for the fiscal quarter ending immediately prior to the payment date, but, in any event, the entire unpaid principal balance of any loan made under the Agreement and all interest accrued thereon will be payable in full no later than the first anniversary of the date the loan is made. In the event Newport makes a loan in an amount equal to the entire balance of principal and accrued interest then outstanding under Resorts’ credit facility, or the loans under the credit facility or any successor loans are paid in full directly or indirectly without using the proceeds of any loan(s) or other financing other than any loan made by Newport, and, in either case, Resorts’ credit facility is terminated, Resorts will (subject to any required approvals of gaming regulators) be obligated to grant a first lien to Newport on the collateral securing Resorts’ credit facility to secure any loan made by Newport under the Agreement. However, if such a lien cannot otherwise be granted without causing Resorts to violate the terms of the Indenture, the lien may equally and ratably secure the 9% Notes and the loan made by Newport under the Agreement and the Newport loan will be pari passu in right of payment with the 9% Notes.

Subject to the prior receipt by Resorts of all applicable regulatory approvals and the approval of Resorts’ Board of Managers, Resorts will be obligated, if any loan is made under the Agreement, to issue to Newport such number of membership interests in Resorts as is mutually agreed to by Resorts and Newport, it being the intention of the parties to the Agreement that any issuance of membership interests in Resorts be structured in such a manner as to not result in a “Change of Control”, as that term is defined in the Indenture.

It is anticipated that in the next few weeks Resorts will (subject to the consent of the lender under the Aircraft Loan Agreement) reach an agreement with the Louisiana Partnership to sell to the Louisiana Partnership the aircraft which serves as collateral under the Aircraft Loan Agreement on terms that will relieve Resorts of any further obligation for the indebtedness remaining under the Aircraft Loan Agreement. However, there is no assurance that such a transaction will be consummated. In the event that the aircraft has not been sold by Resorts on or before July 1, 2009, Resorts will be obligated under the Agreement to pay Newport a fee of $25,000 on July 1, 2009, which will be in addition to a $25,000 commitment fee paid to Newport at the time the Agreement was executed by the parties.

As used in the Agreement, the term “Excess Cash Flow” means, for any fiscal quarter, the amount computed by Resorts in accordance with generally accepted accounting principles as follows:

(a) Resorts’ net income, before interest, income taxes, depreciation, amortization and any extraordinary or non-recurring income for that quarter; minus

(b) capital expenditures made by Resorts in that quarter; minus

(c) interest, principal payments, fees and related expenses paid by Resorts in respect of indebtedness for borrowed money, capital and finance leases by Resorts, and draws upon any letters of credit issued to third parties for Resorts’ benefit in respect of that quarter; minus

(d) all income taxes, and distributions made to equity holders on account of, or with respect to, such equity holders’ allocable share of the taxable income of Resorts, paid in cash by Resorts in that quarter.

INDEPENDENT AUDITORS’ REPORT

To the Members of Eldorado Resorts LLC

Reno, NV

We have audited the accompanying balance sheets of Eldorado Resorts LLC and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Eldorado Resorts LLC and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
May 13, 2009

ELDORADO RESORTS LLC

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,268	$37,941
Restricted cash	179	227
Accounts receivable, net	7,330	6,538
Due from members and affiliates	161	52
Inventories	3,212	3,103
Prepaid expenses	2,956	3,086

Total current assets	47,106	50,947

INVESTMENT IN JOINT VENTURES	50,151	76,381

PROPERTY AND EQUIPMENT, net	238,219	247,725

INTANGIBLE ASSETS, net	21,335	21,725

OTHER ASSETS, net	2,103	2,185

Total assets	$358,914	$398,963

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$215	$202
Current portion of capital lease obligations	227	233
Accounts payable	6,425	6,816
Interest payable	6,610	6,584
Accrued and other liabilities	16,550	17,343
Due to members and affiliates	225	234

Total current liabilities	30,252	31,412

LONG-TERM DEBT, less current portion	203,923	203,389

CAPITAL LEASE OBLIGATIONS, less current portion	916	605

13% PREFERRED EQUITY INTEREST, includes interest of $409 in both 2008 and 2007 (Note 9)	19,289	19,289

OTHER LIABILITIES	487	360

Total liabilities	254,867	255,055
COMMITMENTS AND CONTINGENCIES (Note 11)

MINORITY INTEREST	5,080	6,069

MEMBERS’ EQUITY	98,967	137,839

Total liabilities and members’ equity	$358,914	$398,963

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	For the years ended December 31,
	2008	2007	2006
OPERATING REVENUES:
Casino	$231,087	$225,152	$222,774
Food, beverage and entertainment	63,367	67,049	62,650
Hotel	26,658	28,777	27,032
Other	7,797	8,046	7,707

	328,909	329,024	320,163
Less—promotional allowances	(44,087)	(43,888)	(39,088)

Net operating revenues	284,822	285,136	281,075

OPERATING EXPENSES:
Casino	122,884	118,836	118,373
Food, beverage and entertainment	46,368	47,284	45,777
Hotel	10,616	10,492	10,221
Other	10,733	9,841	10,815
Selling, general and administrative	48,681	49,643	46,846
Management fees	500	600	600
Depreciation and amortization	23,916	23,030	22,383

Operating expenses	263,698	259,726	255,015
LOSS ON SALE/DISPOSITION OF LONG-LIVED ASSETS	(288)	(2,387)	(11)
ACQUISITION TERMINATION CHARGES	(6,840)	—	—

EQUITY IN (LOSS) INCOME OF UNCONSOLIDATED AFFILIATES	(3,341)	5,610	5,614
IMPAIRMENT IN INVESTMENT IN JOINT VENTURE	(16,550)	—	—

OPERATING (LOSS) INCOME	(5,895)	28,633	31,663

OTHER INCOME (EXPENSE)
Interest income	228	782	526
Other income (loss)	432	—	(79)
Interest expense	(22,622)	(24,957)	(24,954)

Total other income (expense)	(21,962)	(24,175)	(24,507)

(LOSS) INCOME BEFORE MINORITY INTEREST	(27,857)	4,458	7,156

MINORITY INTEREST	798	(162)	(178)

NET (LOSS) INCOME	$(27,059)	$4,296	$6,978

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

(dollars in thousands)

BALANCE, January 1, 2006	$114,296
Nonmonetary distributions (see Note 14)	(900)
Cash distributions	(3,173)
Net income	6,978

BALANCE, December 31, 2006	117,201
Nonmonetary distributions (see Note 14)	31,133
Cash distributions	(14,791)
Net income	4,296

BALANCE, December 31, 2007	$137,839
Comprehensive loss:
Net loss	(27,059)
Other comprehensive loss marketable security adjustment	(108)

Total comprehensive loss	(27,167)
Redemption of non-voting partnership equity interests	(9,263)
Cash distributions	(2,442)

BALANCE, December 31, 2008	$98,967

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the years ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(27,059)	$4,296	$6,978
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,916	23,030	22,383
Amortization of debt issue costs	120	115	121
Equity in loss (income) of unconsolidated affiliates	2,909	(5,610)	(5,535)
Impairment in investment in joint venture	16,550	—	—
Minority interest in impairment in investment in joint venture	(631)	—	—
Minority interest	(167)	162	178
Distributions from unconsolidated affiliates	6,340	2,888	2,020
Minority interest in distributions	(191)	(86)	(62)
Loss on sale/disposition of long-lived assets	288	2,387	11
Provision for bad debt expense	1,284	1,408	1,260
Interest expense financed	—	—	11,367
(Increase) Decrease in-
Accounts receivable	(2,185)	(1,249)	(1,305)
Inventories	(109)	(4)	335
Prepaid expenses	130	686	(178)
(Decrease) Increase in-
Accounts payable	(391)	(1,043)	1,060
Interest payable	26	(4,798)	6,527
Accrued and other liabilities and due to members and affiliates	(675)	(1,209)	(559)

Net cash provided by operating activities	20,155	20,973	44,601

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,740)	(13,889)	(13,627)
Purchase of property held for sale	—	(533)	—
Proceeds from sale of property and equipment	33	491	52
Distributions from unconsolidated affiliates	239	—	—
Decrease (Increase) in restricted cash	48	—	(30)
Decrease (Increase) in other assets, net	46	651	(108)

Net cash used in investing activities	(13,374)	(13,280)	(13,713)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	48,500	41,000	40,000
Principal payments on credit facility and capital leases	(48,249)	(36,461)	(49,377)
Payment on senior subordinated notes repurchased	—	—	(225)
Debt issuance costs	—	(20)	(235)
Redemption of non-voting partnership equity interests	(9,263)	—	—
Cash distributions	(2,442)	(14,791)	(3,173)

Net cash used in financing activities	(11,454)	(10,272)	(13,010)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,673)	(2,579)	17,878
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	37,941	40,520	22,642

CASH AND CASH EQUIVALENTS AT END OF YEAR	$33,268	$37,941	$40,520

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for interest, net of amounts capitalized	$22,571	$28,614	$6,883

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Principles of Consolidation/Operations

The accompanying consolidated financial statements include the accounts of Eldorado Resorts, LLC (“Resorts”), a Nevada limited liability company, Eldorado Capital Corp. (“Capital”), a Nevada Corporation that is a wholly owned subsidiary of Resorts, Eldorado Shreveport #1, LLC (“ES#1”) and Eldorado Shreveport #2, LLC (“ES#2”), two Nevada limited liability companies that are wholly owned subsidiaries of Resorts, Eldorado Casino Shreveport Joint Venture (formerly Hollywood Casino Shreveport), a Louisiana general partnership (in which ES#1 and ES#2 are partners that own all of the partnership interest representing all of the voting interests of the partnership, the “Louisiana Partnership”), Shreveport Capital Corp. (“Shreveport Capital”), a Louisiana corporation that is a wholly owned subsidiary of the Louisiana Partnership and Eldorado Limited Liability Company, a Nevada limited liability company that is a 96% owned subsidiary of Resorts (“ELLC” and, collectively with Resorts, Capital, ES#1, ES#2, the Louisiana Partnership, and Shreveport Capital, the “Company”). The consolidated financial statements reflect the operating activities of the Louisiana Partnership from July 22, 2005 (date of acquisition) through December 31, 2008. Prior to March 20, 2008, in consolidation, net income of the Louisiana Partnership was allocated 76.4% and 23.6% to Resorts and Shreveport Gaming Holdings, Inc., an unaffiliated Delaware corporation (“SGH”), respectively. Net losses were allocated to the extent of their equity interests. As a result of the closing on March 20, 2008 of the Louisiana Partnership’s call of the other 23.6% partnership interest held by SGH, ES#1 and ES#2, between them, now own all of the partnership interests in the Louisiana Partnership. Intercompany accounts and transactions have been eliminated in consolidation.

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

Two Nevada limited liability companies wholly owned by Resorts, ES#1 and ES#2, acquired 75.4% and 1%, respectively, of the partnership interests of Eldorado Casino Shreveport Joint Venture (formerly Hollywood Casino Shreveport) on July 22, 2005. As a result of the closing on March 20, 2008 of the Louisiana Partnership’s call of the other 23.6% partnership interest held by SGH, ES#1 and ES#2, between them, now own all of the partnership interests in the Louisiana Partnership other than the selling partners’ rights relating to its “Preferred Capital Contribution Amount” and its “Preferred Return” (as those terms are defined in the partnership agreement). The Louisiana Partnership owns and Eldorado manages a 403-room all suite art deco-style hotel and a tri-level riverboat dockside casino complex situated on the Red River in Shreveport, Louisiana (“Eldorado Shreveport”), which was formerly operated as the Hollywood Casino Shreveport and which began operating as Eldorado Casino Shreveport on October 26, 2005. Each of ES#1, ES#2, the Louisiana Partnership and its subsidiaries, including Shreveport Capital, is an “unrestricted subsidiary”, as defined in the Indenture, dated as of April 20, 2004, as amended, by and among Resorts and Capital, as issuers, and U.S. Bank National Association, as trustee (the “Indenture”).

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

Evansville, Indiana Transaction

On November 26, 2008, we entered into a settlement on the termination of a potential acquisition in Evansville, Indiana. As a result of the settlement, Resorts recognized $5.0 million of an escrow deposit as an expense in the fourth quarter of 2008 along with other expenses relating to the transaction of approximately $1.8 million and $0.9 million in fees associated with the financing commitment.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flows in assessing the recoverability of long-lived assets and goodwill and intangible assets, fair values of acquired assets and liabilities, our self-insured liability reserves, players’ club liabilities, contingencies and litigation, claims and assessments. Actual results could differ from those estimates.

Reclassifications

The consolidated financial statements for the year’s ended December 31, 2007 and 2006 reflect certain reclassifications, which have no effect on previously reported net income, to conform to the current year presentation. Financial Accounting Standards Board (“FASB”) Statement No. 95, “Statement of Cash Flows” requires distributions received, representing returns on investments, to be classified as cash inflows from operating activities while returns of investment are classified as cash inflows from investing activities. The Company determined that the distributions from unconsolidated affiliates (Silver Legacy and Tamarack) for the years ended December 31, 2007 and 2006 were returns on investment and has reclassified these distributions on the cash flow statement from investing activities to operating activities.

Cash and Cash Equivalents

Cash and cash equivalents include investments purchased with a maturity at the day of purchase of 90 days or less.

Restricted Cash

The Company has a certificate of deposit, which is used for security with the Nevada Department of Insurance for its self-insured workers compensation. The certificate of deposit has a maturity date of July 30, 2009.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues markers to approved casino customers following background checks and investigations of creditworthiness. Trade receivables, including casino and hotel receivables, are typically non-interest bearing. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well a historical collection experience and current economic and business conditions. Management believes that as of December 31, 2008 and 2007, no significant concentrations of credit risk existed for which an allowance had not already been recorded. (See Note 4).

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

Investment in Joint Ventures

The Company accounts for ELLC’s 50% joint venture interest in the Silver Legacy Joint Venture and its 21.25% interest in Tamarack, affiliates that it does not control but over which it does exert significant influence, using the equity method of accounting. Since the Company operates in the same line of business as the Silver Legacy and Tamarack, each with casino and/or hotel operations, the Company’s equity in the income of such joint ventures is included in operating income. The Company accounted for its 18% interest in MindPlay (an entity which sold all of its assets in February 2004 and was dissolved in March 2008) under the equity method of accounting. Since MindPlay, which produced a system that permits tracking and surveillance of pit gaming activities, operated in a dissimilar line of business, the Company’s equity in income (loss) of such joint venture is included in non-operating income. The Company considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. Estimated fair value is determined using a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rate. If the Company considered any such decline to be other than temporary, then a write-down would be recorded to estimated fair value.

Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, an estimate of undiscounted future cash flows produced by the asset is compared to its carrying value to determine whether an impairment exists. If it is determined that the asset is impaired based on expected undiscounted future cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized.

Intangible assets are accounted for in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. The Louisiana Partnership assigned a value of $19,679,000 to its gaming license, which has an indefinite life and is reviewed annually for impairment, to operate in Louisiana. The Louisiana Partnership assigned a value $1,959,000 to its customer relationships and accounted for it under SFAS No. 144 as it has a finite life. The value of the gaming license and customer relationships was assigned by management as part of the allocation of purchase price upon the confirmation of the Joint Plan of Debtors and Bondholders Committee (the “Plan”). Amortization of customer relationships is computed using the straight-line method over an estimated useful life of five years. In assessing the recoverability of the carrying value of the gaming license and customer relationships, management makes assumptions regarding such items as future cash flows, gaming taxes, the costs of continued licensing and the pattern of customer visits. If these estimates or the related assumptions change in the future, the Louisiana Partnership may be required to record impairment losses with respect to these assets. Such impairment loss, if any, would be recognized as a non-cash component of operating income.

In 2008, we recorded a $0.3 million loss on sale/disposition of long-lived assets which was due to the sale or write off of property and equipment replaced as part of the updating and remodeling of casino and restaurant space at both properties. In 2007, we experienced a $1.6 million loss on disposition of long-lived assets from the charitable contribution of land to the City of Reno to allow for the construction of a new city-owned ballroom facility, which will be operated and managed by Silver Legacy, together with Eldorado and Circus. In 2007, loss on sale/disposition of long-lived assets was also due to a $0.6 million loss on disposal of assets as a result of the sale of 231 slot machines at the Eldorado Shreveport.

Self Insurance

The Company is self-insured for various levels of general liability, workers’ compensation, and employee medical insurance coverage. Self-insurance reserves are estimated based on the Company’s claims experience and are included in accrued expenses on the consolidated balance sheets.

Outstanding Chips and Tokens

The Company recognizes the impact on gaming revenues on an annual basis to reflect an estimate of the change in the value of outstanding chips and tokens that are not expected to be redeemed. This estimate is determined by measuring the difference between the total value of chips and tokens placed in service less the value of chips and tokens in the inventory of chips and tokens under our control. This measurement is performed on an annual basis utilizing methodology in which a consistent formula is applied to estimate the percentage value of chips and tokens not in custody that are not expected to be redeemed. In addition to the formula, certain judgments are made with regard to various denominations and souvenir chips and tokens. For the years ended December 31, 2008, 2007 and 2006, we recognized income of $45,000, $38,000 and $179,000, respectively.

Casino Revenue and Promotional Allowances

The Company recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. Hotel, food and beverage, and other operating revenues are recognized as services are performed. Advance deposits on rooms and advance ticket sales are recorded as accrued liabilities until services are provided to the customer. Gaming revenues are recognized net of certain cash sales incentives. The retail value of food, beverage, rooms and other services furnished to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. The Company rewards customers, through the use of our loyalty programs, with complimentaries based on amounts wagered or won that can be redeemed for a specified time period. The retail value of food, beverage, rooms and other services furnished to customers on a complimentary basis is included in gross revenue and then deducted as promotional allowances.

The retail value of complimentaries included in promotional allowances is as follows (in thousands):

	For the years ended December 31,
	2008	2007	2006
Food, beverage and entertainment	$30,865	$30,300	$27,136
Hotel	10,378	10,737	9,984
Other	2,844	2,851	1,968

	$44,087	$43,888	$39,088

The estimated cost of providing such complimentary services is charged to operating expenses in the casino department. Such costs of providing complimentary services are as follows (in thousands):

	For the years ended December 31,
	2008	2007	2006
Food, beverage and entertainment	$24,938	$24,247	$23,289
Hotel	4,170	4,057	3,823
Other	3,884	3,747	2,895

	$32,992	$32,051	$30,007

Advertising

Advertising costs are expensed in the period the advertising initially takes place. Advertising costs included in selling, general and administrative expenses were $6,921,000, $7,163,000 and $6,877,000, for the years ended December 31, 2008, 2007 and 2006, respectively.

Federal Income Taxes

As a limited liability company, Resorts is not subject to income tax liability. Therefore, holders of membership interests will include their respective shares of Resorts’ taxable income in their income tax returns and Resorts will continue to make distributions for such tax liabilities.

The operating agreement of Eldorado Resorts LLC dated as of June 28, 1996, as amended (the “Operating Agreement”), which was further amended and restated as of December 14, 2007 (the “New Operating Agreement”), obligated and obligates Resorts to distribute each year, for as long as it is not taxed as a corporation, to each of its members an amount equal to such member’s allocable share of the taxable income (loss) of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year.

The Louisiana Partnership is a partnership and its tax attributes, including income and expense items have been passed through to its partners.

Fair Value of Financial Instruments

Management estimates that the approximate fair market value of the 9% Senior Notes, issued April 2004, was approximately $49.1 million and $54.2 million at December 31, 2008 and 2007, respectively, versus its book value of $64.5 million. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Assets and liabilities carried at fair value will be classified and disclosed in one of the following categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.

•	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

•	Level 3: Unobservable inputs that are not corroborated by market data.

Our 9% Senior Notes are classified as Level 3, as there is little, if any, market activity. Our credit facility is classified as Level 1 as it is tied to market rates of interest and its carrying value approximates market value.

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

Accounts and Interest Payable: The carrying amounts approximate the fair values due to the short maturity of the obligations. Additional New Shreveport Notes were subsequently issued in lieu of the cash payment with respect to the noncurrent interest payable (see Note 9).

Capital Lease Obligations: The carrying amounts of these liabilities approximate their fair values as these obligations were recently incurred.

Long-term Debt: The carrying amount of New Shreveport Notes, including New Shreveport Notes subsequently issued in lieu of cash interest payments, amounted to $124,483,000 at both December 31, 2008 and 2007. Changes in the market interest rate would impact the fair market value of the New Shreveport Notes. At December 31, 2008 and 2007, management estimates that the fair market value of these debt securities is approximately $136,884,000 and $120,036,000, respectively. The New Shreveport Notes are classified as Level 3, as there is little, if any, market activity.

13% Preferred Equity Interest: The carrying amount of Preferred Capital Contribution Amount, including the associated unpaid Preferred Return, amounted to $20,433,000 at both December 31, 2008 and 2007, respectively. Included in the carrying amount are $1.12 million ES#1 paid for its 1.4% interest of the 13% Preferred Equity Interest (as described in Note 2) and accrued interest of $24,000 for both 2008 and 2007, all of which is eliminated in consolidation. Changes in the market interest rate would impact the fair market value of the Preferred Capital Contribution Amount. At December 31, 2008 and 2007, management estimates that the fair market value of these debt securities is approximately $22,192,000 and $19,245,000, respectively. The 13% Preferred Equity Interest is classified as Level 3, as there is little, if any, market activity.

Segment Reporting

The executive decision makers of our Company review operating results, assess performance and make decisions on a property-by-property basis. We, therefore, consider each property to be an operating segment.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires that a company disclose other comprehensive income (loss) and the components of such income (loss). The objective of SFAS No. 130 is to report a measure of all changes in equity other than transactions with members, such as member distributions. “Comprehensive income (loss)” is the sum of net income (loss), and other comprehensive income (loss) which includes unrealized gain (loss) on marketable securities available for sale.

In July 2008, we received Bally warrants from the dissolution of MindPlay. These warrants that we received were valued at $193,000 and recorded as income at the end of the third quarter of 2008. We had a unrealized loss of $108,000 for the year ended December 31, 2008. We do not actively trade such securities, which are held as available for sale and therefore, pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we recorded the unrealized loss in Other Comprehensive Loss on the consolidated balance sheets as of December 31, 2008.

Other comprehensive loss consists of revenues, expenses, gains and losses which do not affect net income (loss) under accounting principles generally accepted in the United States of America. Other comprehensive income (loss) for the year ended December 31, 2008 includes an adjustment to our Bally warrants and was computed as follows (in thousands):

2008
Net loss	($27,059)
Marketable securities adjustment	(108)

Comprehensive loss	($27,167)

Recently Issued Accounting Pronouncements

In December 2008, FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FASB FSP amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE, and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. This FSP is effective for the first reporting period ending after December 15, 2008, and shall apply for each annual and interim reporting period thereafter. We believe that the adoption of this FSP will not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No.162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement was effective November 15, 2008. We currently adhere to the hierarchy of GAAP as presented in SFAS 162, and the adoption is not expected to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and requires enhanced disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. Management does not expect the adoption of FSP No. 142-3 to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of SFAS No. 133”. SFAS 161 requires enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, results of operations and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management does not expect the adoption of SFAS 161 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, we do not expect the adoption of SFAS 160 to have a significant impact on the Company’s results of operations, financial position or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements” (see below). The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142 and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

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

•

As a result of the closing on March 20, 2008 of the Louisiana Partnership’s call of the other 23.6% partnership interest held by SGH, ES#1 and ES#2, between them, now own all of the partnership interests in the Louisiana Partnership. (See Note 9)

Resorts receives a management fee from the Louisiana Partnership to manage the Eldorado Shreveport (See Note 12).

3.	Operating Agreement of Resorts

The rights and obligations of the equityholders of Resorts (the “Members”) were governed by the Operating Agreement of Eldorado Resorts LLC dated June 28, 1996 and are governed by the amended and restated New Operating Agreement of Eldorado Resorts LLC dated as of December 14, 2007. The New Operating Agreement provides that no officer or member of the Board of Managers (“Board Member”) of Resorts will be liable to Resorts, its Members or holders of its membership interests for acts or omissions of such officer or Board Member in connection with the business or affairs of Resorts, including for any breach of fiduciary duty or mistake of judgment, except for acts involving intentional misconduct, fraud or known violations of the law. Resorts will dissolve upon the earliest to occur of: (a) the sale or disposition of all or substantially all of the assets in Resorts, (b) the written consent of Members holding more than a 75% voting interest in Resorts or (c) any event that, pursuant to the New Operating Agreement, terminates a Member’s interest, unless there are at least two remaining Members and at least a Majority Interest, as defined in the New Operating Agreement, of the remaining Members agree to continue Resorts.

4.	Accounts Receivable and Due From Members and Affiliates

Components of accounts receivable, net are as follows (in thousands):

	December 31,
	2008	2007
Accounts receivable and due from members and affiliates	$9,024	$8,737
Allowance for doubtful accounts	(1,533)	(2,147)

Total	$7,491	$6,590

The provision for bad debt expense was $1,284, $1,408 and $1,260 for the years ended December 31, 2008, 2007 and 2006, respectively. Writeoffs of accounts receivable were $1,898, $2,020 and $2,040 for the years ended December 31, 2008, 2007 and 2006, respectively. Due from members and affiliates was $161 and $52 as of December 31, 2008 and 2007, respectively.

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Service Life	December 31,
	(years)	2008	2007
Land and improvements	—	$29,510	$29,510
Buildings and other leasehold improvements	10-45	245,357	239,521
Riverboat	25	39,005	38,998
Furniture, fixtures and equipment	3-15	99,783	94,201
Property held under capital lease (Note 12)	3-15	3,234	3,167
Construction in progress		1,462	1,006

		418,351	406,403
Less—Accumulated depreciation		(180,132)	(158,678)

Property and equipment, net		$238,219	$247,725

Substantially all property and equipment is pledged as collateral for long-term debt (see Note 9).

At December 31, 2008 and 2007, accumulated depreciation includes $2.3 million and $2.6 million, respectively, related to assets acquired under capital leases.

Depreciation and amortization expense was $23.9 million, $23.0 million and $22.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

6.	Other and Intangible Assets, net

Other and intangible assets, net, include the following amounts (in thousands):

	December 31,
	2008	2007
Land held for development	$906	$906
Loan acquisition costs (Credit facility)	255	255
Bond offering costs, 9% Senior Notes	665	665
Other	728	690

	$2,554	$2,516
Accumulated amortization loan costs (Credit facility)	(139)	(86)
Accumulated amortization bond costs 9% Senior Notes	(312)	(245)

Total Other Assets, net	$2,103	$2,185

Gaming license	$20,720	$20,720
Customer relationships	1,959	1,959

	22,679	22,679
Accumulated amortization customer relationships	(1,344)	(954)

Total Intangible Assets, net	$21,335	$21,725

The gaming license, valued at $19,679,000, is an intangible asset acquired from the purchase of gaming entities that are located in gaming jurisdictions where competition is limited, such as when only a limited number of gaming operators are allowed to operate. Gaming license rights are not subject to amortization as we have determined that they have an indefinite useful life.

Customer relationships, valued at $1,959,000, are being ratably amortized over a five-year period. Amortization of customer relationships is computed using the straight-line method over an estimated useful life of five years. Amortization expense with respect to customer relationships for each of the years ended December 31, 2008, 2007 and 2006 amounted to $390,000. Such amortization expense is expected to be $390,000 for the year ended December 31, 2009 and $225,000 during the year ended December 31, 2010.

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

On March 5, 2002, the Partners executed a new amendment and restatement of the Original Joint Venture Agreement (as further amended in April 2002, the “Joint Venture Agreement”), the terms of which are summarized below, and the Silver Legacy Joint Venture and its wholly owned finance subsidiary, Silver Legacy Capital Corp., issued $160 million principal amount of 10 1/8% mortgage notes due 2012 (the “Silver Legacy Notes”). Concurrently with the issuance of the Silver Legacy Notes, the Silver Legacy Joint Venture (i) repaid the entire outstanding balance of the Original Silver Legacy Credit Agreement, (ii) entered into a new senior secured credit facility comprised of a $20.0 million term loan facility (which was paid in full in 2003) and a $20.0 million revolving facility with a five year maturity (the “Silver Legacy Credit Agreement”), and (iii) made distributions of $10.0 million to ELLC and $20.0 million to Mandalay Sub, utilizing the balance of the net proceeds of the Silver Legacy Notes and $26.0 million of borrowings under the Silver Legacy Credit Agreement. The Silver Legacy Credit Agreement is secured by a first priority security interest in substantially all of the existing and future assets (other than certain licenses which may not be pledged under applicable law) of the Silver Legacy Joint Venture and a first priority pledge of and security interest in all of the Partnership interests in the Silver Legacy Joint Venture. The Silver Legacy Notes are secured by a security interest in the same assets and pledges of and security interest in the same Partnership interests which are junior to the security interests and pledges securing the Silver Legacy Credit Agreement. On March 28, 2008, the Silver Legacy Joint Venture executed an additional amendment to extend the Silver Legacy Credit Facility’s maturity for an additional year to March 30, 2009 and reduce the revolving facility to $1.0 million. On August 12, 2008, the Silver Legacy Joint Venture and Bank of America, N.A. executed an additional amendment to Silver Legacy Joint Venture’s credit facility which retroactively waived compliance with the credit facility’s financial covenants in respect of the quarters ended March 31, 2008 and June 30, 2008 and prospectively waives compliance with the credit facility’s financial covenants for each subsequent quarter through and including December 31, 2008, provided that no additional credit is extended under the credit facility during a quarter for which the waiver is relied upon. There was no debt outstanding under the Silver Legacy Credit Facility at December 31, 2008. As of December 31, 2008, the Silver Legacy Joint Venture was not in compliance with the financial covenants in the Silver Legacy Credit Agreement. As described previously, such noncompliance was prospectively waived by an amendment, dated August 12, 2008, to the Silver Legacy Credit Agreement. As a result of the covenant noncompliance at December 31, 2008, the Silver Legacy Joint Venture

is precluded from utilizing the Silver Legacy Credit Agreement until it has completed a fiscal quarter as to which it is in compliance with the facility’s covenants (including the financial covenants as though the August 12, 2008 waiver had not been given).

On January 28, 2009, the Silver Legacy Joint Venture executed an additional amendment to extend the Silver Legacy Credit Agreement’s maturity date for an additional year to March 30, 2010. This amendment also allowed for the unconditional prepayments of the Silver Legacy Notes in an amount up to $20.0 million. The aforementioned financial covenants waiver remains in effect throughout 2009.

In February 2009, the Silver Legacy Joint Venture purchased and retired $17.2 million principal amount of the Silver Legacy Notes. The total purchase price of the Silver Legacy Notes was approximately $11.4 million, resulting in a gain of approximately $5.8 million. The transaction was funded by available invested cash reserves.

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

In accordance with the provisions of Accounting Principles Board (“APB”) Opinion Number 18, “Equity Method of Accounting in Common Stock”, we test our investments annually for an other-than-temporary impairment. As a result of the Company’s annual impairment test, we recognized a non-cash impairment charge of $16.55 million in 2008, which is included in the consolidated statement of operations. Minority interests in the Silver Legacy Joint Venture were allocated $0.6 million of the non-cash impairment. Assumptions used in such analysis were impacted by current market conditions including: 1) lower market valuation multiples for gaming assets; 2) higher discount rates resulting from turmoil in the credit and equity markets; and 3) current cash flow forecasts for the Silver Legacy Joint Venture.

Summarized information for the Company’s equity in the Silver Legacy Joint Venture is as follows (in thousands):

	December 31, 2008	December 31, 2007
Beginning balance	$70,795	$68,810
Partners’ distribution	(5,000)	(2,263)
Equity in net (loss) income of unconsolidated affiliate	(4,389)	4,248
Impairment in joint venture	(16,550)	—

Ending balance	$44,856	$70,795

Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

	December 31,
	2008	2007
Current assets	$52,397	$63,080
Property and equipment, net	247,689	256,212
Other assets, net	7,235	8,524

Total assets	$307,321	$327,816

Current liabilities	$20,422	$23,191
Long-term liabilities	166,421	165,875
Partners’ equity	120,478	138,750

Total liabilities and partners’ equity	$307,321	$327,816

Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net revenues	$139,475	$161,980	$159,197
Operating expenses	(132,133)	(138,596)	(134,064)

Operating income	7,342	23,384	25,133
Other expense	(16,120)	(14,888)	(15,811)

Net (loss) income	$(8,778)	$8,496	$9,322

Resorts owns a 21.25% interest in Tamarack Crossings, LLC, a Nevada limited liability company, which owns and operates Tamarack Junction (“Tamarack”), a small casino in south Reno, Nevada. Resorts has a nontransferable option to purchase from Donald Carano, at a purchase price equal to his cost plus any undistributed income attributable thereto (which amounted to approximately $2.5 million at December 31, 2008), an additional 10.0% interest in Tamarack Crossings, LLC, which is exercisable until June 30, 2010. Donald Carano currently owns a 26.25% interest in Tamarack Crossings, LLC. Four members of Tamarack Crossings, LLC, including Resorts and three unaffiliated third parties, manage the business and affairs of the Tamarack. At December 31, 2008 and 2007, Resorts’ financial investment in Tamarack Crossings, LLC was $5.3 million and $5.6 million, respectively. Resorts’ capital contribution to Tamarack Crossings, LLC represents its proportionate share of the total capital contributions of the members. Additional capital contributions of the members, including Resorts, may be required for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings. The Company’s investment in Tamarack is accounted for using the equity method of accounting. Equity in income related to Tamarack for the years ended December 31, 2008, 2007, and 2006 of $1,048,000, $1,362,000, and $953,000, respectively, is included as a component of operating income.

Summarized information for the Company’s equity in the Tamarack is as follows (in thousands):

	December 31, 2008	December 31, 2007
Beginning balance	$5,587	$4,850
Members’ distribution	(1,340)	(625)
Equity in net income of unconsolidated affiliate	1,048	1,362

Ending balance	$5,295	$5,587

Summarized balance sheet information for the Tamarack is as follows (in thousands):

	December 31,
	2008	2007
Current assets	$7,325	$9,086
Property and equipment, net	22,032	22,479
Other Assets	—	100

Total assets	$29,358	$31,665

Current liabilities	$2,109	$5,375
Long-term liabilities	2,417	—
Members’ equity	24,832	26,290

Total liabilities and members’ equity	$29,358	$31,665

Summarized results of operations for the Tamarack are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net revenues	$18,580	$20,186	$19,185
Operating expenses	(13,482)	(13,432)	(14,154)

Operating income	5,098	6,754	5,031
Interest expense	(167)	(344)	(547)

Net income	$4,931	$6,410	$4,484

Effective July 1, 2000, Resorts and Avereon Research LTD. (“ARL”) entered into an agreement to form MindPlay, LLC (the “MindPlay Entity”), for the purpose of developing, owning and marketing a sophisticated system which will permit the tracking and surveillance of pit gaming operations (“MindPlay”). On February 19, 2004, Alliance Gaming Corp. (“Bally’s”), a New York Stock Exchange listed company (“Alliance”), purchased substantially all of the assets of the MindPlay Entity, consisting primarily of intellectual property, and assumed certain liabilities. On March 11, 2008, the managers and members of MindPlay LLC voted to accept a settlement agreement with Bally’s and to dissolve the company effective immediately. Resorts, which owned approximately 18% of MindPlay, received approximately $239,000 in cash in the first quarter of 2008 and in July 2008 received 18,663 warrants to purchase one share of Bally’s common stock at an exercise price of $24.69 per share. These warrants that we received were valued at $193,000 and recorded as income at the end of the third quarter of 2008. As a result of the settlement agreement, Bally’s released MindPlay from any claims against Bally’s. Equity in income (loss) related to MindPlay for the years ended December 31, 2008, 2007 and 2006 was $432,000, $0, and ($79,000), respectively. At December 31, 2008 and 2007, Resorts’ investment in MindPlay was $0.

8.	Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Accrued payroll and benefits	$2,577	$3,162
Accrued vacation	1,120	1,137
Accrued insurance	718	1,340
Accrued medical claims	550	813
Accrued taxes	2,236	2,069
Unclaimed chips and tokens	1,431	1,300
Progressive slot liability and accrued gaming promotions	5,668	5,361
Other	2,250	2,161

	$16,550	$17,343

9.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2008	2007
9% Senior Notes	$64,475	$64,475
10% New Shreveport Notes	117,571	117,571
10% New Shreveport Notes due to related party	6,912	6,912
Outstanding portion of reducing revolver credit facility	12,750	12,000
Notes payable to bank	2,430	2,633

	204,138	203,591
Less—Current portion	(215)	(202)

	203,923	203,389
13% Preferred Equity	19,289	19,289

	$223,212	$222,678

Scheduled maturities of long-term debt are as follows for the years ended December 31, (in thousands):

2009	$215
2010	980
2011	12,244
2012	126,224
2013	—
Thereafter	64,475

$204,138

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

The Company has outstanding $140 million aggregate principal amount of 10% New Shreveport Notes due 2012. Interest on the New Shreveport Notes is payable semi-annually each February 1 and August 1, commencing February 1, 2006. Such interest is payable in cash or, at the option of the Louisiana Partnership and Shreveport Capital, through the issuance of additional New Shreveport Notes for all or a portion of the amount of interest then due. However, this option to issue additional New Shreveport Notes in lieu of cash payments for interest may only be made for four semi-annual interest payments (which need not be consecutive) and, with limited exceptions, may not be made once a “Preferred Capital Contribution Amount” has been redeemed or otherwise acquired by the Issuers. On February 1, 2006 and August 1, 2006, the Louisiana Partnership issued $8,206,000 and $7,410,000, respectively, of additional New Shreveport Notes in lieu of making a cash interest payment.

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

In consideration for a 14.47% equity interest and a 2.5659% equity interest in Resorts, NGA AcquisitionCo LLC, an unaffiliated entity, transferred to Resorts and Donald Carano, respectively, free and clear of any liens, ownership of $31,133,250 and $6,912,113 original principal amount of New Shreveport Notes, respectively (See Note 14).

We had the right, but were not obligated, to call all of the non-voting partnership equity interests for purchase at any time after a full fiscal year of operations following the Effective Date where our trailing earnings before interest, income taxes, depreciation, amortization and management fees (“EBITDAM”) for the four fiscal quarters preceding the date of the call exceeded $30 million. The call price for such interests was established as 25% of six (6) times the four fiscal quarter trailing EBITDAM, minus debt (including the New Shreveport Notes), minus accrued and unpaid Preferred Return and the Preferred Capital Contribution Amount (as both terms are described below), plus available cash.

On July 21, 2005, SGH acquired a 25% non-voting partnership equity interest and a $20 million preferred equity interest, due 2013, in the Louisiana Partnership pursuant to the Plan. On July 22, 2005, ES#1 converted 55,006 shares of the common stock of SGH into (i) a 1.4% non-voting partnership interest in the Louisiana Partnership (reducing SGH’s interest to 23.6%) and (ii) the right to distributions by the Louisiana Partnership in respect of $1.12 million of the preferred equity interests of SGH (reducing the amount retained by SGH to $18.88 million). No value was attributed to the non-voting partnership equity interest on the Effective Date. The preferred equity interest was initially valued at its face amount of $20 million.

Holders of the non-voting partnership equity interests had the right, but were not obligated to, put all of those interests to the Louisiana Partnership for purchase at any time after a full fiscal year of operations following the Effective Date where the Louisiana Partnership’s trailing earnings before interest, income taxes, depreciation, amortization and management fees (“EBITDAM”) for the four fiscal quarters preceding the date of the put exceeded $30,000,000. If the holders of the non-voting partnership equity interests exercised the put and required the Louisiana Partnership to purchase their interests, the price for such interests would have been 25% of five and one-half (5.5) times the four fiscal quarter trailing EBITDAM, minus debt (including the New Shreveport Notes), minus accrued and unpaid Preferred Return and the Preferred Capital Contribution Amount (as both terms are described below), plus available cash.

By a notice dated December 19, 2007 (the “Call Notice”), the Louisiana Partnership exercised its call right under its Partnership Agreement to require SGH to sell to the Louisiana Partnership, subject to Louisiana gaming regulatory approval, all of SGH’s 23.6% interest in the Louisiana Partnership (the “Call Transaction”). By the terms of the Partnership Agreement, the Louisiana Partnership was entitled to deliver the Call Notice because EBITDAM of the Louisiana Partnership for the period of four fiscal quarters ended September 30, 2007, exceeded $30 million. On March 18, 2008, the Louisiana Partnership received approval from the Louisiana gaming authority and on March 20, 2008, the transaction closed. Based on EBITDAM of $31,286,480, the call purchase price was $9,263,426 and that amount was paid to SGH upon the closing of the Call Transaction. In accordance with the Partnership Agreement, following the closing of the Call Transaction, SGH retained all of its rights relating to its “Preferred Capital Contribution Amount” and its “Preferred Return”. The Louisiana Partnership accounted for the 23.6% interest acquired as a reduction of equity.

The Louisiana Partnership’s Fourth Amended and Restated Partnership Agreement, dated as of July 21, 2005, as amended by the Fifth Amended and Restated Partnership Agreement, dated as of July 22, 2005 (the “Partnership Agreement”), provides for a “Preferred Return” (as defined) on the “Preferred Capital Contribution Amount” (as defined) to SGH, and each transferee of any of SGH’s interest in the Louisiana Partnership that becomes a partner in the Louisiana Partnership in accordance with the Partnership Agreement (each an “SGH Transferee”). As defined in the Partnership Agreement, “Preferred Capital Contribution Amount” means $20 million less the cumulative amounts distributed from time to time in payment of the Preferred Capital Contribution Amount. As defined in the Partnership Agreement, “Preferred Return” means an amount calculated in the same manner as interest on a loan accruing daily from June 30, 2005, at an annual rate of 13% (based upon a 365 or 366 day year, as applicable), compounded quarterly on the last day of each fiscal quarter of each applicable year, taking into account distributions of Preferred Return made pursuant to the Partnership Agreement as if they were payments of interest and distributions in payment of the Preferred Capital Contribution Amount made pursuant to the Partnership Agreement as if they were payments of principal. As of both December 31, 2008 and 2007, accrued interest with respect to the Preferred Capital Contribution Amount was $433,000, of which $24,000, was payable to ES#1. During August 2007, the Louisiana Partnership paid all of the Preferred Return incurred from the Effective Date through July 31, 2007, which amounted to $6.1 million, including $321,000 paid to ES#1.

Prior to July 22, 2013, the Partnership Agreement permits, but does not require, the Louisiana Partnership’s managing partner, ES#1, to make annual distributions in payment of the Preferred Return and the Preferred Capital Contribution Amount from the Louisiana Partnership’s “Distributable Cash Flow” (as defined) remaining after all distributions required to be made with respect to the current and all prior fiscal years, including any required tax distributions. On July 22, 2013, the Louisiana Partnership is required by the Partnership Agreement to distribute to SGH and any SGH Transferees (collectively, the “Preferred Return Partners”) amounts sufficient to (i) pay all accrued Preferred Return not previously paid and (ii) pay the remaining Preferred Capital Contribution Amount. Except as otherwise provided in the Partnership Agreement, no distributions other than payments of the Preferred Return and payments of the Preferred Capital Contribution Amount will be made to the Louisiana Partnership’s partners on account of their interests in the Louisiana Partnership unless sufficient distributions have been made to the Preferred Return Partners such that the

Preferred Return Partners have received all accrued Preferred Return and the Preferred Capital Contribution Amount has been reduced to zero. Failure to pay the Preferred Return and the Preferred Capital Contribution Amount in full on or before July 22, 2013 will give rise to the right to terminate the Management Agreement (see Note 12) as set forth therein.

Resorts’ credit facility is a senior secured revolving credit facility which was amended and restated on February 28, 2006, to extend the maturity date from March 31, 2006 to February 28, 2011, and to restore to $30.0 million the amount of credit available under the facility. On March 13, 2009, the credit facility was amended to reduce to $20.0 million as of that date, and further reduce by $1.0 million at the end of each quarter thereafter, the amount of credit available under the facility. Borrowings under the credit facility bear interest, at the Company’s option, at either (i) the greater of (a) the rate publicly announced from time to time by Bank of America as its “Prime Rate” or (b) the Federal Funds Rate plus .50% (“Base Rate”) or (ii) a Eurodollar rate determined in accordance with the credit facility. The Eurodollar rate was 2.71% and the Base Rate was 3.25% as of December 31, 2008. The effective rate of interest on borrowings under the credit facility at December 31, 2007 was 3.65% per annum. As of December 31, 2008, $12.75 million of borrowings were outstanding under the credit facility, $2.4 million outstanding on a note payable to the bank, and an additional $17.25 million of borrowing capacity was available thereunder.

The credit facility is secured by substantially all of Resorts’ real property. The credit facility includes various restrictions and other covenants including: (i) restrictions on the disposition of property, (ii) restrictions on investments and acquisitions, (iii) restrictions on distributions to members of Resorts, (iv) restrictions on the incurrence of liens and negative pledges, (v) restrictions on the incurrence of indebtedness and the issuance of guarantees, (vi) restrictions on transactions with affiliates and, (vii) restrictions on annual capital expenditures including capital leases. The credit facility also contains financial covenants including a maximum total debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum equity requirement. On November 13, 2007, Resorts, Bank of America, N.A., and Capital One, N.A. executed an amendment to the credit facility that waived the default under the covenant relating to distributions and reduced the minimum ratio of EBITDA to fixed charges from 1.25 to 1.1 under the credit facility with retroactive effect for the quarter ended September 30, 2007 and for each subsequent quarter through and including the quarter ending June 30, 2008. On March 28, 2008, Resorts, Bank of America, N.A., U.S. Bank, N.A. and Capital One, N.A. executed an amendment to the credit facility that waived the default under the covenant relating to distributions and further reduced the minimum ratio of EBITDA to fixed charges from 1.1 to 1.0 under the credit facility with retroactive effect for the quarter ended December 31, 2007 and for each subsequent quarter through and including the quarter ending June 30, 2008. On March 13, 2009, Resorts, Bank of America, N.A., U.S. Bank, N.A. and Capital One, N.A. executed an additional amendment to the credit facility that retroactively reset the minimum members’ equity to $90.0 million at December 31, 2008, kept the total debt to EBITDA ratio at 4.0 to 1.0 through December 31, 2010, and eliminated from the EBITDA calculation the $6.8 million in expenses incurred in the fourth quarter of 2008 in connection with the Evansville transaction (acquisition termination charges). As of the date of the amendment, the amount of credit available pursuant to the credit facility was reduced to $20.0 million and by its terms, the commitment reduces by an additional $1.0 million at the end of each subsequent quarter, beginning with the quarter ending March 31, 2009 until maturity. These changes are retroactive for the quarter ended December 31, 2008. As of December 31, 2008, there was no event of default under the credit facility other than a default under the facility’s financial covenant relating to total debt to EBITDA which was cured by the aforementioned retroactive adjustment to the provision in the credit facility relating to the calculation of EBITDA.

The credit facility and the indenture relating to the 9% Notes contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions. As of December 31, 2008, the Company was in compliance with all of these covenants. The Company is also obligated to deliver its annual audited financial statements within 90 days of the end of the year. The Company was not timely in the delivery of this 2008 annual report. The Company provided such annual report on May 13, 2009 and management believes the Company is currently in compliance as the financial reporting requirement was satisfied by the delivery of this annual report. Subsequent to December 31, 2008, the Company entered into an additional loan agreement with Newport Global Advisors LP (see Note 16).

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

10.	Employee Benefit Plans

The Company established a voluntary, qualified, defined contribution plan covering all eligible employees of the Company regulated under Section 401(k) of the Internal Revenue Code. Plan participants can elect to defer pre-tax compensation through payroll deductions. The Company’s matching contributions were $497,000, $505,000, and $447,000 for the fiscal years ended December 31, 2008, 2007 and 2006, respectively.

11.	Commitments and Contingencies

Capital Leases

The Company leases certain equipment under agreements classified as capital leases. In May 2008, the Company entered into a lease agreement in the original amount of $601,000 with a third party lessor to acquire an exterior sign at the Eldorado Reno at 8.243% per annum. The lease has an original term of 60 months with monthly payments of $11,269. The lease contains a bargain purchase option at the end of the lease period. During 2006, the Eldorado Shreveport entered into lease agreements in the original amount of $321,000 with third party lessors to acquire certain gaming and operating equipment for the Eldorado Shreveport at Shreveport’s estimated incremental borrowing rate for similar purchases of equipment of 12% per annum. During 2006, the Eldorado Reno entered into a lease agreement in the original amount of $690,000 with a third party lessor to acquire mini-bars for hotel rooms at the Eldorado Reno at 9.875% per annum. The leases have original terms of 18 to 96 months and contain bargain purchase options at the end of the lease periods. The leases are treated as capital leases for financial reporting purposes. The future minimum lease payments, including interest, by year under these leases, together with the present value of the minimum lease payments consisted of the following at December 31, 2008 (in thousands):

2009	$322
2010	259
2011	259
2012	259
2013	236
Thereafter	102

Minimum lease payments	1,437
Less—Amounts representing interest	(294)

$1,143

Operating Leases

The Company leases equipment under operating leases. Future minimum payments under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2008 (in thousands):

	Ground Lease	Other Leases
2009	$450	$772
2010	449	488
2011	403	286
2012	403	167
2013	403	148
Thereafter	22,907	268

	$25,015	$2,129

Total rental expense under operating leases was $894,000, $966,000, and $1,045,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Additional rent for land upon which the Eldorado Hotel Casino resides of $624,000 in 2008, $633,000 in 2007, and $632,000 in 2006 was paid to C, S and Y Associates, a general partnership of which Donald Carano is a general partner, based on gross gaming receipts. This rental agreement expires June 30, 2027.

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

	Year Ended December 31,
	2008	2007	2006
Ground lease:
Base rent	$585	$585	$585
Percentage rent	1,538	1,396	1,372

	$2,123	$1,981	$1,957

Payment in lieu of admissions fees and school taxes	$6,683	$5,958	$5,696

Expenses under operating leases (exclusive of the ground lease) amounted to $725,000, $771,000 and $977,000 for the years ended December 31, 2008, 2007 and 2006.

Effective June 1, 2006, the Eldorado Shreveport terminated a lease agreement with respect to approximately 45,000 square feet of retail space located across the street from the casino/hotel complex thereby becoming the direct lessor for the retail tenants. The termination of the lease resulted from the default on payments from the lessee. Rental revenue for the years ended December 31, 2008, 2007 and 2006 amounted to $182,000, $252,000 and $167,000, respectively. There are currently three tenants renting approximately 10,740 square feet of space under rental agreements expiring at various dates between 2009 and 2011, most of which have optional renewal periods. Rental payments are comprised of fixed monthly amounts, percentage rentals and common area maintenance payments.

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

In March 2008, the Nevada Supreme Court ruled and in July 2008 refused to reconsider its previous decision, in a case involving another casino company, that food purchased for the use in providing complimentary meals to customers and to employees was exempt from sales and use tax. The Company had previously paid use tax on these items and has generally filed for refunds from the periods from November 1999 to February 2008 related to this matter. The aggregate amount for which a refund claim is pending is approximately $1.7 million. As of December 31, 2008, the Company had not recorded income related to this matter since it is still subject to review by the state’s Attorney General’s office. However, the Company is claiming the exemption on sales and use tax returns for periods after February 2008 in light of the Nevada Supreme Court decision.

12.	Management Fees

Resorts pays management fees to Recreational Enterprises, Inc. and Hotel Casino Management, Inc., the owners of 47% and 25% of Resorts’ equity interests, respectively. In connection with the consummation of the offering of the Notes, Resorts entered into a management agreement with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. providing that future management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. will not exceed 1.5% of Resorts’ annual net revenues continued in effect until July 1, 2008 after which it will be automatically renewed for additional three-year terms until terminated by one of the parties. Management fees were $500,000, $600,000, and $600,000 for 2008, 2007 and 2006, respectively.

On July 22, 2005, Resorts and the Louisiana Partnership entered into a Management Agreement (the “Management Agreement”) pursuant to which Resorts, as the Louisiana Partnership’s exclusive agent, manages the Eldorado Shreveport. For its services, Resorts is entitled to receive a Base Management Fee of $2.5 million annually, payable in quarterly installments of $625,000 each on October 22, January 22, April 22 and July 22 of each year during the term of the Management Agreement, beginning October 22, 2005. Payment of the Base Management Fee has priority over the payment of any interest due on the New Shreveport Notes. Resorts is also entitled to an Incentive Fee equal to the sum of (i) 15% of the amount, if any, by which “EBITDA” (as defined in the Management Agreement) for any calendar year during the term of the Management Agreement exceeds $20 million and (ii) an additional 5% of the amount, if any, by which “EBITDA” (as defined in the Management Agreement) for any such calendar year exceeds $25 million. By its terms, the Management Agreement will continue in effect through the date the Louisiana Partnership no longer holds a riverboat gaming license for the Eldorado Shreveport, unless the agreement is earlier terminated by either party in accordance with its terms. Notwithstanding Resorts’ right to terminate the Management Agreement at any time when any of the Base Management Fee or Incentive Fee due and payable to it remains unpaid, such termination will not be effective without the consent of the Louisiana Partnership until a replacement manager has been selected by the Louisiana Partnership and approved by the Louisiana Board so long as (a) the Louisiana Partnership has reimbursed Resorts for all reasonably incurred and documented out-of-pocket expenses associated with the performance of its obligations under the Management Agreement within 30 days following Resorts’ submission to the Louisiana Partnership of the applicable request for reimbursement pursuant to the terms of the agreement and (b) during the period beginning on the 180th day following the date of Resorts’ written notice of termination, for each month that Resorts continues to serve as the manager pursuant to the terms of the Management Agreement, the Louisiana Partnership has paid Resorts a monthly fee of $100,000, which is due and payable no later than 15 days following the end of the month. The Louisiana Partnership expensed $2,500,000, $2,500,000 and $2,500,000 in base fees under the Management Agreement during the years ended December 31, 2008, 2007, and 2006, respectively and $2,098,000, $882,000 and $494,000 in incentive fees during the years ended December 31, 2008, 2007 and 2006, respectively.

13.	Segment Information

The following table sets forth, for the period indicated, certain operating data for our reportable segments. We review our operations by our geographic gaming market segments: Eldorado Reno and Eldorado Shreveport.

	For the years ended December 31,
	2008	2007	2006
	(in thousands)
Revenues and expenses
Eldorado Reno
Net operating revenues (a)	$129,546	$143,515	$140,603
Expenses, excluding depreciation	(114,146)	(119,621)	(115,121)
Loss on sale/disposition of long-lived assets and property and equipment	(49)	(1,829)	(11)
Acquisition termination charges	(6,840)	—	—
Equity in (loss) income of unconsolidated affiliates	(3,341)	5,610	5,614
Impairment in investment in joint venture	(16,550)	—	—
Depreciation	(13,751)	(13,678)	(13,857)

Operating (loss) income – Eldorado Reno	$(25,131)	$13,997	$17,228

Eldorado Shreveport
Net operating revenues	$160,732	$145,968	$144,191
Expenses, excluding depreciation, amortization (a)	(131,092)	(121,189)	(121,389)
Loss on sale/disposition of long-lived assets and property and equipment	(239)	(558)	—
Depreciation and amortization	(10,165)	(9,352)	(8,526)

Operating income – Eldorado Shreveport	$19,236	$14,869	$14,276

	For the years ended December 31,
	2008	2007	2006
	(in thousands)
Total Reportable Segments
Net operating revenues (a)	$290,278	$289,483	$284,794
Expenses, excluding depreciation, amortization (a)	(245,238)	(240,810)	(236,510)
Loss on sale/disposition of long-lived assets and property and equipment	(288)	(2,387)	(11)
Acquisition termination charges	(6,840)	—	—
Equity in (loss) income of unconsolidated affiliates	(3,341)	5,610	5,614
Impairment in investment in joint venture	(16,550)	—	—
Depreciation and amortization	(23,916)	(23,030)	(22,383)

Operating (loss) income – Total Reportable Segments	$(5,895)	$28,866	$31,504

	For the years ended December 31,
	2008	2007	2006
	(in thousands)
Reconciliations to Consolidated Net (Loss) Income
Operating (Loss) Income—Total Reportable Segments	$(5,895)	$28,866	$31,504
Eldorado Reno’s interest (reversed)/due on 13% Preferred Equity	—	(233)	159

Operating (Loss) Income	$(5,895)	$28,633	$31,663

Unallocated income and expenses
Interest income (b)	3,484	782	526
Equity in income (loss) of unconsolidated affiliate	432	—	(79)
Minority interest	798	(162)	(178)
Interest expense (b)	(25,878)	(24,957)	(24,954)

Net (loss) income	$(27,059)	$4,296	$6,978

(a)	Before the elimination of $4,598,000, $3,382,000, and $2,994,000 for management and incentive fees to Eldorado Reno and expense to Eldorado Shreveport for 2008, 2007 and 2006, respectively. Before the elimination of $858,000, $793,000 and $725,000 for airplane lease to Eldorado Reno and expense to Eldorado Shreveport in 2008, 2007 and 2006, respectively. Before the elimination of $172,000 for financing the sale of property by Eldorado Reno for Eldorado Shreveport for the year ended December 31, 2007.
(b)	Before the elimination of $3.113 million of interest income on the Shreveport Bonds and $143,000 of interest income on the 5.5% equity interest in the $20 million preferred equity interest in the Louisiana Partnership for the year ended December 31, 2008.

	For the years ended December 31,
	2008	2007	2006
	(in thousands)
Capital Expenditures
Eldorado Reno	$9,031	$7,624	$8,362
Eldorado Shreveport	4,709	6,265	5,265

Total	$13,740	$13,889	$13,627

	As of December 31,
	2008	2007
	(in thousands)
Total Assets
Eldorado Reno	$221,322	$252,430
Eldorado Shreveport	177,704	186,950
Eliminating entries (a)	(40,112)	(40,417)

Total	$358,914	$398,963

(a)	Reflects the elimination of $2,723,000 and $1,507,000 for management and incentive fees to Eldorado Reno by Eldorado Shreveport as of December 31, 2008 and 2007, respectively, and $345,000 and $336,000 for intercompany receivables/payables as of December 31, 2008 and 2007, respectively; the elimination of the $31,133,000 of Shreveport Bonds held by Eldorado Reno and the $1,297,000 respective accrued interest as of December 31, 2008 and 2007; the elimination of $1.53 million for the 2008 tax distribution from Eldorado Shreveport to Eldorado Reno; the elimination of $5 million for Eldorado Reno’s investment in a 75% voting partnership interest in the Louisiana Partnership (representing all of the currently outstanding partnership interests of the Louisiana Partnership), and the $1.12 million paid for a 1.4% nonvoting partnership interest (subsequently redeemed by the Louisiana Partnership) and a 5.5% equity interest in the $20 million preferred equity interest in the Louisiana Partnership, and $24,000 of accrued interest on the 5.5% preferred equity interest in both periods.

14.	Related Parties

We believe that all of the transactions mentioned below are on terms at least as favorable to us as would have been obtained from an unrelated party.

The Company owns the entire parcel on which the Eldorado is located, except for approximately 30,000 square feet which is leased from C, S and Y Associates, a general partnership of which Donald Carano is a general partner (the “C, S and Y Lease”). The C, S and Y Lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 or (ii) an amount based on a decreasing percentage of the Eldorado’s gross gaming revenues ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75 million. Rent pursuant to the C, S and Y Lease amounted to approximately $624,000, $633,000, and $632,000 in 2008, 2007 and 2006, respectively.

The Company from time to time leases aircrafts owned by Recreational Enterprises, Inc., which owns 47% of Resorts, for use in operating the Company’s business. In 2008, 2007 and 2006, lease payments for the aircraft totaled $1,177,000, $1,627,000, and $1,224,000, respectively.

The Company from time to time leases a yacht owned by Sierra Adventure Equipment, Inc., a limited liability company beneficially owned by Recreational Enterprises, Inc., for use in operating the Company’s business. In 2008, 2007 and 2006, lease payments for the yacht totaled approximately $81,500, $81,500, and $55,000, respectively.

The Company occasionally purchases wine and firewood directly from the Ferrari Carano Winery, which is owned by Recreational Enterprises, Inc. and Donald Carano. The firewood is used in the Eldorado in its various wood burning ovens while wine purchases are sent directly to customers in appreciation of their patronage. In 2008, 2007 and 2006, the Company spent approximately $63,500, $106,000, and $48,000, respectively, for these products.

The Company received $2,500,000, $2,500,000 and $2,500,000 in base fees under the management agreement during the years ended December 31, 2008, 2007, and 2006, respectively, and $2,098,000, $882,000 and $494,000 in incentive fees during the years ended December 31, 2008, 2007 and 2006, respectively. Pursuant to the management agreement, the Company gets reimbursed for wages incurred while working at the Eldorado Shreveport. In 2008, 2007 and 2006, the Louisiana Partnership paid the Company approximately $68,000, $25,000 and $74,000, respectively.

The Silver Legacy made a special distribution totaling $5.0 million to ELLC in March 2008. In 2007, the Silver Legacy made payments pursuant to the Joint Venture Agreement, representing tax distributions, to the Company in the amount of approximately $2.3 million. Total distributions received from the Silver Legacy for the years ended December 31, 2008, 2007, and 2006 were $5,000,000, $2,263,000 and $1,616,000 respectively. During the year ended December 31, 2008, Resorts made a $1.2 million tax distribution to its members relating to the year ended 2007 and an additional $1.2 million tax distribution to its members, utilizing funds from the $1.5 million tax distribution from Eldorado Shreveport, relating to the year ended 2008. During the year ended December 31, 2007, Resorts made cash distributions of $14.8 million, utilizing all of the $2.3 million from the Silver Legacy, to its members. The distributions by Resorts in 2007 included a $10 million special distribution to the members of Resorts prior to Resorts’ issuance of a new 14.47% equity interest in the transaction discussed in the following paragraph. The balance of Resorts’ 2007 distributions was for income taxes.

In April 2008, the Silver Legacy and Eldorado began combining certain back-of-the-house and administrative departmental operations, including purchasing, advertising, information systems, surveillance and engineering, of the Eldorado and Silver Legacy in an effort to achieve payroll cost savings synergies at both properties. Payroll costs associated with the combined operations are shared equally and are billed at cost plus an estimated allocation for related benefits and taxes. During 2008, the Silver Legacy reimbursed Eldorado $129,200 for Silver Legacy’s allocable portion of the shared administrative services costs associated with the operations performed at the Eldorado and the Eldorado reimbursed the Silver Legacy $30,100 for Eldorado’s allocable portion of the shared administrative services costs associated with the operations performed at Silver Legacy.

In 2006, Donald Carano, Hotel Casino Management and Recreational Enterprises, Inc. received as a nonmonetary distribution from the Company, land held for development located in Verdi, Nevada, at a determined value of $900,000. The Company recognized a $213,000 gain on the distribution of this land.

The Partnership Agreement obligates the Louisiana Partnership to distribute to each of its partners quarterly for as long as it is not taxed as a corporation, an amount of “Distributable Cash Flow” (as defined) equal to the partner’s allocable share of the taxable income of the Louisiana Partnership, as adjusted in accordance with the terms of the Partnership Agreement, multiplied by a percentage equal to the greater of (a) the sum of (i) the highest federal marginal income tax rate in effect for individuals (after giving effect to the federal income tax deduction for state and local income taxes and taking into account the effects of Internal Revenue Code sections 67 and 68 as if the individual’s only income was the income allocated to such individual in his or her capacity as a partner of the Louisiana Partnership) plus (ii) the highest marginal Louisiana and Shreveport, Louisiana income tax rates in effect for individuals or (b) the sum of (i) the highest federal marginal income tax rate in effect for corporations plus (ii) the highest marginal Louisiana and Shreveport, Louisiana income or franchise tax rates in effect for corporations (after giving effect to the federal income tax deduction for such state and local income or franchise taxes). For the year ended December 31, 2008, the Louisiana Partnership made a $1,530,000 distribution. No distributions were made during the years ended December 31, 2007 and 2006.

Resorts entered into an Amended and Restated Purchase Agreement, dated as of July 20, 2007 (the “Purchase Agreement”), with NGA AcquisitionCo LLC, an unaffiliated entity (“NGA”), and Donald L. Carano, who is the presiding member of Resorts’ Board of Managers and the Chief Executive Officer of Resorts (“Carano”), pursuant to which NGA agreed, subject to the terms and conditions of the Purchase Agreement, to acquire a 17.0359% equity interest in Resorts (the “17.0359% Interest”), including a new 14.47% equity interest to be acquired directly from Resorts (the “14.47% Interest”) and an outstanding 3% membership interest (that, as a result of the issuance of the 14.47% Interest, reduced to a 2.5659% interest (the “2.5659% Interest”)) to be acquired from Carano. Upon completion of the NGA transaction, which occurred on December 14, 2007, Carano or members of his family continued to own 51% of Resorts and Carano continued in his roles in the management of Resorts. As discussed in Note 3 of the consolidated financial statements, Resorts entered into a new operating agreement. The closing of the NGA transaction was subject to the satisfaction or waiver of certain conditions, including the receipt of all necessary approvals from the Nevada and Louisiana gaming authorities.

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

15.	Supplemental Cash Flow Information

In May 2008, the Company entered into a lease agreement in the original amount of $601,000 with a third party lessor to acquire an exterior sign at the Eldorado Reno at 8.243% per annum. The new obligation and the associated asset cost has been excluded from the accompanying consolidated and consolidating statement of cash flows for the year ended December 31, 2008 as a non-cash transaction.

The Louisiana Partnership entered into capital lease agreements during 2006 amounting to $321,000 used to purchase certain gaming and operating equipment. Also in 2006, the Eldorado Reno entered into a lease agreement in the original amount of $690,000 to acquire mini-bars for hotel rooms (Note 11). The new obligations and the associated asset costs have been excluded from the accompanying consolidated and consolidating statement of cash flows for the year ended December 31, 2006 as a non-cash transaction.

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

In 2006, the Company made a nonmonetary distribution in the form of land held for development located in Verdi, Nevada, at a determined value of $900,000.

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

In July 2008, as a result of MindPlay’s settlement agreement with Bally’s, we received 18,663 warrants which allowed us to recognize $193,000 in income.

16.	Subsequent Events

As of March 31, 2009, there was no event of default under the credit facility other than a default under the facility’s financial covenant relating to minimum members’ equity which was cured by an adjustment to the provision in the credit facility relating to minimum members’ equity. On May 8, 2009, Resorts, Bank of America, N.A., U.S. Bank, N.A. and Capital One, N.A. executed an amendment to the credit facility that that retroactively reset the minimum members’ equity to $80.0 million at March 31, 2009. The outstanding indebtedness on the credit facility as of March 31, 2009 was $6.25 million, a reduction of $6.5 million from December 31, 2008.

On May 12, 2009, Resorts and Newport Global Advisors L.P. (“Newport”) executed an agreement (the “Newport Agreement”). Pursuant to the Newport Agreement, if at any time Resorts believes that it may in the reasonably foreseeable future be in default of any of the provisions of Sections 6.13, 6.14, 6.15 or 6.16 of its credit facility, Newport will be obligated, within ten days after a written request therefor, to make a loan to Resorts in the amount requested; provided, however, that a loan request may not be made after the earlier of the first anniversary of the Newport Agreement, or the maturity date of the credit facility (including, for this purpose, any amendments, replacements or extensions thereof). The amount that may be borrowed under the Newport Agreement may not exceed the lesser of (i) the maximum amount which may at the time be borrowed by Resorts without causing it to be in default of the limitations on indebtedness contained in Section 4.09 of the indenture relating to the 9% Notes (the “Indenture”) or (ii) such amount which is equal to the greater of (A) the excess of (1) the aggregate unpaid principal balance of the loans made to Resorts under (I) the credit facility and (II) the Loan and Aircraft Security Agreement (the “Aircraft Loan Agreement”) dated as of December 30, 2005 between Resorts and Banc of America Leasing and Capital, LLC (including for this purpose any amendments, replacements or extensions thereof) at the time of the written request, over (2) $5,000,000, or (B) at Newport’s option, the amount of the unpaid principal and accrued interest then outstanding under the credit facility. Any loan under the Newport Agreement will bear interest at a rate mutually determined by Resorts and Newport, and principal and interest will be payable on the 45th day of each fiscal quarter (commencing with the second fiscal quarter beginning after a loan is made) in an amount equal to the “Excess Cash Flow” (as defined), if any, of Resorts for the fiscal quarter ending immediately prior to the payment date, but, in any event, the entire unpaid principal balance of any loan made under the Newport Agreement and all accrued interest thereon will be payable in full no later than the first anniversary of the date of the loan. In the event Newport makes a loan in an amount equal to the entire balance of principal and accrued interest then outstanding under the credit facility, or the loans under the credit facility or any successor loans are paid in full directly or indirectly without using the proceeds of any loan(s) or other financing other than any loan made by Newport, and, in either case, the credit facility is terminated, Resorts will (subject to any required approvals of gaming regulators) be obligated to grant a first lien to Newport on the collateral securing the credit facility to secure any loan made by Newport under the Newport Agreement; provided, however, that if such a lien cannot otherwise be granted without causing Resorts to violate the terms of the Indenture, such lien may also equally and ratably secure the 9% Notes, and the loan made by Newport hereunder will be pari passu in right of payment with the 9% Notes.

Subject to prior receipt by Resorts of all applicable regulatory approvals and the approval of Resorts’ Board of Managers, Resorts will be obligated, if any loan is made under the Newport Agreement, to issue to Newport such number of membership interests in Resorts as is mutually agreed to by Resorts and Newport, it being the intention of the parties to the Newport Agreement that any issuance of membership interests in Resorts be structured in such a manner as to not result in a “Change of Control”, as that term is defined in the Indenture.

It is anticipated that in the next few weeks Resorts will (subject to the consent of the lender under the Aircraft Loan Agreement) reach an agreement with the Louisiana Partnership to sell to the Louisiana Partnership the aircraft which serves as collateral under the Aircraft Loan Agreement on terms that will relieve Resorts of any obligation for the indebtedness remaining under the Aircraft Loan Agreement. However, there is no assurance that such a transaction will be consummated. In the event that the aircraft has not been sold by Resorts on or before July 1, 2009, Resorts will be obligated under the Newport Agreement to pay Newport a fee of $25,000 on July 1, 2009, which will be in addition to a $25,000 commitment fee paid to Newport at the time the Newport Agreement was executed by the parties.

As used in the Newport Agreement, the term “Excess Cash Flow” means, for any fiscal quarter, the amount computed by Resorts in accordance with generally accepted accounting principles as follows:

(a) Resorts’ net income, before interest, income taxes, depreciation, amortization and any extraordinary or non-recurring income for that quarter; minus

(b) capital expenditures made by Resorts in that quarter; minus

(c) interest, principal payments, fees and related expenses paid by Resorts in respect of indebtedness for borrowed money, capital and finance leases by Resorts, and draws upon any letters of credit issued to third parties for Resorts’ benefit in respect of that quarter; minus

(d) all income taxes, and distributions made to equity holders on account of, or with respect to, such equity holders’ allocable share of the taxable income of Resorts, paid in cash by Resorts in that quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Circus and Eldorado Joint Venture

(d/b/a Silver Legacy Resort Casino) :

We have audited the accompanying consolidated balance sheets of Circus and Eldorado Joint Venture (d/b/a Silver Legacy Resort Casino) and subsidiary (collectively, the “Partnership”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, partners’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, on December 31, 2007, the Partnership adopted the provisions of Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 31, 2009

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2008 and 2007

(In thousands)

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,765	$52,501
Accounts receivable, net	3,082	5,267
Inventories	2,020	2,220
Prepaid expenses and other	3,530	3,092

Total current assets	52,397	63,080
PROPERTY AND EQUIPMENT, NET	247,689	256,212
OTHER ASSETS, NET	7,235	8,524

Total Assets	$307,321	$327,816

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,908	$7,745
Accrued interest	5,401	5,413
Accrued and other liabilities	10,113	10,033

Total current liabilities	20,422	23,191
LONG-TERM DEBT	159,803	159,741
OTHER LONG-TERM LIABILITIES	6,618	6,134

Total liabilities	186,843	189,066

COMMITMENTS AND CONTINGENCIES (Note 10)
PARTNERS’ EQUITY	120,478	138,750

Total Liabilities and Partners’ Equity	$307,321	$327,816

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
OPERATING REVENUES:
Casino	$74,834	$85,615	$87,211
Rooms	36,551	45,036	41,334
Food and beverage	34,966	38,177	36,185
Other	9,654	8,815	8,559

	156,005	177,643	173,289
Less: promotional allowances	(16,530)	(15,663)	(14,092)

Net operating revenues	139,475	161,980	159,197

OPERATING EXPENSES:
Casino	39,909	43,568	43,573
Rooms	10,937	13,182	12,604
Food and beverage	24,614	27,346	25,684
Other	7,107	6,235	6,593
Selling, general and administrative	32,302	34,381	32,901
Depreciation	15,642	13,782	12,656
Change in fair value of life insurance contracts	1,528	(353)	(342)
Loss on disposition of assets	94	102	53

Total operating expenses	132,133	138,243	133,722

OPERATING INCOME	7,342	23,737	25,475

OTHER (INCOME) EXPENSE:
Interest expense	16,895	16,952	16,987
Interest income	(775)	(1,711)	(834)

Total other expense	16,120	15,241	16,153

NET INCOME (LOSS)	$(8,778)	$8,496	$9,322

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2006	$59,814	$69,814	$129,628
Comprehensive income:
Net income	4,661	4,661	9,322
Other comprehensive income minimum pension liability adjustment	(61)	(61)	(122)

Total comprehensive income	4,600	4,600	9,200
Partners’ distributions	(1,616)	(1,616)	(3,232)

Balance, December 31, 2006 (1)	62,798	72,798	135,596

Comprehensive income:
Net income	4,248	4,248	8,496
Other comprehensive income minimum pension liability adjustment	(408)	(408)	(816)

Total comprehensive income	3,840	3,840	7,680
Partners’ distributions	(2,263)	(2,263)	(4,526)

Balance, December 31, 2007 (2)	64,375	74,375	138,750

Comprehensive loss:
Net loss	(4,389)	(4,389)	(8,778)
Other comprehensive income minimum pension liability adjustment	253	253	506

Total comprehensive loss	(4,136)	(4,136)	(8,272)
Partners’ distributions	(5,000)	(5,000)	(10,000)

BALANCE, December 31, 2008 (3)	$55,239	$65,239	$120,478

(1)	Balances include Accumulated Other Comprehensive Income totaling ($122,000) comprised of ($61,000) each for Galleon, Inc. and ELLC.
(2)	Balances include Accumulated Other Comprehensive Income totaling ($938,000) comprised of ($469,000) each for Galleon, Inc. and ELLC.
(3)	Balances include Accumulated Other Comprehensive Income totaling ($432,000) comprised of ($216,000) each for Galleon, Inc. and ELLC.

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,778)	$8,496	$9,322
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15,642	13,782	12,656
Amortization	678	686	722
Loss on disposition of assets	94	102	53
Increase in accrued pension cost	990	1,027	840
Provision for doubtful accounts	578	567	371
(Increase) decrease in fair value of life insurance contracts in excess of premiums paid	1,528	(353)	(342)
Changes in assets and liabilities:
Accounts receivable	1,607	173	(337)
Inventories	200	(89)	(74)
Prepaid expenses and other	(449)	254	803
Accounts payable	321	(2,225)	189
Accrued interest	(12)	—	—
Accrued and other liabilities	80	(719)	1,746

Net cash provided by operating activities	12,479	21,701	25,949

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	148	118	154
Increase in other assets	(840)	(821)	(792)
Purchase of property and equipment	(10,509)	(11,137)	(10,042)

Net cash used in investing activities	(11,201)	(11,840)	(10,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(14)	(13)	—
Distributions to partners	(10,000)	(4,526)	(3,232)

Net cash used in financing activities	(10,014)	(4,539)	(3,232)

CASH AND CASH EQUIVALENTS:
Net (decrease) increase for the year	(8,736)	5,322	12,037
Balance, beginning of year	52,501	47,179	35,142

Balance, end of year	$43,765	$52,501	$47,179

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$16,228	$16,266	$16,266

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Payables for purchase of property and equipment	$117	$3,276	$—

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

The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiary, Silver Legacy Capital Corp. (“Capital”). Capital was established solely for the purpose of serving as a co-issuer of $160,000,000 principal amount of 10 1/8% mortgage notes due 2012 co-issued by the Partnership and Capital and, as such, Capital does not have any operations, assets, or revenues. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Those principles require the Partnership’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flows in assessing the recoverability of long-lived assets, our self-insured liability reserves, players’ club liabilities, contingencies and litigation, claims and assessments. Actual results could differ from these estimates.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, as well as investments purchased with maturities of three months or less at the date of acquisition. The carrying values of these investments approximate their fair values due to their short-term maturities.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of casino accounts receivable. The Partnership issues markers to approved casino customers following background checks and investigations of creditworthiness. Trade receivables, including casino and hotel receivables, are typically non-interest bearing. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Partnership’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2008, no significant concentrations of credit risk existed for which an allowance had not already been recorded (See Note 2).

Inventories

Inventories consist of food and beverage, retail merchandise and operating supplies, and are stated at the lower of cost or market. Cost is determined primarily by the average cost method for food and beverage and supplies or specific identification methods for retail merchandise.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, an estimate of undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether an impairment exists. If it is determined that the asset is impaired based on expected undiscounted future cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized. For assets to be disposed of we recognize the asset at the lower of carrying value or fair market value, less cost of disposal, as estimated based on comparable asset sales or solicited offers. As of December 31, 2008 and 2007, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

Revenue Recognition and Promotional Allowances

In accordance with industry practice, the Partnership recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. Hotel, food and beverage, and other operating revenues are recognized as services are performed. Advance deposits on rooms and advance ticket sales are recorded as accrued liabilities until services are provided to the customer. Gaming revenues are recognized net of certain cash sales incentives. The retail value of food, beverage, rooms and other services furnished to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. The Partnership rewards customers, through the use of our loyalty programs, with complimentaries based on amounts wagered or won that can be redeemed for a specified time period. The retail value of complimentaries is recorded as revenue and then is deducted as promotional allowances as follows (in thousands):

	Years ended December 31,
	2008	2007	2006
Food and beverage	$9,134	$9,404	$8,550
Rooms	4,622	3,921	3,658
Other	2,774	2,338	1,884

	$16,530	$15,663	$14,092

The estimated costs of providing such promotional allowances are included in casino expenses and consist of the following (in thousands):

	Years ended December 31,
	2008	2007	2006
Food and beverage	$6,477	$6,457	$5,724
Rooms	1,320	1,087	1,023
Other	2,244	1,801	1,513

	$10,041	$9,345	$8,260

Advertising

Advertising costs are expensed in the period the advertising initially takes place. Advertising costs included in selling, general and administrative expenses were $6,093,000, $6,977,000 and $6,187,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Federal Income Taxes

The Partnership is not subject to income taxes; therefore, no provision for income taxes has been made, as the Partners include their respective share of the Partnership income (loss) in their income tax returns. The Partnership Agreement provides for the Partnership to make distributions to the Partners in an amount equal to the maximum marginal federal income tax rate applicable to any Partner multiplied by the income (loss) of the Partnership for the applicable period (see Note 11).

The reported amounts of the Partnership’s assets and liabilities exceeded the net tax basis by $39,637,600 and $40,786,500, at December 31, 2008 and 2007, respectively.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the term of the related debt agreement.

Fair Value of Financial Instruments

Except for the Partnership’s 10 1/8% mortgage notes, management is of the opinion that the fair value of all of its financial instruments are not materially different from their carrying values due to their short-term nature. The approximate fair value of the Partnership’s 10 1/8% mortgage notes, based on quoted market prices, was approximately $105,600,000 at December 31, 2008.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of revenues, expenses, gains and losses which do not affect net income under accounting principles generally accepted in the United States of America. Other comprehensive income (loss) for the years ended December 31, 2008, 2007 and 2006 includes an adjustment to the minimum pension liability and was computed as follows (in thousands):

	2008	2007	2006
Net income (loss)	$(8,778)	$8,496	$9,322
Minimum pension liability adjustment	506	(816)	(122)

Comprehensive income (loss)	$(8,272)	$7,680	$9,200

The reconciliation of accumulated other comprehensive income as of December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Accumulated other comprehensive income, beginning of year	$938	$122
Minimum pension liability adjustment	(506)	816

Accumulated other comprehensive income, end of year	$432	$938

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS 142 and long-lived assets measured at fair value for impairment assessments under SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The Partnership’s partial adoption of SFAS 157 in 2008 did not have a material impact on the consolidated financial statements. The Partnership does not believe that its adoption of the remaining provisions of SFAS 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits the measure of certain financial instruments and certain other items at fair value and establishes presentation and disclosure requirements to help financial statement users to understand these measurements and their impact on earnings. This statement was effective for the Partnership beginning January 1, 2008. For the year ended December 31, 2008, the Partnership elected not to use the fair value option permitted under SFAS 159 for any of its financial assets and financial liabilities that are not already recorded at fair value. In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of Accounting Research Bulletin No. 51,” (“SFAS 160”) the provisions of which are effective for periods beginning after December 15, 2008. This statement requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity. Additionally, transactions between an entity and noncontrolling interests are required to be treated as equity transactions. The Partnership does not believe that the adoption of SFAS 160 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Partnership does not believe that the adoption of SFAS 161 will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. The Partnership does not believe that the adoption of FSP 142-3 will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No.162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement was effective November 15, 2008. The Partnership currently adheres to the hierarchy of GAAP as presented in SFAS 162, and the adoption is not expected to have a material impact on the Partnership’s consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FASB FSP amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (R), Consolidation of Variable

Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE, and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. This FSP is effective for the first reporting period ending after December 15, 2008, and shall apply for each annual and interim reporting period thereafter. The Partnership believes that the adoption of this FSP will not have a material impact on its consolidated financial statements.

Note 2. Accounts Receivable

Accounts receivable, net at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Casino receivables	$2,433	$3,018
Hotel receivables	1,659	3,193
Other receivables	188	423

	4,280	6,634
Less: allowance for doubtful accounts	(1,198)	(1,367)

Accounts receivable, net	$3,082	$5,267

The provision for bad debt expense for the years ended December 31, 2008, 2007 and 2006, was $578,000, $567,000 and $371,000 respectively.

Note 3. Property and Equipment

Property and equipment at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Land and improvements	$28,405	$28,405
Building and other leasehold improvements	269,169	269,169
Furniture, fixtures, and equipment	107,283	98,547
Construction in progress	43	3,064

	404,900	399,185
Less: accumulated depreciation	(157,211)	(142,973)

Property and equipment, net	$247,689	$256,212

Substantially all property and equipment of the Partnership collateralize its long-term debt (see Note 6).

Note 4. Other Assets

Other assets, net at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
China, glassware and silverware	$210	$210
Debt issuance costs, net	1,922	2,523
Cash surrender value of life insurance policies	5,003	5,736
Other	100	55

	$7,235	$8,524

The initial inventory of china, glassware and silverware has been amortized to 50% of cost with the balance kept as base stock. Additional purchases of china, glassware and silverware are placed into inventory and expensed as used.

The Partnership incurred costs in connection with its issuance of its 10 1/8% mortgage notes due March 2012 and in connection with its bank credit facility (see Note 6). Debt issuance costs are capitalized when incurred and amortized to interest expense based on the related debt maturities using the straight-line method, which approximates the effective interest method. At December 31, 2008, the unamortized balance related to the Partnership’s bank credit facility was $2,500 and will be amortized over the remaining term of the facility through March 31, 2009. Costs related to the completed offering of the 10 1/ 8 mortgage notes included in other assets totaled $1,919,000 and $2,520,000 at December 31, 2008 and 2007, respectively. Accumulated amortization of the debt issuance costs were $4,381,000 and $3,780,000 at December 31, 2008 and 2007, respectively. The amortization of debt issuance costs included in interest expense was $678,400, $685,800 and $722,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Life insurance contracts are purchased to informally fund the Partnership’s Supplemental Executive Retirement Plan. Amounts included in other assets represent the cash surrender value of these life insurance contracts (see Note 9).

Note 5. Accrued and Other Liabilities

Accrued and other liabilities at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Accrued payroll and related	$1,462	$1,631
Accrued vacation	1,669	1,711
Accrued group insurance	715	547
Unclaimed chips and tokens	499	419
Accrued taxes	1,155	1,266
Advance room deposits	541	813
Progressive slot liability	1,900	1,509
Players’ club liability	979	903
Other	1,193	1,234

	$10,113	$10,033

Note 6. Long-Term Debt

Long-term debt at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
10 1/8% Mortgage Notes due 2012 (net of unamortized discounts of $197 and $259)	$159,803	$159,741
Less current portion	—	—

	$159,803	$159,741

Scheduled maturities of long-term debt are as follows at December 31, 2008 (in thousands):

2009	$—
2010	—
2011	—
2012	159,803

$159,803

On March 5, 2002, the Partnership and Capital (collectively, the “Issuers”) co-issued $160,000,000 principal amount of senior secured 10 1/8 mortgage notes due 2012 (“Notes”). Concurrent with issuing the Notes, the Partnership entered into a senior secured credit facility (the “Credit Facility”) for $40,000,000. The Credit Facility originally provided for a $20,000,000 senior secured revolving credit facility and a $20,000,000 five-year term loan facility, each of which provided for the payment of interest at floating rates based on LIBOR plus a spread. The proceeds from the Notes, together with $26,000,000 in borrowings under the Credit Facility, were used to repay $150,200,000 representing all of the indebtedness outstanding under a prior bank credit facility and to fund $30,000,000 of distributions to the Partners. In addition, the remaining proceeds along with operating cash flows were used to pay $6,300,000 in related fees and expenses of the transactions. These fees were capitalized and are included in other assets.

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

The Notes and the Credit Facility contain various restrictive covenants. The covenants included in the Notes and/or the Credit Facility require the maintenance of certain financial ratios and impose limitations on the ability of the Partnership, among other things, to incur additional debt or liens, engage in transactions with affiliates, dispose of property, make distributions to its partners of property or merge, consolidate or sell assets.

During the year ended December 31, 2008, there was no indebtedness outstanding under the Credit Facility. As of December 31, 2008, the Partnership was not in compliance with the financial covenants in the Credit Facility. As described below, such noncompliance was prospectively waived by an amendment, dated August 12, 2008, to the Credit Facility. As a result of the covenant noncompliance at December 31, 2008, the Partnership is precluded from utilizing the Credit Facility until it has completed a fiscal quarter as to which it is in compliance with the facility’s covenants (including the financial covenants as though the below-described waiver had not been given). On August 12, 2008, the Partnership and Bank of America, N.A. executed an additional amendment to the Credit Facility which retroactively waived compliance with the Credit Facility’s financial covenants in respect of the quarters ended March 31, 2008 and June 30, 2008 and prospectively waives compliance with the Credit Facility’s financial covenants for each subsequent quarter through and including December 31, 2008, provided that no additional credit is extended under the Credit Facility during a quarter for which the waiver is relied upon. The Partnership’s inability to satisfy the covenant ratios in the Credit Facility does not constitute a default under the indenture relating to the Notes. As of December 31, 2008, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

On January 28, 2009, the Partnership executed an additional amendment to extend the Credit Facility’s maturity date for an additional year to March 30, 2010. This amendment also allowed for the unconditional prepayments of the Notes in an amount up to $20,000,000. The aforementioned financial covenants waiver remains in effect throughout 2009.

In February 2009, the Partnership purchased and retired $17,200,000 principal amount of the Notes. The total purchase price of the Notes was approximately $11,400,000, resulting in a gain of approximately $5,800,000. The repurchase of the Notes reduced the amount of Notes outstanding to $142,800,000. The transaction was funded by available invested cash reserves.

Note 7. Other Long-term Liabilities

Other long-term liabilities at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Accrued SERP liability	$6,186	$5,196
SERP additional minimum liability	432	938

	$6,618	$6,134

Note 8. Related Parties

An affiliate of each of the Partners owns and operates a casino attached and adjacent to Silver Legacy. Our Partners may be deemed to be in a conflict of interest position with respect to decisions they make relating to the Partnership as a result of the interests their affiliates have in the Eldorado Hotel & Casino and Circus Circus Hotel & Casino-Reno, respectively.

The Partnership believes that all of the transactions mentioned below are on terms at least as favorable to the Partnership as would have been obtained from an unrelated party.

Silver Legacy has utilized an aircraft owned by Recreational Enterprises, Inc. (“REI”), for the purpose of providing air service to select customers. During the years ended December 31, 2008, 2007 and 2006, the Partnership paid $33,880, $28,100 and $38,600, respectively, for such services. Although there is no agreement obligating the Partnership to utilize the plane or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. REI, which owns 55% of ELLC, is owned by various members of the Carano family, including Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s Executive Committee, each of whom owns an approximately 10.1% beneficial interest in REI, and Donald L. Carano, the father of Gary, Glenn and Gene Carano, who owns an approximately 49.5% interest in REI.

Silver Legacy’s marketing and sales departments have utilized a yacht owned by Sierra Adventure Equipment Leasing, Inc. (“Sierra Leasing”) at a flat rate per trip of $3,000 ($2,000 if the trip was shared with our Partner, ELLC) for various promotional events. The payments made by the Partnership to Sierra Leasing for the use of the yacht totaled $5,000, $61,000 and $13,300 during 2008, 2007 and 2006, respectively. Although there is no agreement obligating the Partnership to utilize the yacht or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. Sierra Leasing is owned by Donald L. Carano, the father of Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s executive committee.

Eldorado Resorts LLC owns the skywalk that connects Silver Legacy with the Eldorado Hotel & Casino. The charges from the service provider for the utilities associated with this skywalk are billed to the Partnership together with the charges for the utilities associated with Silver Legacy. Such charges are paid to the service provider by the Partnership, and the Partnership is reimbursed by Eldorado Resorts LLC for the portion of the charges allocable to the utilities provided to the skywalk. The charges for the utilities provided to the skywalk during the years ended December 31, 2008, 2007, and 2006 were $62,000, $77,200 and $88,500, respectively.

Since 1998, the Partnership has purchased from Eldorado Resorts LLC homemade pasta and other products for use in the restaurants at Silver Legacy and it is anticipated that the Partnership will continue to make similar purchases in the future. For purchases of these products during the years ended December 31, 2008, 2007 and 2006, which are billed to the Partnership at cost plus associated labor, the Partnership paid Eldorado Resorts LLC $45,300, $42,800 and $48,100, respectively.

Beginning in October 2005, the Partnership began providing on-site laundry services for Eldorado Resorts LLC related to the cleaning of certain types of linens. Although there is no agreement obligating Eldorado Resorts LLC to utilize this service, it is anticipated that the Partnership will continue to provide these laundry services in the future. The Partnership charges Eldorado Resorts LLC for labor and laundry supplies on a per unit basis which totaled $72,300, $53,000 and $51,000 during the years ended December 31, 2008, 2007 and 2006, respectively. The Partnership believes that the terms under which the Partnership provided these services were at least as favorable to it as those that would have been obtained in comparable transactions with an unaffiliated third party.

In April 2008, the Partnership and Eldorado Resort LLC began combining certain back-of-the-house and administrative departmental operations, including purchasing, advertising, information systems, surveillance and engineering, of the Eldorado Hotel & Casino and Silver Legacy in an effort to achieve payroll cost savings synergies at both properties. Payroll costs associated with the combined operations are shared equally and are billed at cost plus an estimated allocation for related benefits and taxes. During 2008, the Partnership reimbursed Eldorado Resorts LLC $129,200 for the Partnership’s allocable portion of the shared administrative services costs associated with the operations performed at the Eldorado Hotel & Casino, and Eldorado Resorts LLC reimbursed the Partnership $30,100 for Eldorado’s allocable portion of the shared administrative services costs associated with the operations performed at Silver Legacy.

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

Note 9. Employee Retirement Plans

The Partnership instituted a defined contribution 401(k) plan in September 1995 which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 25 percent of the first six percent of each participating employee’s compensation. Plan participants can elect to defer before tax compensation through payroll deductions. Those deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Partnership’s matching contributions were $189,200, $281,700 and $251,300, respectively, for the years ended December 31, 2008, 2007 and 2006.

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. The obligation is being funded informally through life insurance contracts on the participants and related cash surrender value. The Partnership’s periodic pension costs were $1,022,000, $1,059,000 and $868,000, respectively, for the years ended December 31, 2008, 2007 and 2006.

The following information summarizes activity in the SERP for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Changes in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$6,134	$5,938
Service cost	395	426
Interest cost	400	339
Actuarial losses	(279)	(538)
Benefits paid	(32)	(31)

Projected benefit obligation at end of year	$6,618	$6,134

Fair Value of Plan Assets(1)	$—	$—

	2008	2007
Reconciliation of Funded Status:
Funded status	$(6,618)	$(6,134)
Unrecognized actuarial loss	(20)	259
Unrecognized prior service cost	453	679

Net amount recognized	$(6,185)	$(5,196)

Amounts Recognized on the Consolidated Balance Sheet:
Accrued net pension cost	$(6,185)	$(5,196)
Additional minimum liability	(432)	(938)
Accumulated other comprehensive loss	432	938

Net amount recognized	$(6,185)	$(5,196)

Weighted Average Assumptions:
Discount rate used to determine benefit obligations (2)	6.54%	5.85%
Discount rate used to determine net periodic benefit cost (2)	6.54%	5.85%
Expected long-term return on plan assets	N/A	N/A
Rate of compensation increase	3.50%	3.50%

The components of net periodic pension cost were as follows for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Components of Net Pension Cost:
Current period service cost	$395	$426	$372
Interest cost	400	339	269
Amortization of prior service cost	227	294	227

Net expense	$1,022	$1,059	$868

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid over the next ten years:

(in thousands)
2009	$100
2010	112
2011	285
2012	439
2013	473
2014-2018	3,415

(1)	While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values totaling $5,003,400 and $5,736,300 at December 31, 2008 and 2007, respectively. The life insurance contracts had a face value of $10,950,000 at December 31, 2008 and 2007.
(2)	The discount rate utilized was based on the Citigroup Pension Liability Index as of December 31, 2008 with a maturity of 32 years.

Note 10. Commitments and Contingencies

Letters of Credit

The Credit Facility does not allow for the issuance of letters of credit beyond the revolving portion of the Credit Facility of which none was outstanding as of December 31, 2008.

Operating Leases

The Partnership leases land and equipment under operating leases. Future minimum payments under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2008 (in thousands):

2009	$155
2010	103
2011	4
Thereafter	—

$262

Total rental expense under operating leases was $427,600, $444,800 and $206,000 for the years ended December 31, 2008, 2007 and 2006, respectively, which include rental payments associated with cancellable operating leases with terms less than one year.

Litigation

The Partnership is party to various litigation arising in the normal course of business. Management is of the opinion that the ultimate resolution of these matters will not have a material effect on the financial position or the results of operations of the Partnership.

Sales and Use Tax

In March 2008, the Nevada Supreme Court ruled, in a case involving another casino company, that food and non-alcoholic beverages purchased for the use in providing complimentary meals to customers and to employees were exempt from sales and use tax. The Partnership had previously paid use tax on these items and has generally filed for refunds from the periods from February 2000 to February 2008 related to this matter. The aggregate amount for which a refund claim is pending is approximately $1.5 million.

The Nevada Department of Taxation (the “Department”) filed a petition for rehearing, which the Nevada Supreme Court announced in July 2008 it would not grant. As of December 31, 2008, the Partnership had not recorded income related to this matter because the refund claims are subject to audit and it is unclear whether the Department will pursue alternative legal theories in connection with certain issues raised in the Supreme Court case in any audit of the refund claims. However, the Partnership is claiming the exemption on sales and use tax returns for periods after February 2008 in light of the Nevada Supreme Court decision.

Note 11. Partnership Agreement

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

Total distributions for the year ended December 31, 2008 totaled $10,000,000 and included a distribution of $5,000,000 each to ELLC and Galleon representing a special distribution approved by the Partnership’s executive committee. No tax distributions of the Partnership to its partners were made in 2008 and are not anticipated to be owed based on the expected final 2008 tax return. Total distributions for the year ended December 31, 2007 totaled $4,526,000 and included a distribution of $2,263,000 each to ELLC and Galleon representing fiscal 2007 tax distributions. Total distributions for the year ended December 31, 2006 totaled $3,232,000 and included a distribution of $1,616,000 each to ELLC and Galleon representing fiscal 2006 tax distributions.

Exhibit Index

Exhibit No.	Description
2.1	Subscription Agreement for Class A Unit dated May 31, 2007 (Incorporated by reference to Exhibit No. 2.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

2.2	Subscription Agreement for Class B Units dated May 31, 2007 (Incorporated by reference to Exhibit No. 2.2 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

3.1	Articles of Organization of NGA HoldCo LLC, dated as of January 4, 2007 (Incorporated by reference to Exhibit No. 3.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

3.2	Amended and Restated Operating Agreement of NGA HoldCo LLC (Incorporated by reference to Exhibit No. 3.2 to Amendment No. 1 to the Company’s registration statement on Form 10-SB filed with the SEC on August 31, 2007 – SEC File No. 000-52734)

4.1	Amended and Restated Operating Agreement of Eldorado Resorts, LLC dated as of December 14, 2007 (Incorporated by reference to Exhibit No. 4.1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

10.1	Amended and Restated Purchase Agreement dated as of July 20, 2007 by and among Eldorado Resorts LLC, AcquisitionCo LLC and Donald L. Carano (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s registration statement on Form 10-SB filed with the SEC on August 31, 2007 – SEC File No. 000-52734)

10.2	Put-Call Agreement dated as of December 14, 2007 (Incorporated by reference to Exhibit No. 10.2 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

10.3	Registration Rights Agreement dated as of December 14, 2007 (Incorporated by reference to Exhibit No. 10.3 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

10.4	Indenture dated April 20, 2004, between Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Resorts’ Form 10-Q for the quarterly period ended March 31, 2004 SEC - File No. 333-11811)

10.5	Supplemental Indenture, dated August 11, 2005, by and among Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.38 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.6	Second Supplemental Indenture, dated November 21, 2006, by and among Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.39 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.7	Supplemental Indenture, dated as of November 20, 2007 (Incorporated by reference to Exhibit No. 10.7 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

10.8	Environmental Indemnity, entered into as of March 5, 2002 (Incorporated by reference to Exhibit 10.10.6 to Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.9	Loan and Aircraft Security Agreement dated as of December 30, 2005 among Eldorado Resorts LLC and Banc of America Leasing & Capital (Incorporated by reference to Exhibit No. 10.8 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.10	Third Amended and Restated Loan Agreement dated as of February 28, 2006 among Eldorado Resorts LLC and Bank of America, N.A. (formerly Bank of America National Trust and Savings Association), as Issuing Bank and Administrative Agent. (Incorporated by reference to Exhibit No. 10.9 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.11	Amendment No. 1 to Third Amended and Restated Loan Agreement (Incorporated by reference to Exhibit No. 10.11 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

10.12	Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 3.3 to the Form S-4 Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. – SEC File No. 333-87202)

10.13	Management Agreement dated as of June 28, 1996 by and between Eldorado Resorts LLC, Recreational Enterprises, Inc. and Hotel-Casino Management, Inc. (Incorporated by reference to Exhibit 10.3 to the Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.14	Lease dated July 21, 1972 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.1 to the Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.15	Addendum to Lease dated March 20, 1973 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.2 to Resorts’ and Eldorado Capital Corp.’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.16	Amendment to Lease dated January 1, 1978 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.3 to Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.17	Amendment to Lease dated January 31, 1985 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.4 to Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.18	Third Amendment to Lease dated December 24, 1987 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.5 to Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.19	Second Amended and Restated Credit Agreement, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, the banks referred to therein and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.2 to Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.20	Guaranty dated as of March 5, 2002, made by Silver Legacy Capital Corp., in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.3 to Resorts’ Form 10-K for the year ended December 31, 2001 SEC File No. 333-11811 )

10.21	Second Amended and Restated Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.4 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.22	Guarantor Security Agreement, dated as of March 5, 2002, by and between Silver Legacy Capital Corp. and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.5 to Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.23	Second Amended and Restated Deed of Trust, dated as of February 26, 2002, but effective March 5, 2002, by and among Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.6 to Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.24	Second Amended and Restated Assignment of Rent and Revenues entered into as of February 26, 2002, but effective as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.7 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811 )

10.25	Second Amended and Restated Collateral Account Agreement, dated March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.8 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.26	Intercreditor Agreement, dated as of March 5, 2002, by and among Bank of America, N.A., as administrative agent, The Bank of New York, as trustee, Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 10.9.9 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.27	Indenture, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.1 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.28	Deed of Trust, dated as of February 26, 2002, by Circus and Eldorado Joint Venture, to First American Title Company of Nevada for the benefit of the Bank of New York. (Incorporated by reference to Exhibit 10.10.2 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.29	Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Silver Legacy Corp. for the benefit of The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.3 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.30	Assignment of Rent and Revenues entered into as of February 26, 2002, by and between Circus and Eldorado Joint Venture and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.4 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.31	Collateral Account Agreement, dated as of March 5, 2002, by and among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.5 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.32	Amendment No. 1 to Second Amended and Restated Credit Agreement dated November 4, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to Circus and Eldorado Joint Venture’s Quarterly Report on Form 10-Q for the period ended September 30, 2003–Commission File No. 333-87202)

10.33	Modification of Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rights dated November 3, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to Circus and Eldorado Joint Venture’s Quarterly Report on Form 10-Q for the period ended September 30, 2003–Commission File No. 333-87202)

10.34	Amendment No. 2 to Second Amended and Restated Credit Agreement dated June 15, 2005 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to Circus and Eldorado Joint Venture’s Current Report on Form 8-K filed June 20, 2005–Commission File No. 333-87202)

10.35	Amendment No. 3 to Second Amended and Restated Credit Agreement dated March 2, 2006 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to Circus and Eldorado Joint Venture’s Current Report on Form 8-K filed March 8, 2006–Commission File No. 333-87202)

10.36	UCC Financing Statement Amendments (Incorporated by reference to Exhibit 4.15 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

10.37	Amendment No. 4 to Second Amended and Restated Credit Agreement as of March 28, 2007 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.11 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

10.38	Modification of Second Amended and Restated Assignment of Rents and Revenues between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.12 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

10.39	Second Modification of Second Amended and Restated Construction Deed of Trust between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.13 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

10.40	Fifth Amended and Restated Partnership Agreement of Eldorado Casino Shreveport Joint Venture, dated as of July 22, 2005. (Incorporated by reference to Exhibit No. 10.40 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.41	Amendment No. 1, dated as of November 29, 2007, to the Fifth Amended and Restated Joint Venture Agreement of Eldorado Casino Shreveport Joint Venture (Incorporated by reference to Exhibit No. 10.41 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

10.42	Management Agreement, dated as of July 22, 2005, by and between Eldorado Casino Shreveport Joint Venture and Eldorado Resorts, LLC. (Incorporated by reference to Exhibit No. 10.41 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.43	Amended and Restated Indenture, dated as of July 21, 2005, by and among Eldorado Casino Shreveport Joint Venture, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.42 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.44	Supplemental Indenture, dated as of November 15, 2007 (Incorporated by reference to Exhibit No. 10.44 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

10.45	Amended and Restated Security Agreement, dated as of July 21, 2005, by Eldorado Casino Shreveport Joint Venture to U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.43 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.46	Amended and Restated Security Agreement, dated as of July 21, 2005, by Shreveport Capital Corporation to U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.44 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.47	Amended and Restated Mortgage, Leasehold Mortgage, and Assignment of Rents and Leases, dated as of July 21, 2005, by the Company. (Incorporated by reference to Exhibit No. 10.45 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.48	First Amendment to and Restatement of First Preferred Ship Mortgage, dated as of July 21, 2005, by Eldorado Casino Shreveport Joint Venture in favor of U.S. Bank National Association (amending 1999 ship mortgage). (Incorporated by reference to Exhibit No. 10.46 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.49	First Amendment to and Restatement of First Preferred Ship Mortgage, dated as of July 21, 2005, by Eldorado Casino Shreveport Joint Venture in favor of U.S. Bank National Association (amending 2001 ship mortgage). (Incorporated by reference to Exhibit No. 10.47 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.50	Membership Interest Pledge Agreement, dated as of July 22, 2005, by Eldorado Resorts, LLC in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.48 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.51	Partnership Interest Pledge Agreement, dated as of July 22, 2005, by Eldorado Shreveport #1, LLC in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.49 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.52	Partnership Interest Pledge Agreement, dated as of July 22, 2005, by Eldorado Shreveport #2, LLC in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.50 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.53	Reaffirmation of Partnership Undertakings, dated as of July 22, 2005, by Eldorado Shreveport #1, LLC, Eldorado Shreveport #2, LLC and Shreveport Gaming Holdings, Inc., a Delaware corporation, in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.51 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.54	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated February 28, 2006 by Eldorado Resorts LLC in favor of First American Title Company of Nevada, as trustee for the benefit of Bank of America, N.A. (Incorporated by reference to Exhibit No. 10.52 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.55	Third Amended and Restated Security Agreement dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.53 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.56	Second Amended and Restated Security Agreement dated February 28, 2006 by Eldorado Capital Corp. in favor of Bank of America, N.A. as Administrative Agent (Incorporated by reference to Exhibit No. 10.54 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.57	Third Amended and Restated Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated February 28, 2006 by Eldorado Resorts LLC and C.S.&Y. Associates in favor of First American Title Company of Nevada as trustee for the benefit of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.55 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.58	Second Amended and Restated Assignment of Rents and Revenues dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.56 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.59	Second Amended and Restated Assignment of Subleases and Rents dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.57 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.60	Second Amended and Restated Assignment of Equipment Leases dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.58 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.61	Second Amended and Restated Guaranty dated February 28, 2006 by Eldorado Capital Corp. in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.59 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.62	Agreement, dated May 12, 2009, between Eldorado Resorts LLC and Newport Global Advisors L.P.

14.1	Code of Ethics of NGA HoldCo, LLC (Incorporated by reference to Exhibit No. 14.1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

21.1	Subsidiaries of NGA HoldCo LLC (Incorporated by reference to Exhibit No. 21.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.