Form 10-Q
period 2009-03-31
NGA Holdco, LLC
filed 2009-06-19
CIK 1405621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

FORWARD LOOKING STATEMENTS MAY PROVE INACCURATE

Certain statements in this report contain or may contain information that is forward-looking. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including but not limited to the following: the inability of regulated entities and certain managers, officers, key employees and other affiliates of the Company or Eldorado Resorts LLC (“Resorts”) to obtain gaming licenses or permits in jurisdictions where the current or planned business of the Company or Resorts requires such licenses or permits; the limitation, conditioning, revocation or suspension of any such gaming licenses or permits; a finding of unsuitability or denial of licenses or permits by regulatory authorities with respect to any manager, officer, or key employee of the Company or Resorts required to be found suitable; loss or retirement of managers, officers or key employees of the Company or Resorts; increased competition in existing markets or the opening of new gaming jurisdictions (including on Native American lands); the inability of Resorts to maintain and improve its existing gaming facilities; the inability of the Company or an entity in which the Company invests to consummate the planned acquisition of a gaming opportunity; the inability to retain key leases; a decline in the public acceptance or popularity of gaming; increases in or new taxes or fees imposed on gaming revenues or gaming devices; significant increases in fuel or transportation prices; adverse economic conditions; and severe or unusual weather in key markets. In addition, any financings consummated by Resorts, the entity in which the Company holds an equity investment, or its subsidiaries may substantially increase the leverage and other fixed charge obligations of those entities. The level of indebtedness and other fixed charge obligations of Resorts and its subsidiaries could have important consequences, including but not limited to the following: (1) a substantial portion of Resorts’ and its subsidiaries’ cash flow from operations could be dedicated to debt service and other fixed charge obligations and thus not be available for other purposes; (2) Resorts’ and its subsidiaries’ ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited; and (3) Resorts’ and its subsidiaries’ level of indebtedness could limit their flexibility in reacting to changes in the gaming industry, their respective jurisdictions and economic conditions generally. Readers should carefully review this report in its entirety, including but not limited to the Company’s financial statements and the notes thereto. This report should also be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2008.

i

NGA HOLDCO, LLC

FORM 10-Q

ii

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

NGA HOLDCO, LLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$262,974	$262,938
Federal tax asset	280,824	235,000

Total current assets	543,798	497,938
Deferred federal tax asset	2,472,163	2,472,163
Investment in Resorts	29,499,495	29,666,633
Due from related party	5,179,772	5,179,772

Total Assets	$37,695,228	$37,816,506

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$102,816	$22,225

Total current liabilities	102,816	22,225
Due to related party	1,748,754	1,719,870

Total Liabilities	1,851,570	1,742,095

Members’ Equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	36,322,652	36,322,652
Accumulated deficit	(482,800)	(252,047)

Total Members’ equity	35,843,658	36,074,411

Total Liabilities & Members’ equity	$37,695,228	$37,816,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Loss:
Equity loss on Resorts	$(167,138)	$(444,467)

Total loss	(167,138)	(444,467)
Expenses:
Legal, licensing, and other expenses	109,439	178,852

Net loss before income taxes	(276,577)	(623,319)
Income tax benefit	45,824	171,238

Net loss	$(230,753)	$(452,081)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

	Class A Unit	Class B Units	Accumulated Deficit	Total Members’ Equity
Balance, December 31, 2008	$3,806	$36,322,652	$(252,047)	$36,074,411
Net Loss	—	—	(230,753)	(230,753)

Balance, March 31, 2009	$3,806	$36,322,652	$(482,800)	$35,843,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(230,753)	$(452,081)
Adjustments to reconcile loss from operations to net cash provided by operating activities:
Equity loss on Resorts	167,138	444,467
Increase in federal tax asset	(45,824)	(183,948)
Increase in accounts payable and accrued liabilities	80,591	51,682
Increase in due to related parties	28,884	362,180
Decrease in federal tax liability	—	(222,300)

Net cash provided by operating activities:	$36	$—

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities:	$—	$—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities:	$—	$—

Net increase in cash	$36	$—

Cash at beginning of the year	$262,938	$—

Cash at end of the year	$262,974	$—

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

The Company has had no revenue generating business since inception. Its current business plan consists primarily of its holding of a 17.0359% equity interest in Resorts. Resorts owns and operates the Eldorado Hotel and Casino (the “Eldorado-Reno”) located in Reno, Nevada. Through two wholly owned subsidiaries, Resorts also owns all of the partnership interest of the Louisiana Partnership, and operates, pursuant to a management agreement, the Eldorado Shreveport Hotel and Casino in Shreveport, Louisiana (the “Eldorado-Shreveport”), which is owned by the Louisiana Partnership. Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company 96.1858% owned by Resorts, is a 50% joint venture partner in a general partnership that owns and operates the Silver Legacy Resort Casino (“Silver Legacy”), a hotel and casino property adjacent to Eldorado-Reno. Resorts also owns a 21.25% interest in Tamarack Junction, a small casino in South Reno.

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

The Company’s acquisition in December 2007 of a 17.0359% interest in Resorts was pursuant to the terms and conditions of a Purchase Agreement, dated July 20, 2007 (the “Purchase Agreement”). The parties to the Purchase Agreement were Resorts, AcquisitionCo, which is the subsidiary through which the Company acquired its interest in Resorts, and Carano, the presiding member of Resorts’ Board of Managers and the Chief Executive Officer of Resorts from whom a portion of the 17.0359% interest was acquired. The closing of this transaction occurred on December 14, 2007 (“Closing”) after necessary gaming licenses and approvals were obtained from Nevada and Louisiana, respectively. The Company owns indirectly through its subsidiaries 17.0359% of Resorts, and Carano or members of his family own directly or indirectly approximately 51% of Resorts. Carano continues in the roles in the management of Resorts in which he served prior to Closing.

The 17.0359% equity interest in Resorts acquired by the Company includes a new 14.47% membership interest acquired directly from Resorts (the “14.47% Interest”) and a previously outstanding 3% membership interest (that, as a result of the issuance of the 14.47% Interest, was reduced to a 2.5659% interest) acquired from Carano (the “2.5659% Interest”). Subject to the closing adjustment described below, in consideration for its equity interest, AcquisitionCo:

•

transferred to Resorts, free and clear of any liens, ownership of $31,133,250 original principal amount of the New Shreveport Notes together with the right to all interest paid with respect thereto after the closing date, and

•

transferred to Carano, free and clear of any liens, $6,912,113 original principal amount of New Shreveport Notes together with the right to all interest paid with respect thereto after the closing date and a preferred stock equity interest representing a capital contribution amount of $286,889 issued by Shreveport Gaming Holdings, Inc. (“SGH”), then a partner of the Louisiana Partnership that is not affiliated with Resorts or the Company.

At closing, Resorts and Carano paid Newport in cash the respective amounts owed to AcquisitionCo for interest on the respective amounts of New Shreveport Notes received at closing that was accrued and unpaid through the date of closing.

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

NGA HoldCo, LLC

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

Investment in Resorts

The Company accounts for its 17.0359% investment in Resorts using the equity method of accounting in accordance with Emerging Issues Task Force (“EITF”) D-46 “ Accounting for Limited Partnership Investments “. The Company considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary, then a write-down would be recorded to estimate fair value.

Fair Value of Financial Instruments

The fair value of accounts payable approximates their carrying value due to the immediate or short term maturity of these financial instruments.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Blocker and AcquisitionCo. All intercompany transactions have been eliminated in consolidation.

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company as of March 31, 2009 and December 31, 2008, and the results of its operations for the three months ended March 31, 2009 and 2008, and its cash flows for the three months ended March 31, 2009 and 2008. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on May 22, 2009.

Recently Issued Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. We do not expect SFAS 165 to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued Staff Position (“FSP”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on how to identify circumstances that indicate that a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. We are currently evaluating the requirements of this pronouncement and have not determined the impact, if any, that the adoption will have on our consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and 124-2”). FSP FAS 115-2 and 124-2 provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. FSP FAS 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the requirements of FSP FAS 115-2 and 124-2 and have not determined the impact, if any, that the adoption will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. By applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, this statement improves the comparability of the information about business combinations provided in financial reports. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141(R) did not have a material effect on our consolidated financial statements.

A variety of additional proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

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

NGA HoldCo, LLC

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Restrictions on Transfer

Unless approved in advance by the Operating Manager and by applicable gaming authorities, no member of the Company may transfer all or any portion of its membership units. In addition, transfers or issuances of any membership units to any person who is required to be, and has not been, found suitable to be licensed or to hold such membership units by applicable gaming authorities, are prohibited and will be null and void and of no force or effect as of the inception of the attempted transfer or issuance.

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

4. Investment in Resorts

The Company’s 17.0359% investment in Resorts is accounted for under the equity method. The original investment was recorded at fair value and is adjusted by the Company’s share of earnings, losses, distributions, and fair value adjustments related to the amortization of definite-lived intangibles of the investment and recorded in Equity loss on Resorts on the consolidated statement of operations. At year-end 2008 Resorts recorded an impairment of $16.6 million related to its investment in the Silver Legacy Joint Venture. In addition, the Company recorded a $3.6 million impairment in the carrying value in Investments in Resorts at year-end 2008. The Company’s allocated income and loss related to Resorts for the three months ending March 31, 2009 and 2008, respectively, is included as a component of loss on the consolidated statement of operations.

A rollforward of the Company’s equity investment in Resorts is as follows:

Total
Beginning balance at January 1, 2009	$29,666,633
Equity loss on Resorts	(167,138)

Ending balance at March 31, 2009	$29,499,495

NGA HoldCo, LLC

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Summarized balance sheet information for Resorts is as follows (in thousands):

	March 31, 2009	December 31, 2008
Current assets	$40,727	$47,106
Investment in joint ventures	50,260	50,151
Property and equipment, net	234,401	238,219
Intangible assets, net	21,238	21,335
Other assets, net	2,084	2,103

Total assets	$348,710	$358,914

Current liabilities	$27,434	$30,252
Long-term liabilities	198,759	205,326
13% Preferred Equity Interest	19,289	19,289
Minority Interest	5,083	5,080
Partners’ equity	98,145	98,967

Total liabilities and partners’ equity	$348,710	$358,914

Summarized results of operations for Resorts are as follows (in thousands):

	Three months ended March 31,
	2009	2008
Net revenues	$66,046	$69,260
Operating expenses	(61,838)	(64,668)
Loss on sale/disposition of long-lived assets	(7)	(225)
Equity in net income (loss) of unconsolidated affiliates	363	(1,908)

Operating income	4,564	2,459
Other expense	(5,383)	(5,151)
Loss before minority interest	(819)	(2,692)
Minority interest	(3)	83

Net loss	$(822)	$(2,609)

NGA HoldCo, LLC

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Effective March 1, 1994, ELLC (96% owned by Resorts) and Galleon, Inc. (a Nevada corporation and now an indirect wholly owned subsidiary of MGM MIRAGE) entered into a joint venture (the “Silver Legacy Joint Venture”) pursuant to a joint venture agreement to develop the Silver Legacy Resort Casino (the “Silver Legacy”). The Silver Legacy consists of a casino and hotel located in Reno, Nevada, which began operations on July 28, 1995. Each partner owns a 50% interest in the Silver Legacy Joint Venture.

Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

	March 31, 2009	December 31, 2008
Current assets	$35,175	$52,397
Property and equipment, net	244,006	247,689
Other assets, net	6,592	7,235

Total assets	$285,773	$307,321

Current liabilities	$15,656	$20,422
Long-term liabilities	149,483	166,421
Partners’ equity	120,634	120,478

Total liabilities and partners’ equity	$285,773	$307,321

Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

	Three months ended March 31,
	2009	2008
Net revenues	$27,367	$32,410
Operating expenses	(28,766)	(32,887)

Operating loss	(1,399)	(477)
Other income (expense)	1,555	(3,885)

Net income (loss)	$156	$(4,362)

5. Related Parties

InvestCo owns 99.99% of the Company which is a non-voting interest. The other .01% of the Company, which is the only voting interest of the Company, is owned by VoteCo. InvestCo is solely owned by Newport. In May 2007, Newport contributed to the Company 100% of the New Shreveport Notes held by Newport since August 2006 and 11% of the preferred shares held since August 2006 that comprised the Company’s Eldorado Shreveport investments (the “Eldorado Shreveport Investments”). The Eldorado Shreveport Investments were transferred to the Company at fair market value at the date of transfer. VoteCo is responsible for the operations of the Company and is solely owned by the managers of Newport.

At March 31, 2009 and December 31, 2008, the Company was owed $5,179,772 from Newport, representing $5,118,168 of interest earned and received on the Eldorado Shreveport Investments and $61,600 of preferred dividend earned and received on 11,000 of Preferred Shreveport shares. At March 31, 2009 and December 31, 2008, the Company owed $1,748,754 and $1,719,870, respectively, to Newport for expenses paid by Newport on the Company’s behalf. There is no formal agreement outlining the settlement of the receivable and payable between Newport and the Company. Accordingly, the receivable and payable are reflected as a non current asset and a non current liability, respectively, at March 31, 2009 and December 31, 2008.

NGA HoldCo, LLC

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

7. Subsequent Events

Newport Financing Commitment

On May 12, 2009, Resorts and Newport executed an agreement (the “Agreement”) pursuant to which Resorts may, at any time it believes that it may in the reasonably foreseeable future be in default of any of the provisions of Sections 6.13, 6.14, 6.15 or 6.16 of its credit facility, make a written request to Newport for a loan. However, a loan request may not be made after the earlier of the first anniversary of the Agreement, or the maturity date of Resorts’ credit facility (including, for this purpose, any amendments, replacements or extensions thereof). Newport will be obligated, within ten days after a written request therefor, to make a loan to Resorts in the amount requested, subject to the limitation in the Agreement on the amount that Resorts is permitted to borrow. Under the terms of the Agreement, the amount that may be borrowed under the Agreement may not exceed the lesser of (i) the maximum amount which may at the time be borrowed by Resorts without causing it to be in default of the limitations on indebtedness contained in Section 4.09 of the indenture (the “Indenture”) relating to the 9% senior notes due 2014 co-issued by Resorts and its wholly owned subsidiary, Eldorado Capital Corp. (the “9% Notes”), or (ii) such amount which is equal to the greater of (A) the excess of (1) the aggregate unpaid principal balance of the loans made to Resorts under (I) Resorts’ credit facility and (II) the Loan and Aircraft Security Agreement (the “Aircraft Loan Agreement”) dated as of December 30, 2005 between Resorts and Banc of America Leasing and Capital, LLC (including for this purpose any amendments, replacements or extensions thereof) at the time of the written request, over (2) $5,000,000, or (B) at Newport’s option, the amount of the unpaid principal and accrued interest then outstanding under Resorts’ credit facility. Any loan under the Agreement will bear interest at a rate mutually determined by Resorts and Newport, and principal and interest will be payable on the 45 th day of each fiscal quarter (commencing with the second fiscal quarter beginning after a loan is made) in an amount equal to the “Excess Cash Flow” (as defined), if any, of Resorts for the fiscal quarter ending immediately prior to the payment date, but, in any event, the entire unpaid principal balance of any loan made under the Agreement and all interest accrued thereon will be payable in full no later than the first anniversary of the date the loan is made. In the event Newport makes a loan in an amount equal to the entire balance of principal and accrued interest then outstanding under Resorts’ credit facility, or the loans under the credit facility or any successor loans are paid in full directly or indirectly without using the proceeds of any loan(s) or other financing other than any loan made by Newport, and, in either case, Resorts’ credit facility is terminated, Resorts will (subject to any required approvals of gaming regulators) be obligated to grant a first lien to Newport on the collateral securing Resorts’ credit facility to secure any loan made by Newport under the Agreement. However, if such a lien cannot otherwise be granted without causing Resorts to violate the terms of the Indenture, the lien may equally and ratably secure the 9% Notes and the loan made by Newport under the Agreement and the Newport loan will be pari passu in right of payment with the 9% Notes.

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

It is anticipated that prior to July 1, 2009, Resorts will (subject to the consent of the lender under the Aircraft Loan Agreement) reach an agreement with the Louisiana Partnership to sell to the Louisiana Partnership the aircraft which serves as collateral under the Aircraft Loan Agreement on terms that will relieve Resorts of any further obligation for the indebtedness remaining under the Aircraft Loan Agreement. However, there is no assurance that such a transaction will be consummated. In the event that the aircraft has not been sold by Resorts on or before July 1, 2009, Resorts will be obligated under the Agreement to pay Newport a fee of $25,000 on July 1, 2009, which will be in addition to a $25,000 commitment fee paid to Newport at the time the Agreement was executed by the parties.

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

Overview

The following management’s discussion and analysis relates to the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this report.

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

Resorts owns and operates the Eldorado Hotel & Casino (the “Eldorado-Reno”), a premier hotel/casino and entertainment facility in Reno, Nevada and owns through two wholly owned subsidiaries and, pursuant to a management agreement, operates the Eldorado Casino Shreveport, an all suite art deco-style hotel and a tri-level riverboat dockside casino complex situated on the Red River in Shreveport, Louisiana (the “Eldorado-Shreveport”). Resorts’ 96% owned subsidiary, Eldorado Limited Liability Company, a Nevada limited liability company (“ELLC”), owns a 50% interest in a general partnership (the “Silver Legacy Joint Venture”) which owns the Silver Legacy Resort Casino (the “Silver Legacy”), a major, themed hotel/casino located adjacent to Eldorado-Reno. In addition, Resorts owns a 21.25% interest in Tamarack, a small casino in south Reno.

Operational highlights for Resorts for the three months ended March 31, 2009 included net revenues of $66.0 million and operating expenses of $61.8 million. Interest expense for the quarter was approximately $5.4 million. The net result for the quarter was a net loss of approximately $0.8 million. This compares to net revenues of $69.3 million and operating expenses of $64.7 million for the three months ended March 31, 2008, while interest expense was $5.5 million.

Three months ended March 31, 2009 versus three months ended March 31, 2008

The three months ended March 31, 2009 reflect the Company’s share of the net loss of Resorts for the period in the amount of $0.17 million compared to a net loss of $0.44 million for the same period last year. The reduced loss experienced by the Company was a function of the reduced loss at Resorts for the comparable periods. Improvement in the quarterly loss at Resorts was largely attributable to the increase in the equity gain of unconsolidated affiliates in the first quarter of 2009 compared to a loss in the first quarter of 2008. The improvement resulted primarily from the gain at Silver Legacy related to its open market discounted debt purchase during the quarter.

Expenses during the quarter declined approximately $69,000 when compared to the same period last year as a result of reduced legal and other expenses. Given the lower loss attributable to Resorts and lower operating expenses incurred during the quarter, the Company had a lower income tax benefit for the first quarter of 2009 when compared to last year.

Liquidity and Capital Resources

During the three month period ended March 31, 2008 the Company incurred approximately $0.2 million of costs associated with its investment in Resorts. The primary component was related to accounting and legal expenses associated with being a public filer.

In contrast, the Company incurred approximately $0.1 million of costs associated with its investment in Resorts during the three month period ended March 31, 2009. Expenses incurred related primarily to legal and accounting fees for preparation of regulatory filings. For the remainder of 2009 the Company expects to incur additional costs of approximately $0.2 million. These costs will be financed by Member contributions.

Critical Accounting Estimates and Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to those policies during the three months ended March 31, 2009.

Item 3.	Quantative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NGA HOLDCO, LLC

Date: June 19, 2009	By:	/s/ Thomas R. Reeg
Thomas R. Reeg
Operating Manager
(Principal Executive Officer)

Date: June 19, 2009	By:	/s/ Roger A. May
Roger A. May
Manager
(Principal Financial Officer)