Form 10-Q
period 2009-06-30
NGA Holdco, LLC
filed 2009-08-14
CIK 1405621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

FORWARD LOOKING STATEMENTS MAY PROVE INACCURATE

Certain statements in this report contain or may contain information that is forward-looking. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including but not limited to the following: the inability of regulated entities and certain managers, officers, key employees and other affiliates of the Company, Eldorado HoldCo LLC (“Eldorado”), or any subsidiaries of Eldorado, including Eldorado Resorts LLC (“Resorts”), to obtain gaming licenses or permits in jurisdictions where the current or planned business of the Company, Eldorado or Resorts requires such licenses or permits; the limitation, conditioning, revocation or suspension of any such gaming licenses or permits; a finding of unsuitability or denial of licenses or permits by regulatory authorities with respect to any manager, officer, or key employee of the Company, Eldorado or Resorts required to be found suitable; loss or retirement of managers, officers or key employees of the Company, Eldorado or Resorts; increased competition in existing markets or the opening of new gaming jurisdictions (including on Native American lands); the inability of Resorts to maintain and improve its existing gaming facilities; the inability of the Company or an entity in which the Company invests to consummate the planned acquisition of a gaming opportunity; the inability to retain key leases; a decline in the public acceptance or popularity of gaming; increases in or new taxes or fees imposed on gaming revenues or gaming devices; significant increases in fuel or transportation prices; adverse economic conditions; and severe or unusual weather in key markets. In addition, any financings consummated by Eldorado, the entity in which the Company holds an equity investment, or its subsidiaries may substantially increase the leverage and other fixed charge obligations of those entities. The level of indebtedness and other fixed charge obligations of Eldorado and its subsidiaries could have important consequences, including but not limited to the following: (1) a substantial portion of Eldorado’s and its subsidiaries’ cash flow from operations could be dedicated to debt service and other fixed charge obligations and thus not be available for other purposes; (2) Eldorado’s and its subsidiaries’ ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited; and (3) Eldorado’s and its subsidiaries’ level of indebtedness could limit their flexibility in reacting to changes in the gaming industry, their respective jurisdictions and economic conditions generally. Readers should carefully review this report in its entirety, including but not limited to the Company’s financial statements and the notes thereto. This report should also be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2008.

i

NGA HOLDCO, LLC

FORM 10-Q

ii

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

NGA HOLDCO, LLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$263,015	$262,938
Federal tax asset	77,531	235,000

Total current assets	340,546	497,938
Deferred federal tax asset	2,472,163	2,472,163
Investment in Eldorado	30,220,948	29,666,633
Due from related party	5,179,772	5,179,772

Total Assets	$38,213,429	$37,816,506

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$38,945	$22,225

Total current liabilities	38,945	22,225
Due to related party	1,878,841	1,719,870

Total Liabilities	1,917,786	1,742,095

Members’ Equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	36,322,652	36,322,652
Accumulated deficit	(30,815)	(252,047)

Total Members’ equity	36,295,643	36,074,411

Total Liabilities & Members’ equity	$38,213,429	$37,816,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income (loss):
Equity income (loss) on Eldorado	$721,453	$14,822	$554,315	$(429,645)

Total income (loss)	721,453	14,822	554,315	(429,645)
Expenses:
Legal, licensing, and other expenses	66,175	140,813	175,614	319,665

Net income (loss) before income taxes	655,278	(125,991)	378,701	(749,310)
Income tax (expense) benefit	(203,293)	(90,869)	(157,469)	80,369

Net income (loss)	$451,985	$(216,860)	$221,232	$(668,941)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

	Class A Unit	Class B Units	Accumulated Deficit	Total Members’ Equity
Balance, December 31, 2008	$3,806	$36,322,652	$(252,047)	$36,074,411
Net Income	—	—	221,232	221,232

Balance, June 30, 2009	$3,806	$36,322,652	$(30,815)	$36,295,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$221,232	$(668,941)
Adjustments to reconcile income (loss) from operations to net cash provided by operating activities:
Equity (income) loss on Eldorado	(554,315)	429,645
Decrease (increase) in federal tax asset	157,469	(93,079)
Increase (decrease) in accounts payable and accrued liabilities	16,720	(16,573)
Increase in due to related parties	158,971	571,248
Decrease in federal tax liability	—	(222,300)

Net cash provided by operating activities:	$77	$—

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities:	$—	$—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities:	$—	$—

Net increase in cash	$77	$—

Cash at beginning of the year	$262,938	$—

Cash at end of the year	$263,015	$—

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

Effective April 1, 2009, Resorts became a wholly-owned subsidiary of Eldorado HoldCo LLC, a Nevada limited liability company (“Eldorado”), when all of the members of Resorts, including Acquisition Co., the subsidiary of the Company through which the Company held its interest in Resorts, exchanged their interests in Resorts for identical interests in Eldorado. Eldorado, which was formed to be a holding company for Resorts, conducts no operations of its own and, other than its ownership of Resorts, has no assets or liabilities.

The Company has had no revenue generating business since inception. Its current business plan consists primarily of its holding of a 17.0359% equity interest in Eldorado. Eldorado, through Resorts, owns and operates the Eldorado Hotel and Casino (the “Eldorado-Reno”) located in Reno, Nevada. Through two wholly owned subsidiaries, Resorts owns all of the partnership interest of the Louisiana Partnership, and operates, pursuant to a management agreement, the Eldorado Shreveport Hotel and Casino in Shreveport, Louisiana (the “Eldorado-Shreveport”), which is owned by the Louisiana Partnership. Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company 96.1858% owned by Resorts, is a 50% joint venture partner in a general partnership that owns and operates the Silver Legacy Resort Casino (“Silver Legacy”), a hotel and casino property adjacent to Eldorado-Reno. Resorts also owns a 21.25% interest in Tamarack Junction, a small casino in South Reno.

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

The VoteCo Equityholders, through VoteCo, control all matters of the Company that are subject to the vote of members, including the appointment and removal of managers. Messrs. Reeg, Janszen, Langdon and May are the Company’s managers and Mr. Reeg is also the Company’s operating manager. The Class B Units issued to InvestCo allow it and its investors to invest in the Company without having any voting power or power to control the operations or affairs of the Company, except as otherwise required by law. If InvestCo and its investors had any of the power to control the operations or affairs of the Company afforded to the holders of the Class A Units, they and their respective constituent equityholders would generally be required, in connection with the Company’s investment in Eldorado, to be licensed or found suitable under the gaming laws and regulations of the States of Nevada and Louisiana as well as various local regulations in those states.

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

        The Company’s acquisition in December 2007 of a 17.0359% interest in Resorts was pursuant to the terms and conditions of a Purchase Agreement, dated July 20, 2007 (the “Purchase Agreement”). The parties to the Purchase Agreement were Resorts, AcquisitionCo, which is the subsidiary through which the Company acquired its interest in Resorts, and Carano, now the presiding member of Eldorado’s Board of Managers and the Chief Executive Officer of Eldorado who then held the same positions with Resorts, from whom a portion of the 17.0359% interest was acquired. The closing of this transaction occurred on December 14, 2007 (“Closing”) after necessary gaming licenses and approvals were obtained from Nevada and Louisiana, respectively. The Company owns indirectly through its subsidiaries 17.0359% of Eldorado, and Carano or members of his family own directly or indirectly approximately 51% of Eldorado. Carano continues in the roles in the management of Eldorado and Resorts in which he served Resorts prior to Closing.

The 17.0359% equity interest in Resorts acquired by the Company included a new 14.47% membership interest acquired directly from Resorts (the “14.47% Interest”) and a previously outstanding 3% membership interest (that, as a result of the issuance of the 14.47% Interest, was reduced to a 2.5659% interest) acquired from Carano (the “2.5659% Interest”). Subject to the closing adjustment described below, in consideration for its equity interest, AcquisitionCo:

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

Investment in Eldorado

The Company accounts for its 17.0359% investment in Eldorado using the equity method of accounting in accordance with Emerging Issues Task Force (“EITF”) D-46 “Accounting for Limited Partnership Investments”. The Company considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary, then a write-down would be recorded to estimate fair value.

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

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company as of June 30, 2009 and December 31, 2008, and the results of its operations for the three and six months ended June 30, 2009 and 2008, and its cash flows for the six months ended June 30, 2009 and 2008. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), SFAS 168 establishes the FASB Accounting Standards Codification™ (the “Codification”) that will serve as the single source of authoritative non-governmental Generally Accepted Accounting Principles (“GAAP”). The Codification does not change GAAP, but provides a new structure combining all authoritative standards into a comprehensive, topically organized online database. The Codification will be effective for interim or annual periods ending after September 15, 2009, and will impact the Company’s financial statement disclosures beginning with the quarter ending September 30, 2009, as future references to authoritative accounting literature will be referenced in accordance with the Codification. The adoption of this standard will not have an impact on our consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009 and has been adopted for the accompanying unaudited condensed consolidated financial statements. We have completed our evaluation for subsequent events through August 14, 2009, which is the issuance date of these unaudited condensed consolidated financial statements. Management determined there were no subsequent events to be reported.

In April 2009, the FASB issued three FASB Staff Positions (“FSP”) with respect to existing SFAS’s. FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, addresses concerns about measuring the fair value of financial instruments when financial markets become inactive and quoted prices may reflect distressed transactions. FSP No. SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, addresses recording impairment charges on investments in debt securities and requires significant new disclosures. FSP No. SFAS 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, increases the frequency of fair value disclosures from annual to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments. Adoption of the provisions of these three FSP’s during the quarter ended June 30, 2009 did not have a material impact on the condensed consolidated financial statements of the Company.

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

Distributions

Subject to all applicable gaming approvals, distributions by the Company will be to its members at such times and in such amounts as approved by the Operating Manager in good faith in accordance with the provisions of the Company’s operating agreement and, if and when made, will be distributed by the Company to its members in proportion to their respective percentage interests in the Company. There is no formal agreement between Newport and the Company regarding the settlement of the due to/from related parties, however, such amounts are expected to be settled upon sale of the Company’s investment in Eldorado.

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

4. Investment in Eldorado

The Company’s 17.0359% investment in Eldorado (which was acquired on April 1, 2009 in exchange for a 17.0359% interest originally acquired in Resorts, as described in Note 1) is accounted for under the equity method. The original investment was recorded at fair value and is adjusted by the Company’s share of earnings, losses, distributions, and adjustments related to the amortization of definite-lived intangibles of the investment and is recorded in Equity income (loss) on Eldorado on the consolidated statement of operations. At year-end 2008 Resorts recorded an impairment of $16.6 million related to its investment in the Silver Legacy Joint Venture. In addition, the Company recorded a $3.6 million impairment in the carrying value in Investments in Resorts at year-end 2008. The Company’s allocated income and loss related to Eldorado/Resorts for the six months ended June 30, 2009 and 2008, respectively, is included as a component of income (loss) on the consolidated statement of operations.

A rollforward of the Company’s equity investment in Eldorado is as follows:

Total
Beginning balance at January 1, 2009	$29,666,633
Equity income on Eldorado	554,315

Ending balance at June 30, 2009	$30,220,948

Summarized balance sheet information for Eldorado is as follows (in thousands):

	June 30, 2009	December 31, 2008
Current assets	$47,677	$47,106
Investment in joint ventures	50,250	50,151
Property and equipment, net	230,089	238,219
Intangible assets, net	21,140	21,335
Other assets, net	2,381	2,103

Total assets	$351,537	$358,914

Current liabilities	$29,751	$30,252
Long-term liabilities	194,877	205,326
13% Preferred equity interest	19,289	19,289
Noncontrolling interest	5,081	5,080
Partners’ equity	102,539	98,967

Total liabilities and partners’ equity	$351,537	$358,914

Summarized results of operations for Eldorado are as follows (in thousands):

	Three months ended June 30, 2009	Six months ended June 30, 2009
Net revenues	$72,789	$138,835
Operating expenses	(63,280)	(125,120)
Loss on sale/disposition of long-lived assets	(19)	(26)
Equity income of unconsolidated affiliates	246	609

Operating income	9,736	14,298
Other expense	(5,344)	(10,725)

Net income	4,392	3,573
Less net (loss) income attributable to noncontrolling interest	(2)	1

Net income attributable to the Company	$4,394	$3,572

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

Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

	June 30, 2009	December 31, 2008
Current assets	$42,193	$52,397
Property and equipment, net	240,733	247,689
Other assets, net	6,830	7,235

Total assets	$289,756	$307,321

Current liabilities	$19,500	$20,422
Long-term liabilities	149,724	166,421
Partners’ equity	120,532	120,478

Total liabilities and partners’ equity	$289,756	$307,321

Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

	Three months ended June 30, 2009	Six months ended June 30, 2008
Net revenues	$34,279	$61,646
Operating expenses	(30,623)	(59,389)

Operating income	3,656	2,257
Other expense	(3,758)	(2,203)

Net (loss) income	$(102)	$54

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

On May 13, 2009, Resorts sold to the Louisiana Partnership the aircraft, which served as collateral under the Aircraft Loan Agreement, for $2.7 million in cash and the proceeds were used to pay in full the indebtedness remaining under the Aircraft Loan Agreement. In the event that the aircraft had not been sold by Resorts on or before July 1, 2009, Resorts would have been obligated under the Agreement to pay Newport a fee of $25,000 on July 1, 2009, which would have been in addition to a $25,000 commitment fee paid to Newport at the time the Agreement was executed by the parties.

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

At June 30, 2009 and December 31, 2008, the Company was owed $5,179,772 from Newport, representing $5,118,168 of interest earned and received on the Eldorado Shreveport Investments and $61,600 of preferred dividend earned and received on 11,000 of Preferred Shreveport shares. At June 30, 2009 and December 31, 2008, the Company owed $1,878,841 and $1,719,870, respectively, to Newport for expenses paid by Newport on the Company’s behalf. There is no formal agreement outlining the settlement of the receivable and payable between Newport and the Company. Accordingly, the receivable and payable are reflected as a non current asset and a non current liability, respectively, at June 30, 2009 and December 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following management’s discussion and analysis relates to the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this report.

The Company and its subsidiaries were formed as legal entities in January 2007 for the primary purpose of holding equity, directly or indirectly through affiliates, in one or more entities related to the gaming industry, and to exercise the rights, and manage the distributions received, in connection with those holdings. On December 14, 2007, our affiliate, Acquisition Co, acquired a 17.0359% interest in Resorts. Effective April 1, 2009, Resorts became a wholly-owned subsidiary of Eldorado HoldCo LLC, a Nevada limited liability company (“Eldorado”), when all of the members of Resorts, including Acquisition Co., the subsidiary of the Company through which the Company held its interest in Resorts, exchanged their interests in Resorts for identical interests in Eldorado. Eldorado, which was formed to be a holding company for Resorts, conducts no operations of its own and, other than its ownership of Resorts, has no assets or liabilities (see note 1 of the notes to the Company’s unaudited condensed consolidated financial statements included in this report).

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

The Company has had no revenue generating business since inception and its current business plan consists primarily of its 17.0359% equity interest in Eldorado. Its only operations have consisted of interest income earned on the Eldorado Shreveport Investments and, since December 14, 2007, the pro-rata net income (loss) allocation (as the case may be) related to the Resorts/Eldorado investment and nominal administrative expenses.

Eldorado, through Resorts, owns and operates the Eldorado Hotel & Casino (the “Eldorado-Reno”), a premier hotel/casino and entertainment facility in Reno, Nevada. Resorts, through two wholly owned subsidiaries, owns and, pursuant to a management agreement, operates the Eldorado Casino Shreveport, an all suite art deco-style hotel and a tri-level riverboat dockside casino complex situated on the Red River in Shreveport, Louisiana (the “Eldorado-Shreveport”). Resorts’ 96% owned subsidiary, Eldorado Limited Liability Company, a Nevada limited liability company (“ELLC”), owns a 50% interest in a general partnership (the “Silver Legacy Joint Venture”) which owns the Silver Legacy Resort Casino (the “Silver Legacy”), a major, themed hotel/casino located adjacent to Eldorado-Reno. In addition, Resorts owns a 21.25% interest in Tamarack, a small casino in south Reno.

Operational highlights for Eldorado for the three months ended June 30, 2009 included net revenues of $72.8 million and operating expenses of $63.3 million. Interest expense for the quarter was approximately $5.3 million. The net result for the quarter was net income of $4.4 million. When compared to the same period last year, the results represent an improvement in net increase of approximately $4.3 million as Eldorado was able to achieve higher margins through a combination of higher revenues and lower costs. For the six months ended June 30, 2009, net revenues were $138.8 million and operating expenses were $125.1 million. Interest expense over this same period was approximately $10.7 million, resulting in net income $3.6 million for the year to date period ended June 30, 2009. The six month performance through June 30, 2009 represents an increase in year over year net income of approximately $6 million as cost containment initiatives implemented during February 2009 continued to gain traction.

Three months ended June 30, 2009 versus three months ended June 30, 2008

The three months ended June 30, 2009 largely reflects the Company’s share of the net income of Eldorado for the quarter in the amount of $0.7 million compared to nominal net income for the same quarter last year. The increase in net income was a function of the combination of higher net income at Eldorado and lower expenses incurred by the Company. The improvement in the net income at Eldorado was largely attributable to the increase in revenues and successful cost reduction initiatives realized in the second quarter of 2009 compared to the same period in 2008. Specifically, revenues increased at Eldorado as a result of higher revenues from casino, food and entertainment revenues. Such increases were attributable to the presence of the USBC Women’s bowling tournament held in Reno during the second quarter of 2009 where as the market had no such events last year. Expenses at Eldorado declined as a result of decreased business levels and due to several cost reductions implemented during February 2009.

Expenses during the quarter declined approximately $0.07 million when compared to last year as a result of reduced legal and other expenses

Six months ended June 30, 2009 versus six months ended June 30, 2008

For the six months ended June 30, 2009, the Company’s share of the net income on Eldorado was approximately $0.5 million compared to a loss of ($0.4) million for the same period last year. The increase in the net income was attributable to improved earnings at Eldorado. Improvement in the net income at Eldorado was largely attributable to the increase in revenues and successful cost reduction initiatives realized during the first half of 2009 when compared to the same period in 2008. The improvement in income of unconsolidated affiliates derives largely from the discounted debt repurchases and subsequent gain realized by Silver Legacy during the first quarter of 2009. The aforementioned cost reductions at Eldorado were implemented during the first quarter and also contributed to the higher net income for Eldorado during the first six months of 2009 compared to the same prior year period.

Expenses during the first six months of 2009 declined approximately $0.1 million when compared to the same prior year period as a result of reduced legal and other expenses.

Liquidity and Capital Resources

During the six month period ended June 30, 2008 the Company incurred approximately $0.3 million of costs associated with its investment in Eldorado. The primary component was related to accounting and legal expenses associated with being a public filer.

In contrast, the Company incurred approximately $0.2 million of costs associated with its investment in Eldorado during the six month period ended June 30, 2009. Expenses incurred related primarily to legal and accounting fees for preparation of regulatory filings. For the remainder of 2009 the Company expects to incur additional costs of approximately $0.2 million. These costs will be financed by Member contributions.

Critical Accounting Estimates and Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to those policies during the six months ended June 30, 2009.

Item 3.	Quantative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6.	Exhibits.

The following exhibits are filed or furnished with this report:

4.1	Operating Agreement of Eldorado HoldCo LLC, dated as of April 1, 2009.

4.2	Third Amended and Restated Operating Agreement of Eldorado Resorts LLC, dated as of April 1, 2009.

10.1	Fourth Supplemental Indenture, dated as of June 29, 2009, among Eldorado Casino Shreveport Joint Venture, Shreveport Capital Corporation, Eldorado Shreveport #1, LLC, Eldorado Shreveport #2, LLC and U.S. Bank National Association, as trustee.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGA HOLDCO, LLC

Date: August 14, 2009	By:	/s/ Thomas R. Reeg
Thomas R. Reeg
Operating Manager
(Principal Executive Officer)

Date: August 14, 2009	By:	/s/ Roger A. May
Roger A. May
Manager
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1	Operating Agreement of Eldorado HoldCo LLC, dated as of April 1, 2009.

4.2	Third Amended and Restated Operating Agreement of Eldorado Resorts LLC, dated as of April 1, 2009.

10.1	Fourth Supplemental Indenture, dated as of June 29, 2009, among Eldorado Casino Shreveport Joint Venture, Shreveport Capital Corporation, Eldorado Shreveport #1, LLC, Eldorado Shreveport #2, LLC and U.S. Bank National Association, as trustee.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.