Form 10-Q
period 2009-09-30
NGA Holdco, LLC
filed 2009-11-16
CIK 1405621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

NGA HOLDCO, LLC

FORM 10-Q

ii

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

NGA HOLDCO, LLC

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$263,054	$262,938
Federal tax asset	82,411	235,000

Total current assets	345,465	497,938
Deferred federal tax asset	2,472,163	2,472,163
Investment in Eldorado	30,054,321	29,666,633
Due from related party	5,179,772	5,179,772

Total Assets	$38,051,721	$37,816,506

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$—	$22,225

Total current liabilities	—	22,225
Due to related party	1,947,599	1,719,870

Total Liabilities	1,947,599	1,742,095

Members’ Equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	36,322,652	36,322,652
Accumulated deficit	(222,336)	(252,047)

Total Members’ equity	36,104,122	36,074,411

Total Liabilities & Members’ equity	$38,051,721	$37,816,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(Loss) income:
Equity (loss) income on Eldorado	$(166,627)	$750,261	$387,688	$320,616

Total (loss) income	(166,627)	750,261	387,688	320,616
Expenses:
Legal, licensing, and other expenses	29,774	(210,533)	205,388	109,132

Net (loss) income before income taxes	(196,401)	960,794	182,300	211,484
Income tax (expense) benefit	4,880	49,929	(152,589)	130,298

Net (loss) income	$(191,521)	$1,010,723	$29,711	$341,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY (Unaudited)

	Class A Unit	Class B Units	Accumulated Deficit	Total Members’ Equity
Balance, December 31, 2008	$3,806	$36,322,652	$(252,047)	$36,074,411
Net Income	—	—	29,711	29,711

Balance, September 30, 2009	$3,806	$36,322,652	$(222,336)	$36,104,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,711	$341,782
Adjustments to reconcile income from operations to net cash provided by operating activities:
Equity income on Eldorado	(387,688)	(320,616)
Decrease (increase) in federal tax asset	152,589	(70,000)
Decrease in due from related parties	—	3,802
Decrease in accounts payable and accrued liabilities	(22,225)	(229,443)
Increase in due to related parties	227,729	573,680
Decrease in federal tax liability	—	(295,308)
Distributions from equity investment in Eldorado	—	258,911

Net cash provided by operating activities:	$116	$262,208

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities:	$—	$—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities:	$—	$—

Net increase in cash	$116	$262,808

Cash at beginning of the year	$262,938	$—

Cash at end of the year	$263,054	$262,808

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HoldCo, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

On December 14, 2007, the date of the closing of its acquisition of a 17.0359% interest in Eldorado Resorts, LLC, a Nevada Limited Liability Company (“Resorts”), the Company transferred in part to Resorts and in part to Donald L. Carano (“Carano”), respectively, free and clear of any liens, ownership of a total of $38,045,363 original principal amount of First Mortgage Bonds due 2012, co-issued by Eldorado Casino Shreveport Joint Venture (the “Louisiana Partnership”), and Shreveport Capital Corporation, a wholly owned subsidiary of the Louisiana Partnership (the “New Shreveport Notes”), together with 11,000 preferred shares issued by Shreveport Gaming Holdings, Inc. (“SGH”), then a partner of the Louisiana Partnership that is not affiliated with Resorts or the Company, in exchange for a 17.0359% interest in Resorts. In May 2007, Newport contributed 100% of the New Shreveport Notes held by Newport since August 2006 and 11% of the preferred shares held since August 2006 (collectively, the “Eldorado Shreveport Investments”) to the Company. These Eldorado Shreveport Investments were transferred to the Company at the fair value as of the transfer date.

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

The Company has had no revenue generating business since inception. Its current business plan consists primarily of its holding of a 17.0359% equity interest in Eldorado. Eldorado, through Resorts, owns and operates the Eldorado Hotel and Casino (the “Eldorado-Reno”) located in Reno, Nevada. Through two wholly owned subsidiaries, Resorts owns all of the partnership interests of the Louisiana Partnership, and operates, pursuant to a management agreement, the Eldorado Shreveport Hotel and Casino in Shreveport, Louisiana (the “Eldorado-Shreveport”), which is owned by the Louisiana Partnership. Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company 96.1858% owned by Resorts, is a 50% joint venture partner in a general partnership that owns and operates the Silver Legacy Resort Casino (“Silver Legacy”), a hotel and casino property adjacent to Eldorado-Reno. Resorts also owns a 21.25% interest in Tamarack Junction, a small casino in South Reno.

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

VoteCo, InvestCo, the Company and each of the Company’s wholly owned subsidiaries are managed by Thomas R. Reeg, the operating manager of each entity. NGA Blocker, LLC, a Nevada limited liability company (“Blocker”), is a holding company that has elected to be taxed as a corporation. Because Blocker is a separately taxed, non-flow through entity, Blocker is taxed on its share of the income relating to the Company’s investment in Resorts rather than the Company’s investors.

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

transferred to Carano, free and clear of any liens, $6,912,113 original principal amount of New Shreveport Notes together with the right to all interest paid with respect thereto after the closing date and a preferred stock equity interest representing a capital contribution amount of $286,889 issued by SGH.

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

Investment in Eldorado

The Company accounts for its 17.0359% investment in Eldorado using the equity method of accounting. The Company considers on a quarterly basis whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that the recorded value may not be recoverable. If the Company considers any such decline to be other than temporary, then a write-down would be recorded to estimated fair value. Evidence of a loss in value that may be other than temporary might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of our investment or the inability of Eldorado to sustain an earnings capacity that would justify the carrying amount of the investment. In evaluating whether the loss in value is other than temporary, we consider: 1) the length of time and the extent to which the fair value has been less than cost; 2) the financial condition and near-term prospects of Eldorado, including any specific events which may influence the operations of Eldorado; 3) our intent and ability to retain our investment in Eldorado for a period of time sufficient to allow for any anticipated recovery in fair value; 4) the condition and trend of the economic cycle; 5) Eldorado financial performance and projections; 6) trends in the general market; and 7) Eldorado capital strength and liquidity.

In determining whether the fair value of our investment in Eldorado is less than our carrying value, we use a discounted cash flow model as our principal technique. Our model incorporates an estimated weighted-average cost of capital that a market participant would use in evaluating the investment in a purchase transaction. The estimated weighted-average cost of capital is based on the risk free interest rate and other factors such as current risk premiums. We use the discounted cash flow model as it provides greater detail and opportunity to reflect specific facts, circumstances and economic conditions for our investment. Comparable business transactions are often limited in number, the information can be dated, and often require significant adjustments due to differences in the size of the business, markets served and other factors. We therefore believe that in our circumstance, this makes comparisons to business transactions less reliable than the discounted cash flows model. However, we do consider comparable business transactions as a reasonableness test of our principal technique.

In performing this impairment test, we take steps to ensure that appropriate and reasonable cash flow projections and assumptions are used. We also perform sensitivity analyses on the key assumptions used, including the weighted-average cost of capital.

Fair Value of Financial Instruments

The fair value of accounts payable approximates their carrying value due to the immediate or short term maturity of these financial instruments.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Blocker and AcquisitionCo. All intercompany transactions have been eliminated in consolidation.

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company as of September 30, 2009 and December 31, 2008, and the results of its operations for the three and nine months ended September 30, 2009 and 2008, and its cash flows for the nine months ended September 30, 2009 and 2008. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on May 22, 2009.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (the “Codification”). The Codification will serve as the single source of authoritative non-governmental Generally Accepted Accounting Principles (“GAAP”). The Codification does not change GAAP, but provides a new structure combining all authoritative standards into a comprehensive, topically organized online database. References to authoritative accounting literature, if any, included in these unaudited consolidated financial statements will be in accordance with the Codification.

In July 2009, the FASB issued Codification topic 105 (formerly, Statement of Financial Standards No. 168, “The Hierarchy of Generally Accepted Accounting Principles”), which became effective September 15, 2009. Codification topic 105 contains guidance which reduces the GAAP hierarchy to two levels, one that is authoritative and one that is not. Adoption of Codification topic 105 during the quarter ended September 30, 2009 did not have a material impact on our unaudited consolidated financial statements.

In May 2009, ASC 855, Subsequent Events (“ASC 855”), was issued. Effective for interim and annual periods ending after June 15, 2009, ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We completed our evaluation for subsequent events on November 16, 2009, the issuance date of these financial statements, and we determined there were no subsequent events to be reported.

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

4. Investment in Eldorado

The Company’s 17.0359% investment in Eldorado (which was acquired on April 1, 2009 in exchange for a 17.0359% interest originally acquired in Resorts, as described in Note 1) is accounted for under the equity method. The original investment was recorded at fair value and is adjusted by the Company’s share of earnings, losses, distributions, and adjustments related to the amortization of definite-lived intangibles of the investment and is recorded in Equity income (loss) on Eldorado on the consolidated statement of operations. Management used a discount rate of 11.4% as one of the components in determining the Company’s fair value as of September 30, 2009. The evaluation was performed as a result of continued softness in Eldorado’s Reno related operations. After incorporating various modifications of the fair value calculation relating to improvements in the debt and equity markets, the changes in projected property level cash flow and lower debt levels when compared to year-ended December 31, 2008, it was determined that the fair value at September 30, 2009 was approximately $41 million versus the carrying value of $30 million. A 1% change in the discount rate would result in a change of approximately $3.1 to $3.0 million depending on the direction and assuming all other variables are held constant. The Company’s allocated income and loss related to Eldorado/Resorts for the nine months ended September 30, 2009 and 2008, respectively, is included as a component of income (loss) on the consolidated statement of operations.

A rollforward of the Company’s equity investment in Eldorado is as follows:

Total
Beginning balance at January 1, 2009	$29,666,633
Equity income on Eldorado	387,688

Ending balance at September 30, 2009	$30,054,321

Summarized balance sheet information for Eldorado is as follows (in thousands):

	September 30, 2009	December 31, 2008
Current assets	$44,353	$47,106
Investment in joint ventures	49,860	50,151
Property and equipment, net	227,376	238,219
Intangible assets, net	21,012	21,335
Other assets, net	2,343	2,103

Total assets	$344,944	$358,914

Current liabilities	$28,348	$30,252
Long-term liabilities	190,350	205,326
13% Preferred equity interest	19,289	19,289
Noncontrolling interest	5,065	5,080
Partners’ equity	101,892	98,967

Total liabilities and partners’ equity	$344,944	$358,914

Summarized results of operations for Eldorado are as follows (in thousands):

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Net revenues	$68,890	$207,725
Operating expenses	(64,319)	(189,438)
Loss on sale/disposition of long-lived assets	(1)	(27)
Equity (loss) income of unconsolidated affiliates	(135)	474

Operating income	4,435	18,734
Other expense, net	(5,269)	(15,996)

Net (loss) income	(834)	2,738
Less net income attributable to noncontrolling interest	15	15

Net (loss) income attributable to the Company	$(819)	$2,753

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

Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

	September 30, 2009	December 31, 2008
Current assets	$40,668	$52,397
Property and equipment, net	237,597	247,689
Other assets, net	7,175	7,235

Total assets	$285,440	$307,321

Current liabilities	$15,761	$20,422
Long-term liabilities	149,965	166,421
Partners’ equity	119,714	120,478

Total liabilities and partners’ equity	$285,440	$307,321

Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Net revenues	$32,623	$94,269
Operating expenses	(29,678)	(89,067)

Operating income	2,945	5,202
Other expense, net	(3,763)	(5,966)

Net loss	$(818)	$(764)

On May 12, 2009, Resorts and Newport executed an agreement (the “Agreement”), which was terminated on August 18, 2009, pursuant to which Resorts might have, at any time it believed that it might in the reasonably foreseeable future have been in default of any of the provisions of Sections 6.13, 6.14, 6.15 or 6.16 of its credit facility, make a written request to Newport for a loan in an amount not to exceed the lesser of (i) the maximum amount which might at the time be borrowed by Resorts without causing it to be in default of the limitations on indebtedness contained in Section 4.09 of the indenture (the “Indenture”) relating to the 9% senior notes due 2014 co-issued by Resorts and its wholly owned subsidiary, Eldorado Capital Corp. (the “9% Notes”), or (ii) such amount which was equal to the greater of (A) the excess of (1) the aggregate unpaid principal balance of the loans made to Resorts under (I) Resorts’ credit facility and (II) the Loan and Aircraft Security Agreement (the “Aircraft Loan Agreement”) dated as of December 30, 2005 between Resorts and Banc of America Leasing and Capital, LLC (including for this purpose any amendments, replacements or extensions thereof) at the time of the written request, over (2) $5,000,000, or (B) at Newport’s option, the amount of the unpaid principal and accrued interest then outstanding under

Resorts’ credit facility. On May 13, 2009, Resorts sold to the Louisiana Partnership the aircraft, which served as collateral under the Aircraft Loan Agreement, for $2.7 million in cash and the proceeds were used to pay in full the indebtedness remaining under the Aircraft Loan Agreement and, at September 30, 2009, there was no indebtedness outstanding under Resorts’ credit facility.

5. Related Parties

InvestCo owns 99.99% of the Company which is a non-voting interest. The other .01% of the Company, which is the only voting interest of the Company, is owned by VoteCo. InvestCo is solely owned by Newport. In May 2007, Newport contributed to the Company 100% of the New Shreveport Notes held by Newport since August 2006 and 11% of the SGH preferred shares held since August 2006 that comprised the Company’s Eldorado Shreveport investments (the “Eldorado Shreveport Investments”). The Eldorado Shreveport Investments were transferred to the Company at fair market value at the date of transfer. VoteCo is responsible for the operations of the Company and is solely owned by the managers of Newport.

At September 30, 2009 and December 31, 2008, the Company was owed $5,179,772 from Newport, representing $5,118,168 of interest earned and received on the Eldorado Shreveport Investments and $61,600 of preferred dividend earned and received on the 11,000 SGH preferred shares. At September 30, 2009 and December 31, 2008, the Company owed $1,947,599 and $1,719,870, respectively, to Newport for expenses paid by Newport on the Company’s behalf. There is no formal agreement outlining the settlement of the receivable and payable between Newport and the Company. Accordingly, the receivable and payable are reflected as a non current asset and a non current liability, respectively, at September 30, 2009 and December 31, 2008.

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

From the date the investments conveyed by the Company for its 17.0359% interest in a Resorts were first acquired by Newport Global in August 2006 until the Company’s acquisition of the 17.0359% interest in Resorts, the unaudited condensed consolidated financial statements presented reflect the activity of the Company’s investments associated with Eldorado Shreveport, which consisted principally of bonds and preferred shares (which we refer to as the “Eldorado Shreveport Investments”). The related statements of operations reflect the interest earned by Newport Global associated with the Eldorado Shreveport Investments from August 2006 and any other direct expenses associated with the acquisition of the 17.0359% interest in Resorts.

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

Eldorado, through Resorts, owns and operates the Eldorado Hotel & Casino (the “Eldorado-Reno”), a premier hotel/casino and entertainment facility in Reno, Nevada. Resorts, through two wholly owned subsidiaries, indirectly owns and, pursuant to a management agreement, operates the Eldorado Casino Shreveport, an all suite art deco-style hotel and a tri-level riverboat dockside casino complex situated on the Red River in Shreveport, Louisiana (the “Eldorado-Shreveport”). Resorts’ 96% owned subsidiary, Eldorado Limited Liability Company, a Nevada limited liability company (“ELLC”), owns a 50% interest in a general partnership (the “Silver Legacy Joint Venture”) which owns the Silver Legacy Resort Casino (the “Silver Legacy”), a major, themed hotel/casino located adjacent to Eldorado-Reno. In addition, Resorts owns a 21.25% interest in Tamarack, a small casino in south Reno.

Operational highlights for Eldorado for the three months ended September 30, 2009 included net revenues of $68.9 million and operating expenses of $64.3 million. Interest expense for the quarter was approximately $5.3 million. The net result for the quarter was a net loss of $(0.8) million. When compared to the same period last year, the results represent a net decrease of approximately $5.2 million as Eldorado was unable to offset significantly lower revenues with lower costs. For the nine months ended September 30, 2009, net revenues were $207.7 million and operating expenses were $189.4 million. Interest expense over this same period was approximately $16.0 million, resulting in net income of approximately $2.8 million for the year to date period ended September 30, 2009. The nine month performance through September 30, 2009 represents an increase in year over year net income of approximately $0.9 million as cost containment initiatives implemented during February 2009 helped to offset revenue declines.

Three months ended September 30, 2009 versus three months ended September 30, 2008

The three months ended September 30, 2009 largely reflects the Company’s share of the net loss of Eldorado for the quarter in the amount of $(0.2) million compared to net income of $0.8 million for the same quarter last year. The decrease in net income was a function of the combination of the net loss at Eldorado and higher expenses incurred by the Company. The decline in the net income at Eldorado was largely attributable to the decrease in revenues which more than offset cost reduction initiatives realized in the third quarter of 2009 compared to the same period in 2008. Specifically, revenues declined at Eldorado primarily as a result of lower revenues from casino related activities. Resorts’ management believes the decline in revenue was attributable to factors impacting Reno’s gaming and tourism market as a whole, including the weak national economy and troubled housing market, continued increase in competition generated by growth in Native American gaming, and declines in citywide convention room nights. Expenses at Eldorado declined as a result of decreased business levels and due to several cost reductions implemented during February 2009.

Expenses during the quarter increased approximately $0.2 million when compared to last year as prior period expenses were impacted by a refund of previously expensed gaming application deposits and the reversal in the Texas Franchise Tax accrual for 2006 and 2007, both of which occurred during the third quarter of 2008. No such offsets to expenses occurred during the third quarter of 2009.

Nine months ended September 30, 2009 versus nine months ended September 30, 2008

For the nine months ended September 30, 2009, the Company’s share of the net income on Eldorado was approximately $0.4 million compared to net income of $0.3 million for the same period last year. The increase in the net income was attributable to improved earnings at Eldorado. Improvement in the net income at Eldorado was largely attributable to the successful cost reduction initiatives realized through the first nine months of 2009 and improvement in the income of unconsolidated affiliates when compared to the same period in 2008. The improvement in income of unconsolidated affiliates derives largely from the discounted debt repurchases and subsequent gain realized by Silver Legacy during the first quarter of 2009. The aforementioned cost reductions at Eldorado were implemented during the first quarter of 2009 and also contributed to the higher net income for Eldorado during the first nine months of 2009 compared to the same prior year period.

Expenses during the first nine months of 2009 increased approximately $0.1 million when compared to the same prior year period as expenses were impacted by a refund of previously expensed gaming application deposits and the reversal in the Texas Franchise Tax accrual for 2006 and 2007, both of which occurred during the third quarter of 2008. No such offsets to expenses occurred during the third quarter of 2009.

Liquidity and Capital Resources

During the nine month period ended September 30, 2008 the Company incurred approximately $0.1 million of costs associated with its investment in Eldorado. The primary component was related to accounting and legal expenses associated with being a public filer.

In contrast, the Company incurred approximately $0.2 million of costs associated with its investment in Eldorado during the nine month period ended September 30, 2009. Expenses incurred related primarily to legal and accounting fees for preparation of regulatory filings. For the remainder of 2009 the Company expects to incur additional costs of approximately $0.1 million. These costs will be financed by Member contributions.

Critical Accounting Estimates and Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to those policies during the nine months ended September 30, 2009.

Item 3.	Quantative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures are effective.

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

NGA HOLDCO, LLC

Date: November 16, 2009	By:	/s/ Thomas R. Reeg
Thomas R. Reeg
Operating Manager
(Principal Executive Officer)

Date: November 16, 2009	By:	/s/ Roger A. May
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