Form 10-K
period 2009-12-31
NGA Holdco, LLC
filed 2010-04-14
CIK 1405621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporate by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Part 1

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

The Company has had no revenue generating business since inception. Its current business consists of its ownership of a 17.0359% equity interest in Eldorado HoldCo LLC (“Eldorado”), which was acquired through a wholly owned subsidiary effective April 1, 2009, in exchange for such subsidiary’s 17.0359% equity interest in Eldorado Resorts, LLC, a Nevada limited liability company wholly owned by Eldorado (“Resorts”), that had been acquired by the subsidiary on December 14, 2007. See “The Resorts Transaction,” below.

Upon completion of the acquisition of the 17.0359% interest in Resorts, the other 82.9641% interest continued to be owned by the members of Resorts owning the interest prior to the completion of the transaction, including Donald L. Carano or members of his family who following the acquisition continued to own directly or indirectly approximately 51% of Resorts and presently own directly or indirectly approximately 51% of Eldorado. For additional information concerning the ownership of the 82.9641% interest, which effective April 1, 2009 became an 82.9641% interest in Eldorado, see the footnote to the diagram under “Organizational Diagram”, below.

Resorts was formed in 1996 and became the successor to a predecessor partnership that constructed the original Eldorado Hotel and Casino in Reno, Nevada (as subsequently expanded, the “Eldorado-Reno”) which opened for business in 1973. Resorts owns and operates the Eldorado-Reno. Through two wholly owned subsidiaries, Resorts also owns all of the partnership interest, other than certain rights associated with the “Preferred Capital Contribution Amount” and “Preferred Return” (as these terms are defined in the partnership agreement) of the partnership that owns, and operates pursuant to a management agreement, the Eldorado Shreveport Hotel and Casino in Shreveport, Louisiana (the “Eldorado-Shreveport”). Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company 96.1858% owned by Resorts, is a 50% joint venture partner in a general partnership that owns and operates the Silver Legacy Resort Casino (“Silver Legacy”), a hotel and casino property adjacent to Eldorado-Reno. Resorts also owns a 21.25% interest in Tamarack Junction, a small casino in south Reno. For the year ended December 31, 2009, Resorts had net revenue of $271.9 million and a net loss of $(1.4) million compared with net revenue of $284.8 million and a net loss of $(27.9) million for the year ended December 31, 2008.

Other than its equity interest in Eldorado HoldCo and any indirect interest it may subsequently hold in another entity by virtue of its equity interest in Eldorado HoldCo, and a proposed acquisition of a 40% equity interest in another entity that owns and operates gaming properties in southern Nevada, more fully described under “Proposed Acquisition” below, the Company has no current plans to acquire, directly or indirectly through affiliates, an equity interest in another entity.

Formed in 2005, Newport is a Texas-based investment management firm with approximately $350 million in assets committed to pursuing alternative fixed income strategies. The firm concentrates primarily on the stressed and distressed opportunities within the high yield debt and bank loan markets but may also include the acquisition and disposition of other types of corporate securities and claims. Newport has 8 employees, with its primary office in The Woodlands, TX. Newport’s principals include Timothy T. Janszen, CEO, Thomas R. Reeg, Senior Managing

Director, Ryan Langdon, Senior Managing Director, and Roger A. May, Senior Managing Director. Collectively, the principals have over 50 years of experience investing in the high yield and distressed debt markets. Newport is registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940, as amended. Newport is investment manager of the Newport Fund, a private investment fund which seeks attractive long-term risk adjusted returns by capitalizing on investments in the distressed debt markets and in some instances, ultimately making control-oriented investments. The Newport Fund began investing in 2006.

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

The Resorts Transaction

The Company acquired indirectly through a wholly owned subsidiary a 17.0359% interest in Resorts on December 14, 2007 pursuant to the terms and conditions of an Amended and Restated Purchase Agreement, dated as of July 20, 2007 (the “Purchase Agreement”), a copy of which is incorporated by reference as an exhibit to this annual report. The parties to the Purchase Agreement were Resorts, AcquisitionCo, which is the subsidiary through which the Company acquired its interest in Resorts, and Donald L. Carano, the presiding member of Resorts’ Board of Managers and the Chief Executive Officer of Resorts (“Carano”), from whom a portion of the 17.0359% interest was acquired. As a result of the transaction, the Company acquired indirectly through its subsidiaries 17.0359% of Resorts, with Carano or members of his family continuing to own directly or indirectly approximately 51% of Resorts and Carano continuing in the roles in the management of Resorts he held prior to the transaction.

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

Organizational Diagram

The diagram below depicts, in bold type, the general ownership of the entities related to the Company and its subsidiaries prior to the closing of the Resorts transaction, which did not change as a result of the Resorts transaction. The diagram below also depicts the Company’s ownership interest in Resorts and Resorts’ ownership of the entities related to it immediately following the closing of the Resorts transaction, as adjusted to reflect the subsequent formation of Eldorado to be a new holding company of Resorts and the exchange, effective April 1, 2009, all of the equity interests of Resorts (including the 17.0359% interest then held by the Company) for equivalent equity interests in Eldorado.

*	Includes Recreational Enterprises, Inc. (47.0415%), Hotel Casino Realty Investments, Inc. (5.1318%), Hotel Casino Management, Inc. (24.8037%), Ludwig J. Corrano (4.2765%), Gary Carano S Corp Trust (0.3421%), Glenn Carano S Corp Trust (0.3421%), Gene Carano S Corp Trust (0.3421%), Gregg Carano S Corp Trust (0.3421%) and Cindy Carano S Corp Trust (0.3421%).

Put and Call Rights

At the time of closing under the Purchase Agreement, AcquisitionCo and the members of Resorts entered into an amendment and restatement of Resorts’ operating agreement (the “Resorts Operating Agreement”) and, when the equity interests in Resorts were exchanged for equivalent equity interests in Eldorado, the members of Eldorado entered into an operating agreement with substantially the same provisions included in the Resorts Operating Agreement (the “Eldorado Operating Agreement”). Under the terms of the Eldorado Operating Agreement, at any time after the occurrence of a “Material Event” (as defined) or at any time after June 14, 2015 (the “Trigger Date”) AcquisitionCo or its permitted assignee(s) (the “Interest Holder”) will have the right to sell (“Put”) all but not less than all the new 14.47% interest acquired from Resorts to Eldorado, and Eldorado will have the right to purchase (“Call”) all but not less than all of the entire 17.0359% interest acquired by AcquisitionCo, at a price equal to the fair market value of the interest without discounts for minority ownership and lack of marketability, as determined by mutual agreement of the Interest Holder and Eldorado. In the event that after 30 days the Interest Holder and Eldorado have not mutually agreed on a purchase price, the purchase price will be determined by the average of two appraisals by nationally recognized appraisers of private companies, provided the two appraisals are within a 5% range of value based upon the lowest of the two appraisals. If the two appraisals are not within the 5% range, the purchase price will be determined by the average of a third mutually acceptable, independent, nationally recognized appraiser of private companies and the next nearest of the first two appraisals unless the third appraisal is at the mid-point of the first two appraisals, in which event the third appraisal will be used to established the fair market value. So long as a Material Event that entitles the Interest Holder to exercise its Put right has not occurred, AcquisitionCo will have the right to unilaterally extend the Trigger Date for up to two one-year extension periods. Upon exercise of either the Call or the Put, the Eldorado Operating Agreement provides that the transaction close within one year of the exercise of the right unless delayed for necessary approvals from applicable gaming authorities.

As defined in the Eldorado Operating Agreement, a “Material Event” for the purpose of allowing Eldorado to exercise the right to Call the 17.0359% interest means the loss, forfeiture, surrender or termination of a material license or finding of unsuitability issued by one or more of the applicable gaming authorities with respect to Thomas R. Reeg, AcquisitionCo or any transferee of AcquisitionCo or any affiliate of AcquisitionCo. If a Material Event occurs that permits Eldorado to exercise its Call right prior to the Trigger Date, the Interest Holder will be obligated to provide carry back financing to Eldorado on terms and conditions reasonably acceptable to Eldorado. If a Call is required or ordered by any applicable gaming authority, the Call will be on the terms provided for in the Eldorado Operating Agreement, unless other terms are required by any of the applicable gaming authorities, in which event the Call will be on those terms.

As defined in the Eldorado Operating Agreement, a “Material Event” for the purpose of allowing the Interest Holder to exercise the right to Put the 14.47% interest to Eldorado means the loss, forfeiture, surrender or termination of a material license or finding of unsuitability by any applicable gaming authority with respect to Eldorado, any affiliate of Eldorado (other than AcquisitionCo or its affiliates), including, but not limited to, the Eldorado-Reno, the Eldorado-Shreveport and Silver Legacy.

At the time of closing under the Purchase Agreement, Resorts, AcquisitionCo and Carano entered into a separate put-call agreement (the “Put-Call Agreement”). Under the terms of the Put-Call Agreement, the Interest Holder was entitled, if it exercised its Put rights under the Resorts Operating Agreement as then in effect, to require Carano to purchase from it the portion of the 17.0359% interest acquired by AcquisitionCo from Carano. In that event, the purchase price payable by Carano would have been the amount determined by multiplying the purchase price payable to the Interest Holder for the 14.47% interest, as determined in accordance with the terms of the Resorts Operating Agreement as then in effect, multiplied by a fraction the numerator of which would have been the percentage interest in Eldorado being sold to Carano and the denominator of which would have been the percentage interest in Eldorado being sold to Eldorado. When Resorts became the wholly-owned subsidiary of Eldorado, Eldorado adopted an operating agreement with the same put-call provisions previously included in the operating agreement of Resorts and the Resorts operating agreement was amended to, among other things, eliminate, the previously included put-call provisions. Although they have not done so as of the date of this report, it is the intention of the parties to the Put-Call Agreement to modify the terms of the agreement to make it applicable to the exercise of the put-call rights that are now contained in the Eldorado Operating Agreement.

Resorts is subject to certain covenants under its credit facility and the indenture relating to the 9% senior notes due 2014 co-issued by Resorts and a wholly owned subsidiary of Resorts that impose limitations on Resorts’ ability to reacquire its equity interests or to make distributions to Eldorado. So long as these covenants are in effect, they will limit or restrict entirely the ability of Eldorado to fund the purchase by Eldorado of the 14.47% interest in the event the Interest Holder exercises its Put right under the Eldorado Operating Agreement as well as the purchase of the 17.0359% interest in the event Eldorado exercises its Call right under the Eldorado Operating Agreement. Accordingly, each covenant, if then applicable, may, as a practical matter, prevent the purchase of the 14.47% interest or the 17.0359% interest unless the transaction, at the time it occurs, can be funded within the covenants’ provisions or any non-compliance is waived by the lenders under the credit facility and/or the holders of the 9% notes, as applicable. In the event these covenants, or either of them, remain in effect at a time when the Interest Holder seeks to exercise its Put right or Eldorado seeks to exercise its Call right, there can be no assurance that the covenants will not in effect preclude Eldorado from being able to conclude the transaction, and, if so, that any waivers that may then be required to consummate the transaction can be obtained or that Resorts will be able to eliminate the covenant restrictions by the repayment of any indebtedness then owed to the creditors whom the covenants are intended to benefit or otherwise.

In the event of an initial public offering by Eldorado of any of its equity securities, the Put and Call provisions described above will terminate and be of no further force and effect.

Registration Rights

In the event of a public offering by Eldorado of its equity securities in which any member of Eldorado is allowed to participate, the Interest Holder will have rights under the Eldorado Operating Agreement equivalent to other members of Eldorado to sell the equity securities of Eldorado held by the Interest Holder on a pro rata basis with the other members. At the time of closing under the Purchase Agreement, AcquisitionCo and Resorts entered the into a registration rights agreement (the “Registration Rights Agreement”). By an assignment and assumption of the Registration Rights Agreement, with the consent of AcquisitionCo, the rights and obligations of Resorts under the agreement were assigned to, and assumed by, Eldorado. Under the Registration Rights Agreement, AcquisitionCo and its permitted assigns have certain registration rights to conduct a secondary offering subsequent to any initial public offering of the equity securities of Eldorado.

Employees

The Company has no employees, other than its operating manager, Thomas R. Reeg, who receives no compensation from the Company or its subsidiaries for his services as the Company’s operating manager.

ELDORADO HOLDCO LLC

Introduction

Effective April 1, 2009, all of the equity interests of Resorts (including the 17.0359% interest then indirectly held by the Company through AcquisitionCo) were exchanged for equivalent equity interests of Eldorado and Resorts thus became a wholly owned subsidiary of Eldorado. Eldorado conducts no operations other than those conducted indirectly through Resorts and its subsidiaries.

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

Resorts also owns a 21.25% interest in Tamarack Crossing, LLC, a Nevada limited liability company that owns and operates Tamarack Junction, a small casino in south Reno which commenced operations September 4, 2001. Tamarack Junction is situated on approximately 62,000 square feet of land with 13,230 square feet of gaming space that had 465 slot machines at December 31, 2009.

Management of Eldorado

Eldorado’s board of managers (the “Eldorado Board”) is currently composed of four managers, including AcquisitionCo and three managers of Eldorado who were managers of Resorts prior to the Resorts transaction, Donald L. Carano, Recreational Enterprises, Inc. (“REI”), and Hotel-Casino Management, Inc. (“HCM”). Under the terms of the Eldorado Operating Agreement, AcquisitionCo is deemed to have designated Thomas R. Reeg as its current representative for all determinations made by the Eldorado Board. REI and HCM are deemed to have designated Gary L. Carano and Raymond J. Poncia, Jr., respectively, as their current representatives on the Eldorado Board. So long as they remain managers of Eldorado, AcquisitionCo, REI and HCM may change their respective representatives on the Eldorado Board from time to time by notice to Eldorado.

As long as AcquisitionCo or an affiliate of AcquisitionCo continues to be a member of Eldorado, AcquisitionCo will designate one of Eldorado’s managers. As long as REI or an affiliate of REI continues to be a member of Eldorado, REI will be entitled to designate three of Eldorado’s managers. Currently, there are only two REI designated managers, REI and Donald L. Carano. A third REI designated manager, Leslie Stone Heisz, resigned effective March 2008, and, as of the date hereof, REI has not designated a replacement. As long as HCM or an affiliate of HCM continues to be a member of Resorts, HCM is entitled to designate one of Eldorado’s managers. Generally, any manager of Eldorado may be removed from office with cause upon a vote of more than 50% of Eldorado’s membership interests.

Subject to the limitations described below, and except as otherwise delegated to Eldorado’s Chief Executive Officer (the “Eldorado CEO”), the Eldorado Board has control over the management of the business and affairs of Eldorado. Each manager has one vote and actions of the Eldorado Board generally require a majority vote of the managers. The members of the Eldorado Board are required to be licensed or found suitable by the relevant Nevada and Louisiana gaming authorities in order to engage in the management of Eldorado. For further information about these licensing and suitability requirements, see “Governmental Regulation – Nevada Regulation and Licensing” and – “Louisiana Regulation and Licensing,” below.

Under the Eldorado Operating Agreement, the Eldorado CEO is given the general powers and duties of management usually vested in the chief executive officer of a corporation along with such other powers and duties as may be prescribed by the Eldorado Board or the Eldorado Operating Agreement, including the supervision, direction and control of the day-to-day business and affairs of Resorts. In addition to the general authority, the Eldorado CEO has the following specific rights which may be exercised on behalf of Eldorado:

•	to develop, improve, maintain, operate and lease Eldorado’s property;

•

in any single transaction or series of related transactions having a value of under $5,000,000, on behalf of Eldorado, to contract to sell, sell, lease, exchange, grant any option on, convert to condominiums or otherwise transfer or dispose of any of the real or personal property of Eldorado;

•	to select and remove such officers, agents and employees of Eldorado to assist with the management or operation of Eldorado;

•

to employ and terminate the services of such persons, firms, corporations or other entities, including any one or more of Eldorado’s members, for or in connection with the business of Eldorado or the acquisition, development, improvement, operation, maintenance, management, leasing, financing, refinancing, sale, exchange or other disposition of the property of Eldorado and to perform Eldorado’s administrative services, accounting services, independent auditing services, legal and other services;

•	to institute, prosecute, defend and settle any legal or administrative proceedings having an actual or potential value of under $5,000,000;

•

in any single transaction or series of related transactions having a value of under $5,000,000 to acquire real or tangible personal property to carry on the business of Eldorado, and to sell, exchange or otherwise dispose of the same; and

•

in any single transaction or series of related transactions having a value of under $5,000,000 to enter into loans, mortgages and other financing arrangements or rearrangements, and to grant such security interests in the assets of Eldorado, as may be necessary or desirable to carry on the business.

Without the affirmative vote or written consent of all of Eldorado’s members, neither the Eldorado Board nor the Eldorado CEO may directly or indirectly:

•	do any act in contravention of the Eldorado Operating Agreement;

•

do any act that would make it impossible to carry on Eldorado’s ordinary business, provided that actions of the managers in accordance with Eldorado’s purposes or the rights and powers granted under the Eldorado Operating Agreement will not be considered to breach this provision; or

•	commingle funds of Eldorado with funds of any other person.

Without the affirmative vote or written consent of members holding 65% of Eldorado’s outstanding membership interests, neither the Eldorado Board nor the Eldorado CEO may directly or indirectly:

•	amend the number of Eldorado’s authorized managers;

•	cause Eldorado to merge or otherwise engage in any kind of business combination or reorganization with another entity or other person;

•

approve, adopt and implement such new or additional incentive compensation policies and plans for the benefit of the managers, officers, agents and/or employees of Eldorado that contemplate the issuance of any form of equity interest in Eldorado;

•	cause Eldorado to enter into any joint venture or partnership or limited liability company agreement;

•	cause Eldorado to enter into any loan that results in assets of Eldorado being hypothecated in excess of 80% of the fair market value of all assets of Eldorado;

•	cause or permit any new issuance and sale of membership interests of Eldorado other than in connection with subsequent capital contributions in accordance with the Eldorado Operating Agreement;

•

cause or permit any person or entity to which a new issuance and sale of membership interests has been made by Eldorado other than in connection with subsequent capital contributions in accordance with the Eldorado Operating Agreement to become a member by reason of or in connection therewith;

•	possess Eldorado property, or assign rights in specific Eldorado property, for other than a Eldorado purpose;

•	purchase or lease Eldorado property from Eldorado or sell or lease property to Eldorado;

•	cause Eldorado to guarantee the indebtedness of any person or cause or suffer or permit any Eldorado property to secure or become collateral for any indebtedness of any person other than Eldorado;

•	cause or permit Eldorado at any time to have more than 100 members and/or interest holders; or

•	designate a new “Tax Matters Partner” as described in the Eldorado Operating Agreement.

Without the affirmative vote or written consent of member holding 75% of Eldorado’s outstanding membership interests, neither the Eldorado Board nor the Eldorado CEO may directly or indirectly request subsequent capital contributions from the members and interest holders of Eldorado.

Members of Eldorado and AcquisitionCo do not have the right to take part in the management or control of Eldorado. The members of Eldorado have voting rights generally limited to those required by law.

Business Strategy

Eldorado has an experienced management team that includes Donald Carano and several members of his immediate family. Donald Carano, the Chief Executive Officer and a member of the Board of Managers of Eldorado, co-founded Eldorado-Reno in 1973 and has been the driving force behind its development. In addition to Donald Carano, each of Eldorado’s other seven senior executives has in excess of 25 years of experience in the gaming industry. The day-to-day management of Eldorado-Shreveport is performed by on-sight personnel that Resorts has hired on behalf of the Louisiana Partnership. By the terms of the Eldorado-Shreveport management agreement, Resorts is obligated to provide oversight of on-site management by no less than three of its executives or other individuals it designates. The individuals who currently serve in this capacity are Gary Carano, Gregg Carano, Robert Jones and Rob Mouchou. In their oversight roles, these executives have dedicated time to assist in the management of Eldorado-Shreveport and will continue to do so in the future, but to date their oversight responsibilities have not had, nor is it anticipated that they will have, an impact on operations at Eldorado-Reno. In addition to their roles in the management of Eldorado, members of the Carano family beneficially own currently approximately 51% of Eldorado.

Eldorado’s business strategy draws upon its extensive gaming management experience gained from successfully operating Eldorado-Reno. Key elements of Eldorado’s strategy include the following:

Personal Service and High Quality Amenities. One of the cornerstones of Eldorado’s business strategy is to provide its customers with an extraordinary level of personal service. Eldorado’s senior management is actively involved in the daily operations of Eldorado-Reno, frequently interacting with hotel, restaurant and gaming patrons to ensure that they are receiving the highest level of personal attention. Eldorado’s management regularly conducts feedback sessions and focus groups with customers to elicit comments and suggestions on ways it can improve each customer’s experience at Eldorado-Reno. Furthermore, Eldorado’s management continually strives to instill in each employee a dedication to superior service designed to exceed guests’ expectations.

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

Eldorado-Reno continually monitors its casino operations to react to changing market conditions and customer demands. Eldorado-Reno targets premium-play customers as well as the value-conscious gaming patron with its state-of-the-art casino featuring the latest in game technology, electronic displays and customer-convenient features.

Marketing to Target Gaming Patrons. Eldorado primarily targets its marketing programs to four segments of the gaming market: the free and independent traveler, preferred casino customers, local patrons and the wholesale/specialty groups.

The free and independent traveler segment consists of those travelers not affiliated with groups who make their reservations directly with Eldorado-Reno or through independent travel agents. To attract the independent traveler to Eldorado-Reno, Eldorado uses print media, radio, television and direct mail to advertise in northern California, the Pacific Northwest and other regional travel markets.

Preferred casino customers are those patrons who maintain the necessary level of gaming activity to become established casino guests. Eldorado uses a special events agenda and a guest development program, including providing casino credit, to attract and retain preferred casino customers. In addition, Eldorado utilizes Eldorado-Reno’s quality hotel rooms, excellent restaurant venues and other amenities to offer complimentaries to a broad spectrum of established casino guests, from the frequent players who place relatively modest wagers to the premium players who consistently wager high amounts. Eldorado believes that the ability to reward the more modest gaming patrons fosters intense loyalty and repeat business.

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

Eldorado seeks to attract and retain local customers through frequent promotions that highlight Eldorado-Reno’s quality gaming and dining experience, as well as being an active supporter of numerous Reno market events and organizations.

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

The cost incurred by Eldorado for advertising in 2009 was $6,109,000 compared with $6,921,000 in 2008.

Strategic Expansion and Improvements. Since opening Eldorado-Reno in 1973, Eldorado has employed a strategy of periodic expansion and improvement in order to maintain and enhance Eldorado-Reno’s position as a leader in the Reno area. Continuing this strategy, Eldorado-Reno is constantly updating its property in order to maintain its presence as one of the premier hotels in the Reno area. In November 2006, Eldorado-Reno built an imaginative bar featuring a lounge and VIP seating area adjacent to its La Strada restaurant. This project also created two new private dining areas designed to accommodate parties and additional dining space in the La Strada restaurant. The bar and additional seating were completed in February 2007. In January 2009, the BuBinga nightclub was converted into a high limit gaming room. This gaming area, with two elegant bars and numerous plasma televisions, is the only one of its kind in northern Nevada.

Eldorado owns a 31,000 square foot piece of property across the street from and west of Eldorado-Reno which could be used for further expansion of Eldorado-Reno and two other adjacent parcels totaling approximately 18,687 square feet which are currently utilized as surface parking that accommodates approximately 140 vehicles but could be used for further expansion of Eldorado-Reno. In August 2007, Resorts purchased a small motel located adjacent to the Eldorado-Reno’s parking garage which was demolished in 2009 and is being turned into a surface parking lot.

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

As of December 31, 2009, Eldorado-Reno offered approximately 76,500 square feet of gaming space, with approximately 1,349 slot machines, 45 table games consisting of blackjack, craps, roulette, Pai Gow Poker, Let It Ride® , Caribbean stud poker, mini-baccarat, two keno games and a poker room. Eldorado-Reno’s casino includes a mix of slot machines and table games which management believes makes it attractive to both middle-income and premium-play customers. Slot machines, which are offered in denominations from 1 cent to $100, generated approximately 68% of Eldorado-Reno’s total gaming revenues in 2009. A diverse selection of table games and a variety of table limits encourage play from a wide range of gaming customers, which management believes makes Eldorado-Reno one of the premier table games casinos in the Reno market.

The interior of the hotel is designed to create a European ambiance and offers 815 finely-appointed guest rooms and suites, including 17 specialty suites, 93 “Eldorado-Reno Player’s Spa Suites” with bedside spas and 26 one- or two-bedroom penthouse suites. Hotel guests enjoy panoramic views of Reno’s skyline and the majestic Sierra Nevada mountain range. In 2009 and 2008, Eldorado-Reno achieved average hotel occupancy of 81.3% and 84.1%, respectively. In 2009, Eldorado-Reno achieved an Average Daily Rate (“ADR”) of approximately $60.95 compared with $66.35 in 2008.

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

Eldorado-Reno features a 566-seat showroom, a cabaret on the casino floor and a VIP lounge. Other amenities offered by Eldorado-Reno include two retail shops, a versatile 12,400 square foot convention center and an outdoor plaza located diagonal to Eldorado-Reno which hosts a variety of special events. Eldorado-Reno has parking facilities for over 1,130 vehicles including a 643-space self-park garage, a 124-space surface parking lot and a 363-space valet parking facility.

Due to a number of factors affecting consumers, including a the current economic recession, contracted credit markets, and reduced consumer spending, 2008 and 2009 were difficult years for the casino resort business. Visitation to the Reno area was down from prior years, and the number of airline passengers arriving at Reno-Tahoe International Airport also decreased, resulting in lower casino volumes and a reduced demand for hotel rooms. The difficult economic conditions will likely require Eldorado-Reno to continue for the foreseeable future to compete aggressively for customers with the six other hotel-casinos that, like the Eldorado-Reno, each generates at least $36 million in annual gaming revenues, including the Silver Legacy.

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

Silver Legacy is situated on two city blocks, encompassing 240,000 square feet in downtown Reno. The hotel currently offers 1,709 guest rooms, including 141 player spa suites, eight penthouse suites and seven hospitality suites. Many of Silver Legacy’s guest rooms feature views of Reno’s skyline and the Sierra Nevada mountain range. Silver Legacy’s 10-story parking facility can accommodate approximately 1,750 vehicles. At December 31, 2009, Silver Legacy’s casino had approximately 87,300 square feet of gaming space with 1,506 slot machines and 63 table games, including blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, Caribbean stud poker, Baccarat and Pai Gow, a keno lounge and a race and sports book. “Club Legacy,” Silver Legacy’s slot club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries.

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

Eldorado-Reno, Silver Legacy, and Circus Circus-Reno (which is owned by ELLC’s Silver Legacy Joint Venture partner) are connected in a “seamless” manner by 200-foot wide skyway corridors. These enclosed corridors serve as entertainment bridgeways between the three properties and house several restaurants and retail shops. Eldorado-Reno, Silver Legacy and Circus Circus-Reno comprise the heart of the Reno market’s prime gaming area and room base, providing the most extensive and the broadest variety of gaming, entertainment, lodging and dining amenities in the Reno area, with an aggregate of 4,096 rooms, 20 restaurants and enough parking to accommodate approximately 6,100 vehicles, and as of December 31, 2009, approximately 3,778 slot machines and 143 table games.

A city-owned 50,000 square-foot ballroom facility was opened in February 2008, and is operated and managed by Silver Legacy, together with Eldorado-Reno and Circus Circus-Reno, and complements the existing Reno Events Center. It provides an elegant venue for large dinner functions and convention meeting space along with concert seating for approximately 3,000 attendees.

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

The Executive Committee. An executive committee of the Silver Legacy Joint Venture is authorized to review, monitor and oversee the performance of the management of Silver Legacy. The executive committee of the Silver Legacy Joint Venture consists of five members, with three members appointed by the managing partner and two members appointed by the other Silver Legacy Partner. In the event that neither of the Silver Legacy Partners is the managing partner, then the executive committee shall consist of five members, with two members appointed by each Silver Legacy Partner and a fifth member appointed by a third party manager selected by the Silver Legacy Partners. Each Silver Legacy Partner may, at any time, appoint alternate members to the executive committee and the alternates will have all the powers of a regular committee member in the event of the absence or inability of a regular committee member to serve. With the exception of the special voting procedures described below, each member of the executive committee is entitled to one vote on each matter decided by the executive committee and each action of the executive committee must be approved by a majority of all of the members of the executive committee, who may be present or voting by proxy. The current members of the executive committee are James J. Murren, Corey I. Sanders and David D. Thrasher, each of whom was appointed by Mandalay Sub, and Robert M. Jones and Gene R. Carano, each of whom was appointed by ELLC.

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

Reno Market

Reno is the second largest metropolitan area in Nevada, with a population of approximately 428,000 according to the most recently available U.S. census data, and is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 135 miles east of Sacramento, California and 225 miles east of San Francisco, California. Reno is a destination resort market that primarily attracts “drive-in” visitors by offering gaming as well as numerous other summer and winter recreational activities. In addition to gaming, the Reno area features national forests, mountains and lakes (including Lake Tahoe) and offers year-round opportunities for outdoor activities of all types. An estimated two-thirds of visitors to the Reno market arrive by some form of ground transportation. Under normal conditions, Eldorado-Reno and Silver Legacy are within a 10-minute drive of the airport, making them easily accessible to visitors traveling to Reno by air.

The Reno area enjoys relatively mild weather, with abundant sunshine throughout the year and low humidity. Reno’s annual snowfall is modest, although heavier snowfall in the mountain passes around Reno can obstruct traffic to Reno. Special annual events in the Reno area include Hot August Nights, the National Championship Air Races, the Reno Balloon Races, Street Vibrations, the Reno/Tahoe Open PGA golf tournament and the Reno Rodeo. According to the Reno-Sparks Convention and Visitors Authority (the “Visitors Authority”) and the Nevada Commission on Tourism, the greater Reno area attracted an estimated 4.4 million visitors for the twelve months ended June 30, 2009 compared to an estimated 4.8 million for the twelve months ended June 30, 2008.

The following table sets forth certain statistical information for the Reno market for the years 2005 through 2009 as reported by the Visitors Authority, the Nevada Commission on Tourism and the Nevada State Gaming Control Board.

	The Reno Market
	2005	2006	2007	2008	2009
Gaming Revenues (000’s)(1)	$920,722	$940,315	$925,512	$831,889	$715,234
Gaming Positions(2)(3)	23,666	21,794	21,670	20,217	19,009
Hotel Rooms(2)	14,620	14,393	15,292	15,637	16,134
Average Hotel Occupancy Rate(1)	75.6%	76.6%	75.4%	66.6%	64.7%
Visitors(4)	4,765,737	4,925,358	5,040,772	4,838,914	4,431,072

(1)	For the twelve months ended December 31 for each period shown.
(2)	As of December 31 for each period shown.
(3)	Calculated from information provided by the Nevada State Gaming Control Board.
(4)	For the twelve months ended June 30 for each period shown.

The National Bowling Stadium, located approximately one block from Eldorado-Reno and Silver Legacy, opened in 1995. The facility, which features 80 bowling lanes, has been selected to host tournaments for the American Bowling Congress (the “ABC”) and the Women’s International Bowling Congress (the “WIBC”), which has merged with the ABC to form the United States Bowling Congress (the “USBC”), two of every three years through 2018. The National Bowling Stadium, which did not host an ABC or WIBC tournament in 2008, was the site of the WIBC’s National Championship Bowling Tournament in 2009 and will host the ABC’s National Championship Bowling Tournament in 2010. Through a one-time agreement, the National Bowling Stadium will also host the USBC Tournament in Reno in 2011, usually an off year for Reno. According to the Visitors Authority, bowling tournaments held at the National Bowling Stadium attract visitors from markets that do not normally contribute substantially to Reno’s visitor profile. The National Bowling Stadium also features a large-screen movie theater, retail space and can be configured to host special events and conventions.

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

Eldorado-Shreveport commenced operations on December 20, 2000. Resorts acquired an initial 76.4% interest in the partnership that owns Eldorado-Shreveport and assumed its role as manager of the property on July 22, 2005. Resorts acquired the remaining 23.6% partnership interest, other than certain rights associated with the “Preferred Capital Contribution Amount” and “Preferred Return” (as these terms are defined in the partnership agreement) on March 20, 2008. Eldorado-Shreveport consists of a 403-room, all suite hotel and a three-level riverboat dockside casino. The casino contains approximately 59,000 square feet of space with approximately 1,501 slot machines, approximately 50 table games and a poker room with 9 tables. The riverboat casino floats in a concrete and steel basin that raises the riverboat nearly 20 feet above the river. The basin virtually eliminates variation in the water height and allows the boat to be permanently moored to the land-based pavilion. Eldorado-Shreveport’s computerized pumping system is designed to regulate the water level of the basin to a variance of no more than three inches.

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

Shreveport/Bossier City Market

Eldorado-Shreveport was built next to an existing riverboat gaming and hotel facility formerly operated by Harrah’s Entertainment and now operated by Boyd Gaming. The two casinos form the first and only “cluster” in the Shreveport/Bossier City market, allowing patrons to park once and easily walk between the two facilities. There are currently five casinos and a racino operating in the Shreveport/Bossier City market, which is the largest gaming market in Louisiana. The Shreveport/Bossier City gaming market permits continuous dockside gaming without cruising requirements or simulated cruising schedules, allowing casinos to operate 24 hours a day with uninterrupted access. Based on information published by the state of Louisiana, the five casino operators and racino in the Shreveport/Bossier City market generated approximately $779.7 million in gaming revenues in 2009, a decrease of approximately 8% from 2008.

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

The following table sets forth certain statistical information for the Shreveport/Bossier City market for the years 2005 through 2009 as reported by the Louisiana Gaming Control Board.

	The Shreveport/Bossier City Market
	2009	2008	2007	2006	2005
Gaming Revenues (000’s)(1)	$779,653	$847,533	$844,130	$847,409	$814,229
Gaming Positions (2)(3)	9,000	8,975	8,930	9,179	9,225
Admissions (000’s) (1)	12,002	12,657	13,373	13,689	14,693

(1)	For the twelve months ended December 31 for each period shown.
(2)	As of December 31 for each period shown.
(3)	Calculated from information provided by the Louisiana Gaming Control Board.

Proposed Acquisition

On February 23, 2010, Black Gaming, LLC (“Black Gaming”) and its directly and indirectly owned subsidiaries, Virgin River Casino Corporation (“Virgin”); B & BB, Inc. (“BBB”); R. Black, Inc. (“Black Inc.”); RBG, LLC (“RBG”); Casablanca Resorts, LLC (“Casablanca”); Oasis Interval Ownership, LLC (“Oasis Own”); Oasis Interval Management, LLC (“Oasis Mgmt”); and Oasis Recreational Properties, Inc. (“Oasis Rec”, and together with Virgin, BBB, Black Inc., RBG, Casablanca, Oasis Own and Oasis Mgmt, the “Debtor Subsidiaries”) filed petitions with the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) for relief under Title 11, Chapter 11 of the United States Code (the “Bankruptcy Code”). On March 1, 2010, Black Gaming and the Debtor Subsidiaries (together, the “Debtors”) filed with the Bankruptcy Court a Joint Plan of Reorganization (the “Plan”).

If the Plan is confirmed by the Bankruptcy Court and all of the conditions specified in the Plan are satisfied, including but not limited to the receipt of all requisite gaming approvals, then, according to the terms of the Plan, a new entity (“New Black Gaming”) is to acquire all of the assets of Black Gaming, including its direct and indirect ownership interests in the Debtor Subsidiaries and New Black Gaming is to issue to a group of investors, including Newport (the “New Black Gaming Investors”), all of the equity interests in New Black Gaming. Pursuant to an agreement among the New Black Gaming Investors, if the Plan is confirmed by the Bankruptcy Court and all of the conditions specified in the Plan are satisfied, Newport, or an affiliate of Newport, will acquire 40% of the total equity interests in New Black Gaming for $8,222,222 in cash. In addition to the interests issuable to the New Black Gaming Investors, including the 40% interest issuable to Newport or an affiliate of Newport, the Plan provides for the issuance to a class of Black Gaming’s creditors of warrants to purchase five percent of the fully-diluted equity interests in New Black Gaming that will be exercisable for a period of five years and, if exercised in full, would reduce the percentage interest issuable to Newport or an affiliate of Newport from 40% to 38% of New Black Gaming’s equity interest.

If the Plan is confirmed by the Bankruptcy Court and all of the conditions specified in the Plan are satisfied, the Newport Fund intends to acquire the equity interest in New Black Gaming issuable to Newport or an affiliate of Newport and to utilize the Company’s wholly owned subsidiary, AcquisitionCo, to make the acquisition. In that event, the Newport Fund will contribute to InvestCo the full amount of the cash purchase price which in turn will be contributed by InvestCo to the Company, then by the Company to Blocker, and finally by Blocker to AcquisitionCo, which will pay the purchase price and acquire the interest in New Black Gaming. The aforementioned contribution from Newport Fund down to AcquisitionCo will not result in any change in the ownership of InvestCo, the Company, Blocker or AcquisitionCo.

The assets to be acquired by New Black Gaming pursuant to the Plan include the CasaBlanca Hotel & Casino, the Virgin River Hotel & Casino and the Oasis Hotel & Casino, each in Mesquite, Nevada, two championship golf courses, a full-service spa, a bowling center, a gun club, restaurants, and banquet and conference facilities, as more fully described below. The descriptions provided below are based on the information included in the disclosure statement (the “Disclosure Statement”) that accompanied the Plan when it was filed with the Bankruptcy Court.

CasaBlanca Hotel & Casino. The CasaBlanca Hotel & Casino (the “CasaBlanca”) includes a hotel with approximately 472 tower rooms (including 24 suites) and 24 timeshare units and a casino with approximately 27,000 square feet of space. The casino offers approximately 792 video poker and slot machines, 24 table games, a full service race and sports book, lounge entertainment and dancing. The CasaBlanca offers various resort and entertainment amenities, including a golf club, a full service spa, tennis courts, a lagoon swimming pool with a waterfall and slide, a hot tub, a sand volleyball court and an arcade. In addition, the CasaBlanca offers a 320-seat buffet restaurant, a 180-seat 24-hour café, a 136-seat fine dining restaurant, an ice cream parlor, a gift shop and a 10,000 square-foot banquet and conference facility and a 500-seat showroom. The CasaBlanca, situated on approximately 43 acres, has a parking lot with a capacity for approximately 1,940 cars as well as a 45-unit full service R.V. park. Approximately one mile from the CasaBlanca, situated on a 221-acre site, is the CasaBlanca Golf Club featuring an 18-hole, 7,011 yard championship course. The land on which the golf club is located is leased pursuant to a 99-year lease that expires in June 2094.

Virgin River Hotel & Casino. The Virgin River Hotel & Casino (the “Virgin River”) has 717 guest rooms (includes six suites) and a 36,000 square-foot casino with approximately 771 video poker and slot machines, 16 table games, a full service race and sports book, a 183-seat bingo parlor and keno. The Virgin River offers various resort and entertainment amenities, including swimming pools and hot tubs, a 24-lane state-of-the art bowling center, an arcade and a lounge for entertainment and dancing. In addition, the Virgin River offers a 182-seat 24-hour café, a 178-seat buffet restaurant and a gift shop. The Virgin River is situated on an approximately 32-acre site, with a parking lot that has a capacity for approximately 1,650 cars.

Oasis Hotel & Casino. Prior to December 5, 2008, the Oasis Hotel & Casino (the “Oasis”) was a full-service entertainment and resort destination. Due to deteriorating economic conditions, on December 5, 2008, operations at the Oasis were significantly reduced. Under the initially reduced operations, the Oasis offered 144 video poker and slot machines, as well as various resort and entertainment amenities, including golf at the Palm Golf Course, swimming pools and hot tubs, tennis courts, an arcade, a go-kart track, and a miniature golf range. Due to the continued deterioration of economic conditions, in May 2009, the Oasis further reduced operations to 16 video poker and slot machines, the minimum number of machines required to maintain the requisite gaming approvals needed to operate this property’s casino, and golf course operations. The Oasis is situated on an approximately 26-acre site, containing a parking lot with a capacity for approximately 1,800 cars as well as an 80 unit R.V. park. Approximately four miles from the Oasis is the Palms Golf Course featuring an 18-hole, 7,008 yard championship course. The Palms Golf Course straddles the Nevada/Arizona border and is situated on a 256-acre site, of which 180 acres were leased from the State of Arizona pursuant to a lease that expired in May 2008. Oasis Rec is currently seeking to renew the lease and is continuing to pay for the use of this land on terms similar to those of the expired lease.

Virgin River Convention Center. The Virgin River Convention Center, situated on an approximately 14-acre site, has approximately 12,000 square feet of meeting space and 210 hotel rooms. The Virgin River Convention Center is currently used as a special event facility and for overflow hotel traffic from the other properties.

Oasis Ranch and Gun Club. The Oasis Ranch and Gun Club encompasses over 1,000 acres of farmland, game pasture, and river bottom and offers ten stations on a sporting clay course, two trap and skeet fields with 15 stands, and gun safety classes, plus horseback riding, motocross, and hayrides.

The potential acquisition described above is subject to a number of conditions, including, but not limited to, confirmation of the Plan by the Bankruptcy Court and the satisfaction of all applicable conditions, including, but not limited to, the receipt of all requisite gaming approvals required in order for AcquisitionCo to be able to acquire an equity interest in New Black Gaming. There can be no assurance that the Plan will be confirmed by the Bankruptcy Court, or, even if the Plan is confirmed, that all of the applicable conditions will be satisfied.

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

Eldorado-Reno and Silver Legacy compete for customers primarily on the basis of location, range and pricing of amenities and overall atmosphere. Of the 30 casinos currently operating in the Reno market, Eldorado-Reno and Silver Legacy each competes principally with the six other hotel-casinos that, like Eldorado-Reno and Silver Legacy, each generates at least $36 million in annual gaming revenues. Two existing hotel/casinos completed construction on an expansion of their hotel, casino, restaurants and parking facilities along with various other amenities in 2007 and 2009, respectively. There have also been announcements of other pending expansion and/or new projects within the Reno market. At this time, Resorts cannot predict the extent to which new and proposed projects will be undertaken or the extent to which current hotel and/or casino space may be expanded in the future nor can it determine the impact they may have on its operations. Resorts expects that any additional rooms added in the Reno market will increase competition for visitor revenue. There can be no assurance that any growth in Reno’s current room base or gaming capacity will not adversely affect Resorts’ financial condition or results of operations. Eldorado-Reno and Silver Legacy also compete with hotel-casinos located in the nearby Lake Tahoe region as well as those in Las Vegas, Nevada. A substantial number of customers travel to both Reno and the Lake Tahoe area during their visits. Consequently, Resorts believes that Eldorado-Reno’s success as well as that of Silver Legacy is influenced to some degree by the success of the Lake Tahoe market. While the number of visitors decreased approximately 8.4% in the 12-month period ended June 30, 2009 compared with the same prior year period, Eldorado’s management believes the decline was due to the current recession and does not anticipate a decline in the popularity of either Reno or Lake Tahoe as tourist destination areas in the foreseeable future. Any such decline could adversely affect the operations at Eldorado-Reno and Silver Legacy.

Land-based, riverboat, or dockside casino gaming (other than that conducted on Native American-owned land) is currently conducted in 13 states and casino gaming on Native American-owned land is conducted in a number of states, including California, Washington, and Oregon. Resorts’ management believes the Reno market draws over 50% of its visitors from California. In addition to gaming on Native American-owned land, California allows other non-casino style gaming, including pari-mutuel wagering, a state-sponsored lottery, card clubs, bingo, and off-track betting.

On March 7, 2000, California voters approved Proposition 1A which amended the California constitution and legalized “Nevada-style” gaming on Native American reservations. The passage of this amendment has allowed the expansion of existing Native American gaming operations, as well as the opening of new Native American gaming facilities in California. Additionally, numerous tribes have announced that they intend to open gaming facilities. Other tribes are at various stages of planning new or expanded facilities in northern California, including facilities within a one-hour drive of San Francisco or Sacramento. There are approximately 104 federally recognized Native American tribes in California. Based on information provided by the California Gambling Control Commission, Resorts’ management believes approximately 67 Native American tribes currently have compacts with the State of California. Currently there are 58 Native American casinos in operation in the State of California.

Under their current compacts, most Native American tribes in California may operate up to 2,000 slot machines, and up to two gaming facilities may be operated on any reservation. Under action taken by the National Indian Gaming Commission, gaming devices similar in appearance to slot machines, but which are deemed to be technological enhancements to bingo style gaming, are not subject to limits imposed by the State of California on the number of slot machines and may be used by tribes without state permission. The number of slot machines the tribes are allowed to operate may increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive the requisite approvals, such as has been the case with respect to a number of new or amended compacts executed and approved in recent years. For example, in April 2007, the California Senate approved amendments to the compacts of five Native American tribes. In June 2007, the California Assembly approved four of these five compacts which increased the number of slot machines permitted to be operated by two of the four tribes from 2,000 to 5,000 each and increased the number that may be operated by each of the other two tribes from 2,000 to 7,500. California voters approved these four increases by their approval of gaming referendums on their statewide ballot on February 5, 2008. Resorts’ management believes that the increase in the number of slot machines permitted to be operated by the four tribes will not significantly impact Eldorado’s and Silver Legacy’s operations since the casinos operated by those tribes are located in southern California. In September 2008, the Governor of California signed a bill, which was subsequently approved by the Bureau of Indian Affairs, ratifying an amendment to the compact of a tribe located in northern California to increase from 2,000 to 5,000 the number of slot machines that may be operated by this tribe. This tribe opened a casino in December 2008 that is located 20 miles east of Sacramento and currently offers 2,100 slot machines. The amendment of the compact of this tribe and new compacts or modifications to existing compacts of other tribes that currently operate or may operate casinos in central or northern California to provide similar increases to the number of slot machines permitted to be operated, could have a material adverse impact on Resorts’ operations, depending on the number of such tribes securing new or modified compacts, the number of additional machines permitted and the locations of the properties utilizing the additional machines. We believe the continued growth of Native American gaming establishments, including the addition of hotel rooms and other amenities, could continue to place additional competitive pressure on Resorts’ operations. While we cannot predict the extent of any future impact, it could be significant.

Many existing Native American gaming facilities in northern California are modest compared to Reno market casinos such as Eldorado-Reno and Silver Legacy. However, some Native American tribes have established large-scale gaming facilities in California and numerous Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing large-scale hotel and gaming facilities in northern California. Eldorado-Reno and Silver Legacy have experienced a measurable impact on their operations from these northern California facilities, resulting in a negative effect on their overall operating results. While the extent of the future impact cannot be predicted, it could be significant, particularly during periods such as the current economic recession when California residents may be less willing to travel longer distances to enjoy a casino experience. Resorts’ management believes the greatest impact from Native American gaming establishments to the customer bases at Eldorado-Reno and Silver Legacy is to day-trippers, those patrons whose visit is for one day and does not include an overnight stay. These customers are typically not tracked players, as they tend not to be as loyal a customer as those who visit for more than one day at a time. Day-trippers primarily visit Reno in the second and third quarters when the weather is more favorable.

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

The Shreveport/Bossier City gaming market is characterized by intense competition and the market has not grown substantially since Eldorado-Shreveport originally opened as the Hollywood Casino in December 2000. Eldorado-Shreveport competes directly with four casinos, three of which have operated in the Shreveport/Bossier City market for a number of years and have established customer bases. It also competes with a racetrack that opened a new permanent casino facility in April 2004. Casino gaming is currently prohibited in several jurisdictions from which the Shreveport/Bossier City market draws customers, primarily Texas. Although casino gaming is currently not permitted in Texas, the Texas legislature has from time to time considered proposals to authorize casino gaming. In July 2003, the Chickasaw Nation announced the opening of WinStar Casinos, a Las Vegas-style, 110,000-square-foot gaming facility located in Oklahoma approximately 60 miles north of the Dallas/Fort Worth area. Although gaming in Oklahoma is limited by law to Class II-type games, which have previously been technologically incapable of offering a similar entertainment experience to Eldorado-Shreveport’s Class III-type games, recent innovations have allowed the Class II-type product to compete much more effectively than in the past. In November 2004, voters in Oklahoma approved several ballot initiatives which, when fully implemented, will (1) allow Class II-type games at three Oklahoma racetracks, the closest of which is approximately 200 miles from the Dallas/Fort Worth area; (2) allow several new electronic gaming devices, including video poker, that are defined as “games of skill” at native-American casinos; and (3) allow certain “player-pooled” table games such as poker and blackjack at native-American casinos. Since Eldorado-Shreveport draws a significant number of its customers from the Dallas/Fort Worth area, but is located approximately 190 miles from that area, management believes Eldorado-Shreveport will face increased competition from the WinStar Casinos, racetracks and similar types of facilities.

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

	Year Ended December 31,
	2009		2008		2007
	(Dollars in Thousands)
Revenues:
Casino(1)	$222,665	81.9%	$231,087	81.1%	$225,152	79.0%
Food, Beverage and Entertainment(2)	60,860	22.4%	63,367	22.2%	67,049	23.5%
Hotel(2)	24,358	9.0%	26,658	9.4%	28,777	10.1%
Other(2)	7,526	2.8%	7,797	2.7%	8,046	2.8%

Gross revenues	315,409	116.0%	328,909	115.5%	329,024	115.4%
Less:
Complimentary allowances(2)	(43,510)	(16.0%)	(44,087)	(15.5%)	(43,888)	(15.4%)
Net revenues	$271,899	100.0%	$284,822	100.0%	$285,136	100.0%

(1)	Casino revenues are the net difference between the sums received as winnings and the sums paid as losses.
(2)	Hotel, food, beverage, entertainment and other include the retail value of services which are provided to casino customers and others on a complimentary basis. Such amounts are then deducted as complimentary allowances to arrive at net revenue.

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

Governmental Regulation

Eldorado and its subsidiaries and their operations are subject to extensive regulation under laws, rules and supervisory procedures primarily in the jurisdictions where their facilities are located or docked. If additional gaming regulations are adopted in Nevada or Louisiana where their operations are conducted, those regulations could impose restrictions or costs that could have a significant adverse effect on those operations. From time to time, various proposals have been introduced in the legislatures of the two jurisdictions in which Eldorado and its subsidiaries and their operations are conducted that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and those operations. We do not know whether or when such legislation will be enacted. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees could adversely affect Resorts’ and its subsidiaries’ operations.

Some jurisdictions, including the two in which Eldorado is licensed, Nevada and Louisiana, empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and require licensees to file periodic reports respecting those gaming activities. Violations of gaming laws or regulations in one jurisdiction could result in disciplinary action in other jurisdictions.

Under provisions of gaming laws in jurisdictions in which Eldorado has operations, and under the organizational documents of Eldorado and its subsidiaries, certain of their securities are subject to restriction on ownership which may be imposed by specified governmental authorities. The restrictions may require a holder of those securities to dispose of the securities or, if the holder refuses, or is unable, to dispose of the securities, the issuer may be required to repurchase the securities.

The Company has been approved by the Nevada and Louisiana gaming authorities to hold an equity interest in Eldorado and is subject to extensive ongoing regulation by the gaming authorities of these jurisdictions. See, “Nevada Regulation and Licensing” and “Louisiana Regulation and Licensing”, below.

Nevada Regulation and Licensing

The ownership and operation of casino gaming facilities in Nevada, including the Eldorado-Reno, Silver Legacy, and Tamarack Junction are subject to the Nevada Gaming Control Act (the “Nevada Act”) and regulations promulgated thereunder. Eldorado’s gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the Nevada State Gaming Control Board (the “Nevada Board”) and various local governmental authorities (collectively, the “Nevada Gaming Authorities”).

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that seek to:

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

Changes in these regulations and procedures could have an adverse effect on gaming operations at Nevada casinos, including the Eldorado-Reno, Silver Legacy and Tamarack Junction.

Resorts, which owns and operates Eldorado-Reno, is licensed by the Nevada Gaming Authorities as a corporate licensee (a “Corporate Licensee”) under the terms of the Nevada Act. Resorts is also registered with the Nevada Commission as a holding company in connection with its 96% interest in Eldorado Limited Liability Company, a 50% joint venture partner in Silver Legacy, and as a manager and member of Tamarack Junction. Each of Eldorado-Reno, Silver Legacy, and Tamarack Junction are licensed as non-restricted (casino) gaming operations under Nevada law. The gaming licenses held by each of these properties require periodic payments of fees and taxes and are not transferable. Corporate Licensees are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may request. No person may become a member of, or receive any percentage of the profits from, Eldorado without first obtaining licenses and approvals from the Nevada Gaming Authorities. All of the members of Eldorado have obtained the licenses and approvals necessary to own their respective interests in Eldorado. Eldorado and its affiliated entities have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities at Eldorado-Reno and to own its interests in ELLC, a joint venture partner in Silver Legacy, and its interests in Tamarack Junction.

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

The Nevada Gaming Authorities have found the Company, VoteCo, Blocker and AcquisitionCo and each such company’s respective members and managers suitable in connection with the interests held in Eldorado. While the direct and indirect holders of Class B Membership Units of the Company are not mandatorily required to be found suitable in connection with the Company’s holdings in Eldorado, they remain subject to the discretionary authority of the Nevada Commission and can be required to file an application and have their suitability determined, or to dispose of their investment in the Company.

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

The Company, VoteCo, Blocker, and AcquisitionCo filed applications with the Nevada Gaming Authorities to obtain various registrations, licenses, findings of suitability, approvals and permits required to acquire the interests now held in Eldorado. In connection with the Company’s, VoteCo’s, Blocker’s and AcquisitionCo’s applications, each of the members of VoteCo filed an application for approval as a member and as a manager of VoteCo, and Mr. Reeg additionally filed an application for approvals as a Manager of the Company, Blocker, and AcquisitionCo. All applications filed by the Company and its affiliates were approved by the Nevada Commission on September 20, 2007, authorizing the Company and its affiliates to consummate the Resorts Transaction. All of the foregoing approvals were renewed at the time the interests held in Resorts by the Company were exchanged for interests in Eldorado.

No person may become a stockholder or member of, or receive any percentage of the profits of, an intermediary or holding company or gaming licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with the Company or its affiliates to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Certain of the officers, managers and key employees of Eldorado, Resorts, the Company, VoteCo, Blocker and AcquisitionCo have been or may be required to file applications with the Nevada Gaming Authorities and are or may be required to be licensed or found suitable by the Nevada Gaming Authorities in connection with the Resorts Transaction. The Nevada Gaming Authorities may deny any application for licensing for any reason which they deem appropriate. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the authority to disapprove changes in a corporate position.

If the Nevada Gaming Authorities were to find an officer, manager or key employee of Eldorado, Resorts, the Company, VoteCo, Blocker or AcquisitionCo unsuitable for licensing or unsuitable to continue having a continuing relationship with any of these entities, the companies involved would have to sever all relationships with such person. The Nevada Gaming Authorities may deny an application for any cause which they deem reasonable. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

If it were determined that the Nevada Act was violated by Eldorado, Resorts, the Company, VoteCo, Blocker or AcquisitionCo, the gaming licenses and approvals they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, any such violation and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act or of the regulations of the Nevada Commission, at the discretion of the Nevada Commission. Furthermore, the Nevada Commission could appoint a supervisor to operate the Eldorado-Reno, Silver Legacy, or Tamarack Junction and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) impact Resorts’ casino revenues and cause the Company to suffer financial loss.

The Order of Registration issued by the Nevada Commission in connection with its holdings in Eldorado (the “Order of Registration”) contains certain conditions, including conditions that (1) prohibit VoteCo, InvestCo or their respective affiliates from selling, assigning, transferring, pledging or otherwise disposing of Class A Membership Units or Class B Membership Unites of Resorts or any other security convertible into or exchangeable for Class A Membership Units or Class B Membership Units, without the prior approval of the Nevada Commission, and (2) prohibit the Company from declaring cash dividends or distributions on any class of membership unit of the Company beneficially owned in whole or in part by InvestCo, VoteCo, or their respective affiliates, without the prior approval of the Nevada Commission.

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

The Nevada Act requires any person who individually or in association with others acquires, directly or indirectly, beneficial ownership of more than 5% of the voting securities of a publicly traded corporation registered with the Nevada Commission to report the acquisition to the Nevada Commission, and such person may be required to be found suitable. The Nevada Act requires that each person who, individually or in association with others, acquires, directly or indirectly, beneficial ownership of more than 10% of the voting securities of a publicly traded corporation registered with the Nevada Commission to apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails written notice to the person requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 20%, of the voting securities of a registered publicly traded corporation may apply to the Nevada Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. Also under certain circumstances, an institutional investor that has obtained a waiver may hold up to 25% of the voting securities of such company if it first obtains a finding from the Nevada Commission to the effect that its holdings do not constitute an acquisition of control of the publicly traded corporation. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered publicly traded corporation, a change in the corporate charter, bylaws, management, policies or operations of the registered publicly traded corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding such a company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds derived from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes.

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

Louisiana Regulation and Licensing

In the State of Louisiana, Resorts, through two wholly owned subsidiaries, owns 100% interest in and operates Eldorado-Shreveport. The operation and management of a riverboat casino in Louisiana is subject to extensive state regulation. The Louisiana Riverboat Economic Development and Gaming Control Act, or the Riverboat Act, became effective on July 19, 1991.

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

Eldorado-Shreveport, as operated by Eldorado subsidiaries, received its license and related approvals in July 2005. This license is subject to periodic renewal and is subject to certain general operational conditions. The property was formerly operated and licensed as the Hollywood Casino Shreveport.

Eldorado and certain of its members, officers, and certain of its key personnel were found suitable to operate riverboat gaming in the State of Louisiana. New members, officers, and certain key employees associated with gaming must also be found suitable by the Gaming Control Board prior to working in gaming-related areas. These approvals may be immediately revoked for a number of causes as determined by the Gaming Control Board. The Gaming Control Board may deny any application for a certificate, permit or license for any cause found to be reasonable by the Gaming Control Board. The Gaming Control Board has the authority to require Eldorado to sever its relationships with any persons for any cause deemed reasonable by the Gaming Control Board or for the failure of that person to file necessary applications with the Gaming Control Board.

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

At any time, the Gaming Control Board may investigate and require the finding of suitability of any member, beneficial owner, or officer of Eldorado or of any of its subsidiaries. The Gaming Control Board requires all holders of more than a 5% interest in the license holder (regardless of whether the interest is a voting or non-voting interest) to submit to suitability requirements. Additionally, if a member or beneficial owner who must be found suitable is a corporate, limited liability company, or partnership entity, then the shareholders, members, or partners of the entity must also submit to investigation. The sale or transfer of more than a 5% interest in any interest in a riverboat licensee is subject to Gaming Control Board approval.

Pursuant to the regulations promulgated by the Gaming Control Board, all licensees are required to inform the Gaming Control Board of all debt, credit, financing and loan transactions, including the identity of debt holders and in some cases prior approval from the Gaming Control Board is required prior to entering into any such debt transactions. Eldorado and its subsidiaries that own Eldorado-Shreveport are subject to these regulations. In addition, the Gaming Control Board, in its sole discretion, may require the holders of such debt securities to file applications and obtain suitability certificates from the Gaming Control Board. Additionally, if the Gaming Control Board finds that any holder exercises a material influence over the gaming operations, a suitability finding will be required. If the Gaming Control Board determines that a person is unsuitable to own such a security or to hold such an indebtedness, the Gaming Control Board may propose any action which it determines proper and necessary to protect the public interest, including the suspension or revocation of the license. The Gaming Control Board may also, under the penalty of revocation of license, issue a condition of disqualification naming the person(s) and declaring that such person(s) may not:

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

Internal Revenue Service Regulations

The Internal Revenue Service requires operators of casinos located in the United States to file information returns for U.S. citizens, including names and addresses of winners, for keno, bingo and slot machine winnings in excess of stipulated amounts. The Internal Revenue Service also requires operators to withhold taxes on some keno, bingo and slot machine winnings of nonresident aliens. Eldorado is unable to predict the extent to which these requirements, if extended, might impede or otherwise adversely affect its operations.

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

Other Laws and Regulations

The sale of alcoholic beverages at Eldorado-Reno, Eldorado-Shreveport and Silver Legacy are subject to licensing, control and regulation by applicable local regulatory agencies. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any license, and any disciplinary action could, and revocation would, have a material adverse effect upon Eldorado’s operations.

Eldorado-Reno, Eldorado-Shreveport and Silver Legacy are subject to extensive state and local regulations and, on a periodic basis, they must obtain various licenses and permits, including those required to sell alcoholic beverages. Eldorado believes that it and its subsidiaries have obtained all required licenses and permits and that its business, which is conducted through its subsidiaries, is conducted in substantial compliance with applicable laws.

Environmental Matters

As is the case with any owner or operator of real property, Eldorado is subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Federal, state and local environmental laws and regulations also impose liability on potentially responsible parties, including the owners or operators of real property, to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed of or released. Eldorado does not have environmental liability insurance to cover such events.

In 1998 Silver Legacy received reimbursement and indemnification from Chevron Company USA of $750,000 for petroleum contamination identified on Silver Legacy property. In addition, reimbursement for some of the expenditures has been, and further reimbursement may be, obtained from the State of Nevada Petroleum Fund which has been established to reimburse parties for costs incurred in clean-up of underground storage tank related contamination. In 2005, Resorts demolished two motels it owned across the street from and west of Eldorado-Reno. It was determined that contamination of the soil existed and Resorts sought and received reimbursement from the State of Nevada Petroleum Fund for expenditures of approximately $20,000 incurred in the clean-up relating to the contamination.

Groundwater in the vicinity of the Eldorado-Reno property is also contaminated by a chlorinated solvent known as perchloroethylene or “PCE.” This contaminant is widespread in the Reno/Sparks area. The Central Truckee Meadows Remediation District, encompassing much of the cities of Reno and Sparks, was established pursuant to state legislation to address this contamination. The Central Truckee Meadows Remediation District is managed by Washoe County under the direction of the Nevada Division of Environmental Protection, and is currently conducting investigations and developing a remediation plan. Funding for the Central Truckee Meadows Remediation District is provided through assessments to water customers which are calculated on the basis of water use. The annual assessment to Eldorado-Reno is currently $119, plus an additional sum based on the amount of water used, which in its most recent annual assessment amounted to approximately $12,900. Silver Legacy is required to pay assessments averaging approximately $20,000 annually. It is possible that additional assessments may be made against properties that receive special benefits from the Central Truckee Meadows Remediation District, such as clean-up of contamination affecting a specific parcel. The legislation implementing this program exempts property owners who did not cause or contribute to the contamination from civil and criminal liability for the cost of remediation and any related damages, except to the extent of unpaid assessments. Eldorado does not believe that Eldorado-Reno has contributed to this solvent contamination, however, Eldorado expects that Eldorado-Reno will be required to allow the Central Truckee Meadows Remediation District access to its property for continued investigation.

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

The possibility exists that additional contamination, as yet unknown, may exist at Eldorado-Reno or Silver Legacy. In all cases, however, Resorts believes that any such contamination would have arisen from activities of prior owners or occupants, or from offsite sources and not as a result of any of its actions or operations. Eldorado does not believe that its expenditures for environmental investigations or remediation will have a material adverse effect on its financial condition or results of operations.

In addition to the annual assessments referred to above, Resorts has expended approximately $938,000 in connection with environmental matters from January 1, 1993 through December 31, 2009, of which approximately $4,550 was expended in 2009 and approximately $1,475 was expended in 2008.

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

Employees

As of December 31, 2009, there were approximately 1,485 employees at Eldorado-Reno and approximately 1,336 employees at Eldorado-Shreveport. At that date there were approximately 1,800 employees at Silver Legacy. A substantial majority of the employees at each property are nonmanagement personnel. The number of people employed at any time at either of the Reno properties is subject to seasonal fluctuation. None of the employees at Eldorado-Reno, Eldorado-Shreveport or Silver Legacy are covered by a collective bargaining agreement. Eldorado believes that employee relations at Eldorado-Reno, Eldorado-Shreveport and Silver Legacy are excellent.

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

•

As described under “Competition,” in this Item 1, Eldorado-Reno, Silver Legacy and Eldorado-Shreveport operate in very competitive environments. The growth in the number of hotel rooms and/or casino capacity in Reno, Nevada or Shreveport, Louisiana or the spread of legalized gaming in other jurisdictions, including the growth of Native American gaming in northern California and the northwestern United States, could negatively affect future operating results.

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

•

Eldorado-Reno’s, Silver Legacy’s and Eldorado-Shreveport’s operations are particularly sensitive to reductions in discretionary consumer spending and are affected by changes in general economic and market conditions nationally, such as the current economic recession, particularly when such conditions impact the respective areas where their operations are conducted and those areas where their customers live, including, in the case of Eldorado-Reno and Silver Legacy, California, and, in the case of Eldorado-Shreveport, Texas.

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

•

The concentration of all of Eldorado’s operations in Reno and Shreveport poses a risk that is not applicable to more geographically diversified gaming companies. Any economic, weather or other conditions which adversely impact gaming operations in Reno or Shreveport will impact a significant portion of Eldorado’s operations.

•

The gaming industry represents a significant source of tax revenues to the state, county and local jurisdictions in which gaming is conducted and, in 2003, Nevada increased the state taxes Eldorado pays. From time to time, various state and federal legislators and officials have proposed a variety of changes in tax laws, or in the administration of those laws, affecting the gaming industry, including a federal gaming tax.

•	The interest rate on a portion of Eldorado’s debt is subject to fluctuation based on changes in short-term interest rates. Interest expense could increase as a result of this factor.

•	Claims have been brought against Eldorado in various legal proceedings, and additional legal and tax claims will likely arise from time to time. While the Company believes that the ultimate disposition of current matters will not have a material impact on its financial condition or results of operations, it is possible that Eldorado’s cash flows and results of operations could be adversely affected from time to time by the resolution of one or more of these contingencies.

•

There is intense competition to attract and retain management and key employees in the gaming industry. The operations at Eldorado-Reno, Silver Legacy or Eldorado-Shreveport could be adversely affected in the event of the inability to recruit or retain key personnel.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

The Company

The Company owns no real property. But, as a result of its equity interest in Eldorado, the Company holds an indirect equity interest in Resorts which directly or indirectly, through the Louisiana Partnership, Eldorado-Reno and Silver Legacy Joint Venture, holds interests in real property.

Resorts

Eldorado-Reno is situated on an approximately 159,000 square foot parcel at 345 North Virginia Street, Reno, Nevada. Resorts owns the entire parcel, except for approximately 30,000 square feet which is leased from C, S and Y Associates, a general partnership of which Donald Carano is a general partner. The lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 and (ii) an amount based on a decreasing percentage of Eldorado-Reno’s gross gaming revenues ranging from 3.0% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75.0 million. Rent in 2009 totaled approximately $605,000, compared with approximately $624,000 in 2008. Substantially, all of Resorts’ real property and the related personal property (including Eldorado-Reno, a 31,000 square foot parcel of property across the street from and west of Eldorado-Reno and two adjacent parcels totaling an additional 18,687 square feet) is subject to encumbrances securing the repayment of Resorts’ senior secured revolving credit facility (as amended, the “Resorts Credit Facility”), which as of December 31, 2009 provided for borrowing from time to time of up to $16 million. There was no indebtedness outstanding on the Resorts’ Credit Facility as of December 31, 2009.

Silver Legacy Joint Venture

Silver Legacy is owned by Silver Legacy Joint Venture, a Nevada general partnership of which a 96%-owned subsidiary of Resorts is a 50% partner. Silver Legacy is situated on two neighboring parcels of land, located at 407 North Virginia Street and 411 North Sierra Street in Reno, Nevada. Silver Legacy Joint Venture owns both parcels, comprising 118,167 and 119,927 square feet, respectively. As of December 31, 2009 both parcels and the improvements located thereon were encumbered by liens securing the indebtedness incurred under Silver Legacy Joint Venture’s senior credit facility (the “Silver Legacy Credit Facility”), which expired on March 30, 2010, and the indebtedness evidenced by the 10-1/8% mortgage notes due 2012 co-issued by Silver Legacy Joint Venture and its wholly owned subsidiary, Silver Legacy Capital Corp. (the “Silver Legacy Notes”). At December 31, 2009, the aggregate principal amount of the indebtedness secured by these liens totaled $142.7 million.

Louisiana Partnership

The Louisiana Partnership, a Louisiana general partnership in which two wholly owned subsidiaries of Resorts own all of the partnership interest (other than certain rights associated with the “Preferred Capital Contribution Amount” and “Preferred Return” (as these terms are defined in the partnership agreement)), leases approximately nine acres of land in Shreveport, Louisiana on which Eldorado-Shreveport was constructed. Eldorado-Shreveport consists of a 403-room, all-suite hotel and a three-level riverboat dockside casino that contains approximately 59,000 square feet of space. Eldorado-Shreveport’s centerpiece is a 170,000 square foot land-based pavilion housing restaurants and entertainment amenities. An 85-foot wide seamless entrance connects the casino to the land-based pavilion on all three levels resulting in the feel of a land-based casino. The Louisiana Partnership also leases other properties in the Shreveport area for office space, employee parking and storage. At December 31, 2009, substantially all of the Louisiana Partnership’s assets, including Eldorado-Shreveport, were subject to liens securing the repayment of $155,616,000 principal amount of 10% notes due 2012 co-issued by the Louisiana partnership and a wholly owned subsidiary of the Louisiana Partnership (the “Shreveport Notes”), including $31,133,250 principal amount of Shreveport Notes acquired by Resorts in consideration of its issuance to the Company of a new 14.47% interest in Resorts on December 14, 2007.

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

The only classes of equity securities of the Company currently outstanding are its Class A Units, which is the Company’s only class of voting securities, and its Class B Units. As of the date of this report, VoteCo is the holder of record of one Class A Unit, which is the only Class A Unit issued and outstanding, and InvestCo is the only holder of record of the Company’s 9,999 Class B Units. The Company did not issue any equity securities during 2009, nor did the Company or any “affiliated purchaser” (as defined in Rule 10b-18 (a)(3) under the Securities Exchange Act of 1934) purchase any equity securities of the Company during 2009.

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

THE COMPANY

Overview

The following management’s discussion and analysis relates to the Company’s financial statements and notes thereto included in this report and incorporated by reference in Item 8 hereof. As used in this management’s discussion and analysis, reference to the Company’s interest in Eldorado refers to the Company’s 17.0359% interest in Resorts, acquired on December 14, 2007, until such interest was exchanged, effective April 1, 2009, for a 17.0359% interest in Resorts’ new holding company, Eldorado HoldCo LLC, after which such references are to the 17.0359% interest in Eldorado.

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

The financial statements presented reflect the activity of the Company’s only assets, the investments associated with Resorts, which, from August 1, 2006 (inception) until the acquisition of the interest in Resorts on December 14, 2007, consisted principally of bonds and preferred securities, which are reflected as of the approximate fair value since the date of the Letter of Intent between Resorts and Newport Global in November 2006, and, since the acquisition of the interest in Resorts on December 14, 2007, consists of the Company’s interest in Eldorado. The related statements of operations reflect the interest and dividends earned on the aforementioned bonds and preferred securities since August 2006 and any direct expenses associated with the Resorts transaction.

The Company has had no revenue generating business since inception and its current business plan consists primarily of its 17.0359% equity interest in Eldorado.

Year Ended December 31, 2009 Versus Year Ended December 31, 2008

For the twelve months ended December 31, 2009, the Company’s share of the net loss on Eldorado was approximately $0.3 million compared to a net loss of $4.7 million for the same period last year. The reduction in net loss was attributable to the significant reduction in the net loss at Eldorado. Improvement in the net loss at Eldorado was largely attributable to the lack of acquisition termination charges and impairment charges in 2009 when compared to the same period in 2008. The acquisition charges experienced during 2008 were the result of Eldorado’s pursuit of the Indian gaming property which was ultimately cancelled and expensed. The impairment charge for Eldorado occurred as a result of its write down of its investment interest in the Silver Legacy property.

Expenses during 2009 increased approximately $0.1 million when compared to the same prior year period as expenses were impacted by a refund of previously expensed gaming application deposits and the reversal in the Texas Franchise Tax accrual for 2006 and 2007, both of which occurred during 2008. No such offsets to expenses occurred during 2009.

The income tax expense for 2009 was $2.5 million compared to the benefit for 2008 of approximately $3.1. The significant change between 2009 and 2008 occurred as a result of having the expected realization of the deferred tax asset fall below the more-likely-than-not threshold. Consequently, the Company booked a full valuation allowance on its deferred tax asset in 2009.

The net loss for the year ended December 31, 2009 was $3.1 million compared to a net loss of $5.4 million for the year ended December 31, 2008. The improvement was largely attributable to the lack of the $3.6 million impairment in the carrying value in Investments in Resorts and a lower net loss on Resorts during 2009 when compared to 2008, all of which was partially offset by the change in the provision related to income tax.

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

The income tax benefit for 2008 was approximately $3.1 million for 2008 versus a provision for income taxes of approximately $0.7 million for 2007. During 2008, Eldorado reported a net loss and the Company recognized the tax benefit of the loss. A portion of the benefit was carried back to 2007 while the remainder was booked as a deferred tax asset.

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

Liquidity and Capital Resources

During the year ended December 31, 2009, the Company incurred costs of approximately $0.2 million associated with the Company’s ownership of its interest in Eldorado. These costs were funded by Newport. During the year ended December 31, 2008, the Company incurred costs associated with its ownership interest in Eldorado totaling approximately $0.1 million. These costs were also funded by Newport on behalf of NGA HoldCo.

For the year ended December 31, 2009, the Company incurred costs of approximately $0.1 million associated with maintaining its gaming and related licenses in Nevada and Louisiana. For the year ended December 31, 2008, the Company incurred costs associated with maintaining these gaming and related licenses totaling $0.1 million. These costs were also funded by Newport on behalf of NGA HoldCo.

For 2010, the Company expects approximately $0.250 million in costs associated with maintaining its gaming and related licenses in Nevada and Louisiana. The costs are to be funded by Newport on behalf of NGA HoldCo. Thus, the Company has the resources to fund its operations and commitments for the next year.

Critical Accounting Estimates and Policies

Investment in Resorts

The Company accounts for its 17.0359% investment in Eldorado using the equity method of accounting in accordance authoritative guidance regarding fair value measurement. The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that the recorded value may not be recoverable. If the Company considers any such decline to be other than temporary, then a write-down would be recorded to estimated fair value. Evidence of a loss in value that may be other than temporary might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of our investment or inability of Eldorado to sustain an earnings capacity that would justify the carrying amount of the investment. In evaluating whether the loss in value is other than temporary, we consider: 1) the length of time and the extent to which the fair value has been less than cost; 2) the financial condition and near-term prospects of Eldorado, including any specific events which may influence the operations of Eldorado; 3) our intent and ability to retain our investment in Eldorado for a period of time sufficient to allow for any anticipated recovery in fair value; 4) the condition and trend of the economic cycle; 5) Eldorado’s financial performance and projections; 6) trends in the general market; and 7) Eldorado’s capital strength and liquidity.

In determining whether the fair value of our investment in Eldorado was less than our carrying value, we used a discounted cash flow model as our principal technique. Our model incorporated an estimated weighted-average cost of capital that a market participant would use in evaluating the investment in a purchase transaction. The estimated weighted-average cost of capital was based on the risk free interest rate and other factors such as current risk premiums. We use the discounted cash flow model as it provides greater detail and opportunity to reflect specific facts, circumstances and economic conditions for our investment. Comparable business transactions are often limited in number, the information can be dated, and often require significant adjustments due to differences in the size of the business, markets served and other factors. We therefore believe that in our circumstance, this made comparisons to business transactions less reliable than the discounted cash flows model. However, we do consider comparable business transactions as a reasonableness test of our principal technique.

In performing this impairment test, we take steps to ensure that appropriate and reasonable cash flow projections and assumptions are used. We also perform sensitivity analyses on the key assumptions used, including the weighted-average cost of capital. Based upon the assumptions used by management, we calculated a discount rate of 11%.

Below is a sensitivity analysis regarding the aggregate fair value of Eldorado to changes in the discount rate as of December 31, 2009, the date of our analysis (in thousands):

Approximate decrease in fair value from a 100 basis point increase	(3,008)
Approximate increase in fair value from a 100 basis point decrease	3,167

The Company did not record any impairment for 2009 as the estimated fair value exceeded the carrying value. Nevertheless, in 2008 the Company assessed its value for carrying the asset as a result of market conditions and determined that, as a result of the Company’s impairment test on its investment, a non-cash impairment charge of $3.6 million in 2008 relating solely to its investment in Eldorado was necessary. The impairment charge resulted from factors impacted by current economic conditions, including: 1) lower marked valuation multiples for gaming assets; 2) higher discount rates resulting from the turmoil in the credit and equity markets; 3) current cash flow forecasts for Eldorado.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. For the year ended 2009, the Company determined that it would not be able to realize its deferred income tax assets in the future. As a result, the Company booked a valuation allowance of $2.6 million.

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

Recently Issued Accounting Standards

The Partnership adopted various accounting standards during 2009, none of which had a material effect on its consolidated financial statements.

In addition, certain amendments to Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” become effective for us beginning January 1, 2010. Such amendments include changes to the quantitative approach to determine the primary beneficiary of a variable interest entity (“VIE”). An enterprise must determine if its variable interest or interests give it a controlling financial interest in a VIE by evaluating whether 1) the enterprise has the power to direct activities of the VIE that have a significant effect on economic performance, and 2) the enterprise has an obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The amendments to ASC 810 also require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The adoption of these amendments did not have a material effect on the Partnership’s consolidated financial statements.

Off Balance Sheet Arrangements

The Company currently has no off-balance sheet arrangements.

ELDORADO HOLDCO LLC

Eldorado’s financial statements are not consolidated with the financial statements of the Company and are included herein, along with the following discussion, to assist investors in understanding the Company.

The terms “we”, “us” and “our”, as used in the following management’s discussion and analysis refer to Eldorado HoldCo LLC and its consolidated subsidiaries except where the context otherwise requires. When we use the term “Resorts” it refers only to Eldorado Resorts LLC except where the context otherwise requires. These terms, as used in this management’s discussion and analysis, do not include our unconsolidated joint ventures unless the context otherwise requires.

Overview

Effective April 1, 2009, Eldorado HoldCo LLC, a Nevada limited liability company (“Eldorado”), was formed to be the holding company for Eldorado Resorts LLC (“Resorts”), a wholly owned subsidiary of Eldorado. The members of Resorts contributed all their respective membership interests in Resorts to Eldorado in return for proportionate membership interests in Eldorado. Other than the membership interests in Resorts, Eldorado has no assets, liabilities and conducts no operations.

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

Eldorado Capital Corp., a wholly owned subsidiary of Resorts (“Eldorado Capital”) was established for the purpose of serving as a co-issuer of 10 1 / 2 % Senior Subordinated Notes due 2006 issued by Resorts and Eldorado Capital (the “10 1 / 2 % Notes”). Eldorado Capital is also a co-issuer of 9% senior notes due 2014 issued by Resorts and Eldorado Capital on April 20, 2004 (the “9% Notes”). Eldorado Capital holds no significant assets and conducts no business activity.

Two Nevada limited liability companies wholly owned by Resorts, Eldorado Shreveport #1, LLC (“ES#1”) and Eldorado Shreveport #2, LLC (“ES#2” and, collectively with ES#1, the “Investors”), Resorts and Hollywood Casino Shreveport, a then unaffiliated Louisiana general partnership (the “Louisiana Partnership”), entered into an Investment Agreement dated as of October 18, 2004 (the “Investment Agreement”) pursuant to which the Investors agreed to acquire a controlling general partnership interest (representing all of the voting interests) in the Louisiana Partnership, which owns and operates Eldorado-Shreveport. Pursuant to a Joint Plan of Debtors and Bondholders Committee (the “Plan”) confirmed by the United States Bankruptcy Court, Western District of Louisiana, Shreveport Division (Case No. 04-13259), on July 22, 2005, ES#1 and ES#2 acquired 74% and 1%, respectively, of the partnership interests of the Louisiana Partnership, representing all of the voting partnership interests of the Louisiana Partnership, for $5.0 million in cash. On the same date, ES#1, the managing general partner of the Louisiana Partnership, also acquired 55,006 shares of the common stock of Shreveport Gaming Holdings, Inc., an unaffiliated Delaware corporation which then owned a 25% non-voting partnership interest in the Louisiana

Partnership (“SGH”), for $1,266,667 and exercised its option to convert the shares into (i) an additional 1.4% non-voting partnership interest in the Louisiana Partnership and (ii) the right to distributions by the Louisiana Partnership in respect of $1.12 million of the “Preferred Capital Contribution Amount” and the “Preferred Return” in respect of such Preferred Capital Contribution Amount (each as defined in the Louisiana Partnership’s Fifth Amended and Restated Partnership Agreement). As a result of the closing on March 20, 2008 of the Louisiana Partnership’s call of the other 23.6% partnership interest held by an unaffiliated third party, ES#1 and ES#2 now own all of the partnership interests in the Louisiana Partnership other than the selling partners’ rights relating to its “Preferred Capital Contribution Amount” and its “Preferred Return” (as those terms are defined in the partnership agreement). Pursuant to the Plan, on July 21, 2005, the Louisiana Partnership and its wholly owned subsidiary, Shreveport Capital Corporation, a Louisiana corporation (“Shreveport Capital” and collectively with the Louisiana Partnership, the “Shreveport Issuers”) co-issued $140 million aggregate principal amount of 10% First Mortgage Notes due 2012 (the “New Shreveport Notes”) and the Shreveport Issuers’ previously outstanding $150 million aggregate principal amount of 13% First Mortgage Notes due 2006 with Contingent Interest and $39 million aggregate principal amount of 13% Senior Secured Notes due 2006 with Contingent Interest were cancelled. Resorts acquired ES#1 and ES#2 from Donald L. Carano and Gary L. Carano for $2.0 million, representing their cost, pursuant to a membership units option agreement dated September 28, 2004, by and among Donald L. Carano, Gary L. Carano and Resorts. The membership interests in ES#1 and ES#2 were originally held by Donald L. Carano and Gary L. Carano because it was anticipated that the Shreveport transactions would be consummated prior to Resorts’ receipt of the requisite approvals it would need from the Louisiana Gaming Control Board in order to acquire an interest in the Louisiana Partnership. As of December 31, 2009, Eldorado’s investment in ES#1 and ES#2, including the consideration paid for the acquisition of the membership interests in these entities and additional capital contributions, totaled $6.3 million.

Eldorado accounts for its investment in the Silver Legacy Joint Venture and Tamarack, utilizing the equity method of accounting. Resorts owned an 18% interest in MindPlay LLC (an entity which sold all of its assets in February 2004 and was dissolved in March 2008). Eldorado’s consolidated net (loss) income includes its proportional share of the net (loss) income before taxes of the Silver Legacy Joint Venture, Tamarack, and MindPlay.

General

The following management discussion and analysis relates to Eldorado’s consolidated financial statements and the notes thereto included elsewhere in this annual report. All intercompany accounts and transactions have been eliminated in consolidation.

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

The preparation of the financial statements included in this report require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Because of the uncertainty inherent in these matters, there is no assurance that actual results will not differ from our estimates used in applying the following critical accounting policies.

Accounting for Unconsolidated Affiliates

The consolidated financial statements include the accounts of Eldorado and its subsidiaries. Investments in unconsolidated affiliates which are 50% or less owned and do not meet the consolidation criteria of Accounting Codification Standards (“ASC”) Topic 810, “Consolidation” (“ASC 810”) are accounted for under the equity method. Certain amendments of ASC 810 became effective for us beginning January 1, 2010. Such amendments include changes to the quantitative approach to determine the primary beneficiary of a variable interest entity (“VIE”). An enterprise must determine if its variable interest or interests give it a controlling financial interest in a VIE by evaluating whether 1) the enterprise has the power to direct activities of the VIE that have a significant effect on economic performance, and 2) the enterprise has an obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The amendments to ASC 810 also require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The adoption of these amendments did not have a material effect on its consolidated financial statements.

Eldorado considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If Eldorado considers any such decline to be other than temporary, then a write-down would be recorded to estimated fair value. Estimated fair value is determined using a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rate. As a result of a triggering event, Eldorado tested its investments for impairment in 2008. Eldorado recognized a non-cash impairment charge of $16.55 million in 2008 relating solely to its investment in the Silver Legacy Joint Venture. The impairment charge resulted from factors impacted by economic conditions, including: 1) lower market valuation multiples for gaming assets; 2) higher discount rates resulting from turmoil in the credit and equity markets; and 3) cash flow forecasts for the Silver Legacy Joint Venture. There was no impairment in 2009.

Property and Equipment and Other Long-Lived Assets

Property and equipment is recorded at cost and is depreciated over its estimated useful life or lease term. Judgments are made in determining estimated useful lives and salvage values of these assets. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of assets. We review depreciation estimates and methods as new events occur, more experience is acquired, and additional information is obtained that would possibly change our current estimates. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We use an estimate of undiscounted future cash flows produced by the asset as compared to its carrying value to determine whether an impairment exists. If it is determined that the asset is impaired based on expected future cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized. At December 31, 2009 and 2008, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

Eldorado’s intangible assets include our gaming license and customer relationships. We have assigned a value of $19.7 million to our gaming license to operate in Louisiana. Our operations are dependent on the Louisiana Partnership’s continued licensing by the Louisiana Gaming Control Board. In assessing the recoverability of the carrying value of our license, we must make assumptions regarding future cash flows, gaming taxes and the costs of continued licensing. If these estimates or the related assumptions change in the future, we may be required to record impairment losses with respect to this asset. Such impairment loss would be recognized as a non-cash component of operating income.

Eldorado has assigned a value of $2.0 million to its customer relationships in Louisiana, which are being amortized on a straight-line basis over a five-year period. In assessing the recoverability of the carrying value of our customer relationships, we must make assumptions regarding future cash flows and the pattern of customer visits. If these estimates or the related assumptions change in the future, we may be required to record impairment losses with respect to this asset. Such impairment loss would be recognized as a non-cash component of operating income.

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

Self-Insurance Reserves

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

Factors Impacting Operating Trends

Eldorado’s marketing strategy is designed to take advantage of our proximity to the large population base of the greater San Francisco, Sacramento and Dallas/Ft. Worth metropolitan areas and other major markets by targeting the local day-trip market and by utilizing our hotel rooms to expand our patron mix to include overnight visitors. We also coordinate our restaurant and entertainment promotions to encourage overnight stays. By utilizing the data in our casino information systems, we are able to identify our premium patrons, encourage their participation in our casino player’s card program and design promotions and special events to target this market.

Economic Impact

Throughout 2008 and 2009, volatility and disruption in the financial markets, escalating unemployment and an unstable housing market contributed to a weakening national economy, which negatively impacted northern Nevada and northern California. This weakening in the economy has resulted in declines in discretionary spending which has negatively impacted the results of operations of Eldorado-Reno and it is uncertain if these conditions will improve in the near term. In response to the difficult economic environment, management has addressed, and continues to address, areas of Eldorado-Reno and Eldorado-Shreveport for potential cost savings and revenue generations.

Expansion of Native American Gaming

A significant portion of Eldorado’s revenues and operating income are generated from patrons who are residents of northern California and northern Texas, and as such, our operations have been adversely impacted by the growth in Native American gaming in northern California and, to a lesser extent, in Oklahoma. In addition to existing gaming facilities, several Native American tribes have announced that they are in the process of developing or are considering establishing large-scale gaming facilities in northern California. Management believes the greatest impact from Native American gaming to Eldorado’s customer base is to its day-trippers, those patrons whose visit is for one day and does not include an overnight stay. These customers are typically not tracked players, as they tend not to be as loyal a customer as those who visit for more than one day at a time.

Most Native American tribes in California currently may operate up to 2,000 slot machines, and up to two gaming facilities may be operated on any one reservation. However, under action taken by the National Indian Gaming Commission, gaming devices similar in appearance to slot machines, but which are deemed to be technological enhancements to bingo style gaming, are not subject to such limits and may be used by tribes without state permission. The number of slot machines the tribes are allowed to operate may increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive the requisite approvals, such as has been the case with respect to a number of new or amended compacts that have been executed and approved.

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

In September 2008, the Governor of California signed a bill, which was subsequently approved by the Bureau of Indian Affairs, ratifying an amendment to the compact of a tribe located in northern California to increase from 2,000 to 5,000 the number of slot machines that may be operated by this tribe. This tribe opened a casino located 20 miles east of Sacramento in December 2008 that currently offers 2,100 slot machines. The amendment of the compact of this tribe, and new compacts or modifications to existing compacts of other tribes that currently operate or may operate casinos in central or northern California to provide similar increases to the number of slot machines permitted to be operated, could have a material adverse impact on our operations, depending on the number of such tribes securing new or modified compacts, the number of additional machines permitted and the locations of the properties utilizing the additional machines.

Based on a United States District Court ruling and court order in October 2009, the California Gambling Control Commission issued licenses for a total of approximately 3,500 additional slot machines to 11 tribes. Of these licenses, a majority were issued to tribes in northern and central California. This new issuance of slot machine licenses resulted from the Ninth Circuit Court of Appeal’s rejection of the state’s request to delay a federal judge’s ruling regarding the legality of the imposed limitation on the number of slot machines tribes that signed gaming compacts in 1999 were allowed to operate. The Governor of California has appealed the judge’s decision and the case is expected to be heard in 2010.

We believe the continued growth of Native American gaming establishments, including the addition of hotel rooms and other amenities, could continue to place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

Although casino gaming is currently not permitted in Texas, the Texas legislature has from time to time considered proposals to authorize casino gaming. In July 2003, the Chickasaw Nation opened WinStar Casinos, a Las Vegas-style gaming facility located in Oklahoma approximately 60 miles north of the Dallas/Fort Worth area. In December 2008, the WinStar Casino completed the expansion of its casino space to a total of 519,000 square feet with more than 5,800 electronic gaming devices, numerous table games, 46 poker tables, an 800-seat bingo hall and a 2,500-seat event center. In September 2009, the WinStar Casino opened a 395-room hotel with an organic spa. The Choctaw Nation operates a casino and hotel facility in Durant, Oklahoma, approximately 75 miles north of the

Dallas/Fort Worth area. The Choctaw facility, which includes a 101-room hotel and other amenities, currently has approximately 1,600 electronic gaming devices, 24 table games and 14 poker tables. A major expansion of the facility opened in February 2010 to include a 330-room hotel, several new restaurants, a food court and a spa. The casino space was expanded to approximately 3,067 electronic gaming devices, 40 table games and 30 poker tables. Although gaming in Oklahoma is limited by law to Class II-type games, which games have previously been technologically incapable of offering a similar entertainment experience to our Class III-type games, recent innovations have allowed the Class II-type product to compete much more effectively than in the past. In November 2004, voters in Oklahoma approved several ballot initiatives which allow (1) Class II-type games at three Oklahoma racetracks, the closest of which is approximately 200 miles from the Dallas/Fort Worth area; (2) several new electronic gaming devices, including video poker, that are defined as “games of skill” at native-American casinos; and (3) certain “player-pooled” table games such as poker and blackjack at native-American casinos. Since Eldorado-Shreveport draws a significant number of its customers from the Dallas/Fort Worth area, but is located approximately 190 miles from that area, we believe we will continue to face increased competition from the WinStar and Choctaw casinos and similar types of facilities.

Severe Weather

Eldorado-Reno’s operations are subject to seasonal variation, with the weakest results generally occurring during the winter months. Weather conditions were not out of the ordinary in 2009. The Reno area and the nearby mountain passes experienced an especially large amount of snowfall in the first quarter of 2008, which negatively impacted business levels.

Major Bowling Tournament in the Reno Market

The National Bowling Stadium, located one block from Eldorado-Reno, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two of every three years through 2018. The United States Bowling Congress (“USBC”) has reached an agreement to bring the 2011 USBC Open Tournament to the National Bowling Stadium, a year that was previously scheduled to be an off year for Reno. Historically, these bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited the downtown area. The absence of a major bowling tournament in 2008 had a negative impact on operations in the first half of 2008. The USBC Women’s Tournament returned to the Reno market in April 2009 and brought approximately 40,500 bowlers during the second quarter of 2009. The USBC Open Tournament, which brought approximately 80,000 bowlers to the Reno market during the tournament period in 2007 prior to the current economic downturn, returns to the Reno market in 2010.

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

Summary Financial Results

Net Revenues

The following table highlights the results of our operations (dollars in thousands) for the periods indicated:

	Year ended December 31, 2009	Percent Change	Year ended December 31, 2008	Percent Change	Year ended December 31, 2007
Net revenues	$271,899	(4.5)%	$284,822	(0.1)%	$285,136
Operating expenses	249,856	(5.2)%	263,698	1.5%	259,726
Equity in (loss) income of unconsolidated affiliates	(1,218)	63.5%	(3,341)	(159.6)%	5,610
Loss on sale/disposition of long-lived assets and property and equipment	(1,102)	(282.6)%	(288)	87.9%	(2,387)
Acquisition termination charges	—	—	(6,840)	—	—
Impairment in investment in joint venture	—	—	(16,550)	—	—
Operating income (loss)	19,723	434.6%	(5,895)	(120.6)%	28,633
Net (loss) income	(1,438)	95.2%	(27,857)	(724.9)%	4,458
Less net loss (income) attributable to noncontrolling interests	90	(88.7)%	798	(592.6)%	(162)
Net (loss) income attributable to company	$(1,348)	(95.0)%	$(27,059)	(729.9)%	$4,296

Net Revenues. Eldorado had a decrease in net revenues for the year ended December 31, 2009 compared to the year ended December 31, 2008. Eldorado-Reno had a decrease in net revenues due to decreases in nearly all revenue centers, but primarily in the casino. Management believes these declines in revenues were attributable to factors impacting Reno’s gaming and tourism market as a whole, including the weak national economy and troubled housing market, specifically within its feeder markets in northern California, the continued increase in competition generated by growth in Native American gaming, and declines in citywide convention room nights. Eldorado-Shreveport’s net revenues increased for the year ended December 31, 2009 compared to 2008 due to increases in all revenue segments except for a slight decrease in hotel revenue. Both the implementation of new marketing programs and capital improvements made to the property (including the addition of new slot machines) contributed to the increase in customer patronage in 2009.

Eldorado had a slight decrease in net revenues for the year ended December 31, 2008 compared to the year ended December 31, 2007. While casino revenues increased in 2008, all other revenue segments decreased compared to 2007. Eldorado-Reno had decreases in all revenue centers in 2008. Management believes Reno’s tourism market was negatively impacted by the aforementioned difficult economic environment faced by its customers, especially in its primary feeder markets in northern California, along with record high gasoline prices that our customers experienced in the second quarter of 2008 which negatively affected drive-in visitor traffic and the continued increase in competition generated by growth in Native American gaming. In 2007, we experienced escalated visitor traffic generated in downtown Reno by the previously discussed USBC Open Tournament, which began in mid-February and continued through June of 2007. Eldorado-Shreveport’s net revenues increased for the year ended December 31, 2008 compared to 2007 due to increases in all revenue segments except for a slight decrease in other revenue. Both the implementation of new marketing programs and capital improvements made to the property (including the addition of new slot machines) contributed to the increases in customer patronage in 2008.

Equity in (Loss) Income of Unconsolidated Affiliates. Earnings from Eldorado’s unconsolidated affiliates, the Silver Legacy Joint Venture and Tamarack, increased approximately $2.1 million for the year ended December 31, 2009 as compared to 2008. Although the Silver Legacy Joint Venture’s departmental revenues were down in 2009, we had an increase in equity in income of approximately $2.0 million relating to our investment in Silver Legacy due to our $2.8 million share of the joint venture’s gain on the retirement of $17.2 million of its debt. The Silver Legacy Joint Venture experienced declines in casino and rooms revenues, and to a lesser extent, food, beverage and entertainment revenues in 2009 as compared to 2008. The decreased departmental revenues, partly offset by a reduction in expenses, were due to the aforementioned factors affecting the Eldorado net revenues. For the year ended December 31, 2009 compared to 2008, equity in income in Tamarack increased approximately $96,000 due to decreased operating expenses.

Earnings from Eldorado’s’ unconsolidated affiliates, the Silver Legacy Joint Venture and Tamarack, decreased approximately $9.0 million for the year ended December 31, 2008 as compared to 2007. For the year ended December 31, 2008, equity in income of the Silver Legacy Joint Venture decreased approximately $8.6 million as compared to 2007. This decrease was primarily a result of declines in casino, room and food revenues as a result of the aforementioned factors affecting the Eldorado net revenues. For the year ended December 31, 2008 compared to 2007, equity in income in Tamarack decreased approximately $314,000, due to decreased revenues and increased payroll expenses.

Operating Income and Net (Loss) Income. During 2009, as compared to the prior year, operating and net income increased, primarily due to the aforementioned increase in income from our unconsolidated affiliates, lower operating expenses, a $6.8 million expense in 2008 relating to the termination of the Evansville, Indiana transaction (See Note 1 of the Notes to Eldorado’s Consolidated Financial Statements) and a non-cash impairment charge of $16.55 million in 2008 relating solely to our investment in the Silver Legacy Joint Venture.

For the year ended December 31, 2008 as compared to 2007, operating and net income decreased, primarily due to a decrease in income from our unconsolidated affiliates, increased casino expenses, acquisition termination charges associated with the Evansville, Indiana transaction, and impairment in investment in joint venture. In 2008, operating expenses decreased in all operating segments compared to the prior year primarily as a result of decreased business levels. Management has addressed the decrease in operating and net income through payroll reductions implemented in April and continued throughout 2008 along with an increase in the employee contribution for group insurance in April of 2008. In the first quarter of 2007, we recorded a $1.6 million loss on disposition of long-lived assets from the charitable contribution of land to the City of Reno to allow for the construction of a new city-owned ballroom facility, which opened in February 2008 and is being operated and managed by Silver Legacy, Eldorado Resorts LLC and Circus-Circus Hotel and Casino-Reno. In the fourth quarter of 2008, Resorts recognized a $6.8 million expense relating to the termination of the Evansville, Indiana transaction (See Note 1 of the Notes to Eldorado’s Consolidated Financial Statements). As a result of a triggering event, Eldorado tested its investments for impairment in 2008. Eldorado recognized a non-cash impairment charge of $16.55 million in 2008 relating solely to its investment in the Silver Legacy Joint Venture. The impairment charge resulted from factors impacted by current economic conditions, including: 1) lower market valuation multiples for gaming assets; 2) higher discount rates resulting from turmoil in the credit and equity markets; and 3) current cash flow forecasts for the Silver Legacy Joint Venture.

Revenues

The following table highlights our sources of net operating revenues (dollars in thousands) for the periods indicated:

	Year ended December 31, 2009	Percent Change	Year ended December 31, 2008	Percent Change	Year ended December 31, 2007
Casino	$222,665	(3.6)%	$231,087	2.6%	$225,152
Food, beverage and entertainment	60,860	(4.0)%	63,367	(5.5)%	67,049
Hotel	24,358	(8.6)%	26,658	(7.4)%	28,777
Other	7,526	(3.5)%	7,797	(3.1)%	8,046
Less: Promotional allowances	43,510	(1.3)%	44,087	0.5%	43,888

Casino Revenues. Casino revenues decreased for the year ended December 31, 2009 compared to the year ended December 31, 2008, due to a decrease in table games drop of 13.9% and lower table games hold percentage, partially offset by a 0.2% increase in slot handle and a higher slot hold percentage. Eldorado-Reno casino revenues decreased primarily due to a lower table games hold percentage along with a 11.9% decrease in slot coin-in and a 20.3% decrease in table games drop as compared to 2008. We believe casino volume and revenues during 2008 were negatively impacted by the previously discussed economic factors affecting net revenues.

Eldorado-Shreveport casino revenues increased $2.4 million for the year ended December 31, 2009 compared to the prior year. Slot revenues increased by $5.4 million, or 4.8%, during 2009 compared to the prior year. The slot revenue increase results from a 6.9% increase in slot coin-in, partially offset by a decrease in slot hold percentage during 2009. Both the implementation of new marketing programs and capital improvements made to the property, including the addition of new slot machines, contributed to the increase in slot coin-in. Table games revenue decreased $2.4 million during 2009, as a result of a decrease in table drop of 9.2%, which more than offset an increase in the table games hold percentage in 2009.

Casino revenues increased for the year ended December 31, 2008 compared to the year ended December 31, 2007, due to a 1.5% increase in slot handle, an increase in table games and slot hold percentage partially offset by a 4.1% decrease in table games drop. Eldorado-Reno casino revenues decreased primarily due to decreases in table games drop and slot handle of 11.2% and 10.0%, respectively, and a decrease in slot hold percentage, partially offset by a higher table games hold percentage in 2008. We believe casino volume and revenues during 2008 were negatively impacted by the previously discussed economic factors affecting net revenues.

Eldorado-Shreveport casino revenues increased $14.6 million to $149.2 million for the year ended December 31, 2008 compared to $134.6 million in the prior year. Slot revenues increased by $11.6 million, or 11.7%, during 2008 compared to the prior year. The slot revenue increase results from a 9.2% increase in slot coin-in coupled with a slot machine hold percentage increase in 2008. Table games revenue increased $3.5 million, or 11.3%, during 2008 as a result of an increase in table drop coupled with an increase in the table games hold percentage during 2008.

Food, Beverage and Entertainment Revenues. For the year ended December 31, 2009 compared to the prior year, food, beverage and entertainment revenues decreased approximately $3.6 million at Eldorado-Reno and increased approximately $1.1 million at Eldorado-Shreveport. Eldorado-Reno food revenues decreased due to decreases in restaurant customer counts of 3.1%, along with a lower average check. Beverage revenues also decreased in 2009 due to decreased visitor traffic. Entertainment revenues increased in 2009 as showroom occupancy increased due to the popularity of the shows playing throughout 2009. Eldorado-Shreveport’s food and beverage revenues increased due to increased customer volume and the increased use of complimentaries.

For the year ended December 31, 2008 compared to the prior year, food, beverage and entertainment revenues decreased approximately $5.8 million at Eldorado-Reno and increased approximately $2.1 million at Eldorado-Shreveport. Eldorado-Reno food revenues decreased due to decreases in restaurant customer counts of 14.1%, partially offset by a higher average check. We believe restaurant customer counts were negatively impacted in the first half of 2008 due to the remodeling of the Eldorado-Reno buffet. In addition, beverage revenues decreased 19.6% in 2008, as a result of decreased visitor traffic and the closing of the BuBinga Lounge nightclub in September 2008. Entertainment revenues also decreased due to lower occupancy in its showroom. Eldorado-Shreveport’s food and beverage revenues increased due to increased customer volume and the increased use of complimentaries.

Hotel Revenues. For the year ended December 31, 2009 as compared to 2008, room revenues decreased approximately $2.2 million due to a decrease in ADR and a decreased hotel occupancy percentage. Eldorado-Reno’s hotel revenues decreased due to a lower ADR and hotel occupancy percentage of approximately $60.95 and 81.3%, respectively, compared to approximately $66.35 and 84.1%, respectively, in 2008. The decreases in ADR and hotel occupancy in 2009 were partly attributable to increased competition, both locally and within its feeder markets, combined with declines in tourism visitor counts associated with the weak economy. Eldorado-Shreveport hotel revenues decreased as a result of a decrease in the ADR to $65.93 in 2009 partially offset by an increase in hotel occupancy rate to 91.8%, compared to the ADR of $66.35 and occupancy of 84.1% for 2008.

For the year ended December 31, 2008 as compared to 2007, room revenues decreased approximately $2.0 million due to a decrease in ADR partially offset by a slightly increased hotel occupancy percentage. Eldorado-Reno’s hotel revenues decreased due to a lower ADR and hotel occupancy percentage of approximately $66.35 and 84.1%, respectively, compared to approximately $74.29 and 85.1%, respectively, in 2007. The decrease in ADR was partly attributable to the absence of a major bowling tournament when the USBC tournament, which began in mid-February of 2007 and continued through June 2007, along with additional convention business in the Reno market, helped increase the average room rate and hotel occupancy percentage. Eldorado-Shreveport hotel revenues increased slightly as a result of an increase in the hotel occupancy rate from 87.2% during 2007 to 89.6% during 2008 while the ADR declined from $70.13 during 2007 to $69.41 during 2008.

Promotional Allowances. Promotional allowances, expressed as a percentage of casino revenues, were 19.5% in 2009 and 2008. In 2009, the amount of promotional allowances decreased at Eldorado-Reno due to lower casino volume while promotional allowances at Eldorado-Shreveport increased reflecting an increase in food and beverage and retail complimentaries as part of that property’s marketing programs. Eldorado-Shreveport feels the increase in such promotional activities helped drive increases in patron volume associated with the overall 5.3% increase in combined table drop and slot handle.

For the year ended December 31, 2008, promotional allowances, expressed as a percentage of casino revenues, were 19.1% compared to 19.5% in 2007. In 2008, the amount of promotional allowances decreased at Eldorado-Reno due to lower casino volume while promotional allowances at Eldorado-Shreveport increased reflecting an increase in food and beverage and retail complimentaries as part of its marketing programs. In 2007, Eldorado-Reno increased the amount of complimentaries certain slot customers are awarded resulting in increased redemption of complimentaries earned. Eldorado-Shreveport feels the increase in such promotional activities helped drive increases in patron volume associated with the overall 10.2% increase in combined table drop and slot handle.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands) for the periods indicated:

	Year ended December 31, 2009	Percent Change	Year ended December 31, 2008	Percent Change	Year ended December 31, 2007
Casino	$119,024	(3.1)%	$122,884	3.4%	$118,836
Food, beverage and entertainment	42,952	(7.4)%	46,368	(1.9)%	47,284
Hotel	9,613	(9.5)%	10,616	1.2%	10,492
Other	10,752	0.2%	10,733	9.1%	9,841
Selling, general and administrative and management fees	43,583	(11.4)%	49,181	(2.1)%	50,243
Depreciation and amortization	23,932	0.1%	23,916	3.8%	23,030

Casino Expenses. Casino expenses decreased for the year ended December 31, 2009 as compared to 2008, due to decreases in expenses at Eldorado-Reno primarily due to lower payroll expenditures, gaming taxes, and a decrease in the redemption of complimentaries as a result of fewer customers, partially offset by an increase in bad debt expense. Eldorado-Shreveport’s casino expenses increased for the year ended December 31, 2009 due to gaming taxes increasing by $0.7 million as a result of increases in patron volume. Marketing expenses, which are included in casino expenses, increased by $0.8 million as increases in giveaways, cash coupons and direct mail advertising were partially offset by decreases in patron transportation costs as well as in radio and television advertising. The net increase in marketing expenses reflects the ongoing refinement of its marketing programs.

Casino expenses increased for the year ended December 31, 2008 as compared to 2007, primarily due to increases in expenses at Eldorado-Shreveport associated with increased gaming taxes as a result of increases experienced in patron volume. Marketing expenses, which are included in casino expenses, increased as increases in giveaways, cash coupons, patron transportation costs and special events were partially offset by decreases in print and billboard advertising. The net increase in marketing expenses reflects the ongoing refinement of marketing programs. These increases in casino expense were partially offset by decreases in payroll expenditures resulting from management’s efforts to contain costs. Eldorado-Reno’s casino expenses decreased for the year ended December 31, 2008 due to lower payroll expenditures, gaming taxes, and a decrease in the redemption of complimentaries as a result of fewer customers, partially offset by an increase in marketing expenses.

Food, Beverage and Entertainment Expenses. For the year ended December 31, 2009 , food, beverage and entertainment expenses decreased as compared to 2008. Eldorado-Reno’s food, beverage and entertainment expenses decreased as a result of lower payroll expenditures and cost of sales associated with fewer customers in its restaurants and bars along with the closing of our nightclub in September 2008. Showroom expenses decreased in 2009 due to lower advertising and show production costs. Eldorado-Shreveport food and beverage expenses increased slightly by $0.6 million during the year ended December 31, 2009 compared to 2008, reflecting the increase in the associated revenues. Increased food and beverage costs have been partially offset by increased operating efficiencies.

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

Hotel Expenses. Hotel expenses decreased for the year ended December 31, 2009, as compared to 2008. Eldorado-Reno hotel expenses decreased primarily due to a decrease in payroll expenditures. Eldorado-Shreveport hotel expenses decreased slightly during 2009 reflecting lower operating costs.

Hotel expenses increased for the year ended December 31, 2008, as compared to 2007. Eldorado-Reno hotel expenses decreased slightly due to lower payroll expenditures partially offset by an increase in amenities provided to its hotel guests. Eldorado-Shreveport hotel expenses increased during 2008 reflecting higher occupancy rates and operating costs.

Selling, General and Administrative Expense and Management Fees. For the year ended December 31, 2009 as compared to 2008, selling, general and administrative expenses and management fees decreased primarily due to decreases in payroll expenditures, advertising expenses, utility expenses and costs associated with outside professional services and the absence of any management fee expense in 2009. General and administrative expenses at Eldorado-Shreveport increased due to additional sales taxes imposed.

For the year ended December 31, 2008 as compared to 2007, selling, general and administrative expenses and management fees decreased due to Eldorado-Reno’s lower payroll expenditures, legal expenses and management fees partially offset by increased utility expenses. General and administrative expenses at Eldorado-Shreveport increased due to additional sales taxes imposed.

Historically, Eldorado pays management fees to Recreational Enterprises, Inc. and Hotel Casino Management, Inc., the owners of 47% and 25% of the Eldorado’s equity interests, respectively. However, no management fee was paid to either entity for the year ended December 31, 2009. The management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. totaled $500,000 and $600,000 for the years ended December 31, 2008, and 2007, respectively. By agreement, these fees may not exceed 1.5% of the Eldorado-Reno’s annual net revenues.

Depreciation and Amortization Expense. Depreciation and amortization expense increased slightly for the year ended December 31, 2009 compared to 2008 primarily as a result of Eldorado-Shreveport depreciation and amortization expense, which increased by $0.5 million during 2009 compared to 2008 as a result of significant property additions made during 2009. Eldorado-Reno depreciation expense decreased slightly in 2009 as fewer assets were placed into service.

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

For the year ended December 31, 2009, interest expense decreased to $21.3 million compared to $22.6 million in 2008. Interest expense at Eldorado-Shreveport primarily reflects the interest on the New Shreveport Notes and the Preferred Capital Contribution Amount. Interest expense at Eldorado-Shreveport during 2009 remained consistent with 2008. In 2009 and 2008, Eldorado-Reno interest expense was $6.4 million and $7.7 million, respectively. In 2009, interest expense decreased as compared to 2008 due to a decrease in outstanding borrowings and in 2008 Eldorado-Reno incurred financing fees of $0.9 million related to the Evansville transaction.

For the year ended December 31, 2008, interest expense decreased to $22.6 million compared to $25.0 million in 2007. Interest expense at Eldorado-Shreveport primarily reflects the interest on the New Shreveport Notes and the Preferred Capital Contribution Amount. Interest expense during 2008 decreased slightly by $0.4 million as interest expense with respect to the Preferred Capital Contribution Amount decreased as a result of the August 2007 payment of all deferred interest accrued during the period from the Effective Date through July 31, 2007. Accordingly, the Preferred Return has subsequently been calculated on a reduced principal balance. Eldorado-Reno interest expense was $7.7 and $6.7 million in 2008 and 2007, respectively. In 2008, interest expense increased primarily due to financing fees of $0.9 million related to the Evansville transaction along with an increase in outstanding borrowing, partially offset by a lower average interest rate. In 2007, Eldorado-Reno recognized approximately $100,000 in interest income from its escrow deposit relating to the Evansville transaction.

In the fourth quarter of 2009, Eldorado-Reno exercised the warrants relating to the MindPlay settlement agreement with Bally’s and sold the shares so acquired and recorded income resulting from such exercise and sale of $101,000. In 2008, Eldorado-Reno recorded income of $239,000 in MindPlay from a settlement agreement with Bally’s. In 2008, Eldorado-Reno recognized income associated with warrants received under the terms of the settlement agreement in the amount of $193,000. As of December 31, 2009, Resorts’ financial investment in MindPlay was $0.

Seasonality

Hotel/casino operations in the Reno market are subject to seasonal variation, with the strongest operating results generally occurring in the third quarter of each year and the weakest results generally occurring during the period from November through February. Variations occur when weather conditions make travel to Reno by visitors from northern California and the Pacific Northwest difficult. The following table shows Eldorado-Reno’s percentage of gross revenues by quarter for each of 2009, 2008, and 2007.

	2009	2008	2007
First quarter	21.3%	23.8%	22.2%
Second quarter	28.6%	24.7%	26.4%
Third quarter	25.9%	28.5%	27.7%
Fourth quarter	24.2%	23.0%	23.7%

Total	100.0%	100.0%	100.0%

Hotel/casino operations in the Shreveport/Bossier City market are subject to slight seasonal variations, with the strongest operating results generally occurring in the first quarter of each year and the weakest results generally occurring during the fourth quarter.

The following table shows Eldorado-Shreveport’s percentage of gross revenues by quarter for 2009, 2008 and 2007.

	2009	2008	2007
First quarter	26.3%	24.7%	24.4%
Second quarter	25.2%	25.2%	25.0%
Third quarter	25.2%	26.5%	26.5%
Fourth quarter	23.3%	23.6%	24.1%

Total	100.0%	100.0%	100.0%

Liquidity and Capital Resources

Cash Flows

During the years ended December 31, 2009 and 2008, Eldorado generated cash flows from operating activities of $24.5 million and $20.2 million, respectively. The $4.3 million increase in cash provided by operations was comprised primarily of an increase in net income of $26.4 million related to an increase in income from our unconsolidated affiliates, a $6.8 million acquisition termination charge in 2008, and a $16.55 million impairment in investment in joint venture in 2008, along with various changes in balance sheet accounts which occurred in the normal course of business.

During the years ended December 31, 2008 and 2007, Eldorado generated cash flows from operating activities of $20.2 million and $21.0 million, respectively. The $0.8 million decrease in cash provided by operations was comprised primarily of a decrease in net income of $31.4 million which includes a decrease in equity in income of unconsolidated affiliates of $8.5 million, a $6.8 million acquisition termination charge, and a $16.55 million impairment in investment in joint venture, along with various changes in balance sheet accounts which occurred in the normal course of business. In 2008, distributions from unconsolidated affiliates included a $5.0 million special distribution in 2008 from the Silver Legacy. The changes in these balance sheet accounts represented changes which occurred in the normal course of business.

As of December 31, 2009, Eldorado’s cash and cash equivalents were $31.3 million, of which $11.7 million were at the parent company level and $19.6 million were at the Louisiana Partnership, both sufficient for normal operating requirements.

Cash used in investing activities at Eldorado for the years ended December 31, 2009 and 2008 was $10.2 million and $13.4 million, respectively. In 2009, cash used in investing activities was for purchases of property and equipment. In 2008, cash used in investing activities related primarily to capital expenditures totaling $13.7 million.

Cash used in investing activities at Eldorado for the years ended December 31, 2008 and 2007 was $13.4 million and $13.3 million, respectively. In 2008, cash used in investing activities included $13.7 million for purchases of property and equipment. In 2007, cash used in investing activities related primarily to capital expenditures totaling $13.9 million.

Cash used in financing activities was $16.2 million for the year ended December 31, 2009, compared to cash used in financing activities of $11.5 million for the year ended December 31, 2008. In 2009, cash used in financing activities was to primarily related to decreasing outstanding debt on Resorts’ credit facility.

Cash used in financing activities was $11.5 million for the year ended December 31, 2008, compared to cash used in financing activities of $10.3 million for the year ended December 31, 2007. In 2008, cash was used in financing activities related to $9.3 million spent by Eldorado-Shreveport during the first quarter of 2008 to redeem its outstanding non-voting partnership equity interests (see “Call Option on Non-voting Equity Interest” below). In 2007, cash was used in financing activities primarily for $14.8 million in distributions to its members partially offset by an increase in outstanding debt on Resorts’ credit facility of $5.0 million.

In July 2009, Eldorado renewed its general and liability insurance policies each covering a 12-month period. Under these policies, the Eldorado-Reno and the Silver Legacy have combined earthquake coverage of $350 million and combined flood coverage of $225 million. In the event that an earthquake causes damage only to Eldorado-Reno’s property, Eldorado-Reno is eligible to receive up to $350 million in coverage, depending on the replacement cost. However, in the event that both properties are damaged, Eldorado-Reno is entitled to receive, to the extent of any replacement cost incurred, up to $130 million of the coverage amount (based on its percentage of the total earthquake coverage) and the portion of the other $220 million, if any, remaining after satisfaction of the claim of the Silver Legacy with respect to its property. In the event that a flood causes damage only to Eldorado-Reno’s property, Eldorado-Reno is eligible to receive up to $225 million in coverage, depending on the replacement cost. However, in the event that both properties are damaged, Eldorado-Reno is entitled to receive, to the extent of any replacement cost incurred, up to $5 million of the coverage amount (based on its percentage of the total flood coverage) and the portion of the other $220 million, if any, remaining after satisfaction of the claim of the Silver Legacy with respect to its property. Eldorado-Shreveport is eligible to receive up to $100 million of flood coverage independently and irrespective of any losses at the other properties.

Eldorado’s insurance policy also includes combined terrorism coverage for Eldorado-Reno and the Silver Legacy up to $500 million. In the event that an act of terrorism causes damage only to Eldorado-Reno’s property, Eldorado-Reno is eligible to receive up to $500 million in coverage, depending on the replacement cost. However, in the event that both properties are damaged, Eldorado-Reno is entitled to receive, to the extent of any replacement cost incurred, up to $220 million of the coverage amount (based on its percentage of the total reported property values) and the portion of the other $280 million, if any, remaining after satisfaction of the claim of the Silver Legacy. This policy also covers the Eldorado-Shreveport, discussed under “Shreveport, Louisiana Transactions”, below. In the event that an act of terrorism causes damage to Eldorado-Reno, Silver Legacy and the Eldorado-Shreveport, Eldorado-Reno is entitled to receive, to the extent of any replacement cost incurred, up to $160 million of the coverage amount (based on its percentage of the total reported property values) and the portion of the other $340 million, if any, remaining after satisfaction of the claims to the other two properties.

The operating agreement of Eldorado dated April 1, 2009 obligates Eldorado, to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such members’ allocable share of the taxable income of Eldorado multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year. And, prior to the formation of Eldorado, Resorts’ operating agreement had a similar provision. In 2009, the Louisiana Partnership made a $325,000 distribution on behalf of ES#1 and ES#2 to the State of Louisiana. In 2008, Resorts made distributions of $2.4 million to its members, of which $1.2 million was for 2008 taxes. In January 2008, Resorts made a $1.2 million tax distribution to its members relating to the year ended 2007. In 2007, Resorts made distributions of $14.8 million to its members. The distributions made in 2007 include a $10.0 million distribution (see below) that was intended to be in addition to Resorts’ $4.8 million of tax distributions made in 2007. No tax or other distributions were made to the members of Eldorado or Resorts in 2009.

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

The Louisiana Partnership joint venture agreement obligates the Louisiana Partnership to distribute to each of its partners quarterly for as long as the Louisiana Partnership is not taxed as a corporation, an amount of “Distributable Cash Flow” (as defined) equal to the partner’s allocable share of our taxable income, as adjusted in accordance with the terms of the Joint Venture Agreement, multiplied by a percentage equal to the greater of (a) the sum of (i) the highest federal marginal income tax rate in effect for individuals (after giving effect to the federal income tax deduction for state and local income taxes and taking into account the effects of Internal Revenue Code sections 67 and 68 as if the individual’s only income was the income allocated to such individual in his or her capacity as one of its partners) plus (ii) the highest marginal Louisiana and Shreveport, Louisiana income tax rates in effect for individuals or (b) the sum of (i) the highest federal marginal income tax rate in effect for corporations plus (ii) the highest marginal Louisiana and Shreveport, Louisiana income or franchise tax rates in effect for corporations (after giving effect to the federal income tax deduction for such state and local income or franchise taxes). The Louisiana Partnership made a $1.5 million tax distribution for the year ended December 31, 2008. The Louisiana Partnership made no tax distributions in 2009 and 2007.

Eldorado’s future sources of liquidity are anticipated to be from its operating cash flow, funds available from Resorts’ credit facility, and capital lease financing for certain fixed asset purchases. Eldorado-Reno’s anticipated uses of cash in 2009 will be for (i) new slot machines ($1.0 million), (ii) hotel remodeling ($1.0 million), and (iii) recurring capital expenditures (estimated at approximately $2.0 million), and (v) debt service. We believe Eldorado’s capital resources are adequate to meet its obligations, including the funding of its debt service, until April 15, 2014 when Resorts’ 9% Notes become due and payable and we will be required to refinance the indebtedness evidenced by the bonds, and recurring capital expenditures. We believe Eldorado-Shreveport’s capital resources are adequate to meet its obligations, including the funding of its debt service, until August 1, 2012 when the Louisiana Partnership’s New Shreveport Notes become due and payable and we will be required to refinance the indebtedness evidenced by the bonds, and recurring capital expenditures. Eldorado-Shreveport is planning to spend approximately $10.0 million for capital expenditures during 2009. Anticipated expenditures include costs associated with purchases of slot machines, hotel room and buffet renovations, other general facility renovations and other operating equipment.

At December 31, 2009, Resorts had outstanding $64.5 million in aggregate principal amount of the 9% Notes and the Louisiana Partnership had outstanding (i) $124.5 million in aggregate principal amount of the New Shreveport Notes, and (ii) $19.3 million of 13% Preferred Equity Interest.

At December 31, 2009, Eldorado had $11.7 million of cash and cash equivalents at Eldorado-Reno and, after giving effect to then outstanding borrowings, it had approximately $16.0 million of borrowing capacity under Resorts’ credit facility. Resorts’ credit facility is a senior secured revolving credit facility with a maturity date of February 28, 2011. On March 13, 2009, the credit facility was amended to reduce to $20.0 million, as of that date, and further reduce by $1.0 million at the end of each quarter thereafter, the amount of credit available under the facility. Borrowings under the credit facility bear interest, at Resorts’ option, at either (i) the greater of (a) the rate publicly announced from time to time by Bank of America as its “Prime Rate” or (b) the Federal Funds Rate plus

..50% (“Base Rate”) or (ii) a Eurodollar rate determined in accordance with the credit facility. The credit facility is secured by substantially all of Eldorado-Reno’s real property. The credit facility includes various restrictions and other covenants that are applicable to Resorts and its restricted subsidiaries including: (i) restrictions on the disposition of property, (ii) restrictions on investments and acquisitions, (iii) restrictions on distributions to members of Eldorado, (iv) restrictions on the incurrence of liens and negative pledges, (v) restrictions on the incurrence of indebtedness and the issuance of guarantees, (vi) restrictions on transactions with affiliates and, (vii) restrictions on annual capital expenditures including capital leases. The credit facility contains financial covenants including a maximum total debt to EBITDA ratio, a maximum senior secured debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum equity requirement. On November 13, 2007, Resorts, Bank of America, N.A., and Capital One, N.A. executed an amendment to the credit facility that waived a default under the covenant relating to distributions and reduced the minimum ratio of EBITDA to fixed charges from 1.25 to 1.1 under the credit facility with retroactive effect for the quarter ended September 30, 2007 and for each subsequent quarter through and including the quarter ending June 30, 2008. On March 28, 2008, Resorts, Bank of America, N.A., U.S. Bank, N.A. and Capital One, N.A. executed an amendment to the credit facility that waived the default under the covenant relating to distributions and further reduced the minimum ratio of EBITDA to fixed charges from 1.1 to 1.0 under the credit facility with retroactive effect for the quarter ended December 31, 2007 and for each subsequent quarter through and including the quarter ending June 30, 2008. The aforementioned March 13, 2009 amendment to the credit facility retroactively reset the minimum members’ equity to $90.0 million at December 31, 2008, kept the total debt to EBITDA ratio at 4.0 to 1.0 through December 31, 2010, and eliminated from the EBITDA calculation the $6.8 million in expenses incurred in the fourth quarter of 2008 in connection with the Evansville transaction. These changes were retroactive for the quarter ended December 31, 2008. As of the date of the amendment, the amount of credit available pursuant to the credit facility was reduced to $20.0 million and, by its terms, that amount reduces by an additional $1.0 million at the end of each subsequent quarter, beginning with the quarter ending March 31, 2009 until maturity. On May 8, 2009, Resorts, Bank of America, N.A., U.S. Bank, N.A. and Capital One, N.A. executed a further amendment to the credit facility that retroactively reset the minimum member’s equity to $80.0 million at March 31, 2009 thus curing a default at March 31, 2009 under the facility’s financial covenant relating to minimum member’s equity. There was no indebtedness outstanding under the credit facility as of December 31, 2009.

In addition to the covenants in the credit facility that require the maintenance of certain financial ratios, the credit facility contains other covenants imposing limitations on additional debt, dispositions of property, liens, change of control and mergers and similar transactions. As of December 31, 2009, Resorts was in compliance with all of the covenants under the credit facility.

On May 12, 2009, Resorts and Newport Global Advisors L.P. (“Newport”) executed an agreement (the “Newport Agreement”) pursuant to which Resorts was entitled to make a written request to Newport for a loan on the terms and subject to conditions set forth in the Newport Agreement. In accordance with the terms of the Newport Agreement, Resorts paid Newport $25,000 for its commitment. No request for a loan was ever made under the Newport Agreement, which was terminated effective August 18, 2009.

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

9% Senior Notes due 2014

On April 20, 2004, Resorts and Capital issued $64.7 million original principal amount of the 9% Notes which are unsecured senior obligations due April 15, 2014. As of December 31, 2009, Resorts had outstanding $64.5 million in aggregate principal amount of the 9% Notes. Interest on the 9% Notes is payable semi-annually on April 15 and October 15, beginning on October 15, 2004. Resorts may redeem the 9% Notes, in whole or in part, upon not less than 30 days notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and Liquidated Damages (as defined), if any, to the applicable redemption date if redeemed during the 12-month period beginning on April 15 of the years indicated:

Year	Percentage
2010	103.00
2011	101.50
2012	100.00
2013 and thereafter	100.00

Upon a change of control event, each holder of the 9% Notes may require Resorts to repurchase all or a portion of its 9% Notes at a purchase price equal to 101% of the principal amount of the 9% Notes, plus accrued interest. The indenture relating to the 9% Notes contains covenants applicable to Resorts and its restricted subsidiaries that, among other things, limit our ability and, in certain instances, the ability of our restricted subsidiaries, to incur indebtedness, make distributions to the holders of our equity, purchase our equity securities, make payments on our subordinated indebtedness other than in accordance with the original terms thereof, incur liens, and merge, consolidate or transfer all or substantially all of our assets. These covenants are subject to a number of important qualifications and exceptions. As of December 31, 2009, Resorts was in compliance with all of these covenants.

10% First Mortgage Notes due 2012

Pursuant to the Plan, on July 21, 2005, the Louisiana Partnership and Shreveport Capital (together, the “Shreveport Issuers”) co-issued $140 million of New Shreveport Notes, which provide for interest at the rate of

10% per annum and become due and payable in 2012, and $150 million principal amount 13% first mortgage notes with contingent interest due 2006 and $39 million principal amount 13% senior secured notes with contingent interest due 2006 were cancelled. Interest on the New Shreveport Notes accrues from June 30, 2005 and is payable semiannually each February 1 and August 1, commencing February 1, 2006. Such interest is payable in cash or, at our option, through the issuance of additional New Shreveport Notes for all or a portion of the amount of interest then due. However, this option to issue additional New Shreveport Notes in lieu of cash payments for interest may only be made for four semiannual interest payments (which need not be consecutive) and, with limited exceptions, may not be made once a “Preferred Capital Contribution Amount”, as defined below, has been redeemed or otherwise acquired by the Shreveport Issuers. On February 1 and August 1, 2006, respectively, the Shreveport Issuers issued $8.2 million and $7.4 million of additional New Shreveport Notes due 2012 in lieu of making the cash interest payments. Since February 1, 2007, the Louisiana Partnership has paid in cash all of its semiannual interest payments with respect to the New Shreveport Notes.

The New Shreveport Notes were not redeemable prior to August 1, 2009. On or after August 1, 2009, the Louisiana Partnership may redeem the New Shreveport Notes at the following redemption prices (expressed as a percentage of principal amount) plus any accrued and unpaid interest:

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

The New Shreveport Notes were issued under an Amended and Restated Indenture, dated as of July 21, 2005, by and among the Shreveport Issuers and U.S. Bank National Association, as trustee (as amended, the “Shreveport Indenture”). The Shreveport Indenture includes covenants that, among other things, impose restrictions (subject to certain exceptions) on the Louisiana Partnership’s ability and its “Restricted Subsidiaries” (as defined in the Shreveport Indenture) to declare or pay distributions on account of their equity interests, purchase or otherwise acquire their equity interests, make certain payments on or with respect to pari passu or subordinated indebtedness, make investments, sell their assets, incur liens, engage in transactions with their affiliates, incur indebtedness and issue preferred equity. The New Shreveport Notes are secured by a first priority security interest in substantially all of the Louisiana Partnership’s current and future assets. The liens of the holders of the previously outstanding First Mortgage Notes and Senior Secured Notes under the related indentures and collateral documents were amended and restated and continue as first priority liens securing the New Shreveport Notes. In addition, ES#1 and ES#2 have pledged their interests in the Louisiana Partnership, and Resorts has pledged its interests in ES#1 and ES#2, for the benefit of the holders of the New Shreveport Notes.

In June 2009, the Louisiana Partnership solicited consents from the holders of the New Shreveport Notes to modify the Shreveport Indenture with respect to the allowance of certain “Restricted Payments” (as defined in the Shreveport Indenture). A sufficient number of consents were obtained to allow for the modification, which became effective on June 29, 2009. Holders of the New Shreveport Notes approving the consent were paid a fee in the amount of $2.50 for every $1,000 of New Shreveport Notes held. The consent fee, which amounted to $0.4 million, has been reflected as a deferred financing cost and is being amortized over the remaining term of the New Shreveport Notes. Costs associated with obtaining the consents amounting to $37,000 have been expensed as incurred.

Preferred Return on Preferred Capital Contribution Amount

On July 21, 2005, SGH acquired a 25% non-voting partnership equity interest and a $20 million preferred equity interest in the Louisiana Partnership pursuant to the Plan. On July 22, 2005, ES#1 converted 55,006 shares of the common stock of SGH into (i) a 1.4% non-voting partnership interest in the Louisiana Partnership (reducing SGH’s interest to 23.6%) and (ii) the right to distributions by the Louisiana Partnership in respect of $1.12 million of the preferred equity interests of SGH (reducing the amount retained by SGH to $18.88 million). The preferred equity interest was initially valued at its face amount of $20 million. On December 19, 2007, Resorts exercised an available call option to require SGH to sell to the Louisiana Partnership all of its remaining 23.6% non-voting interest in the Louisiana Partnership. The Call Purchase Price of $9.3 million was paid on March 20, 2008. The payment was recorded during the first quarter of 2008 as a charge to partners’ equity for the redemption of non-voting partnership equity interests.

The Louisiana Partnership’s Fourth Amended and Restated Joint Venture Agreement, dated as of July 21, 2005, as amended by a Fifth Amended and Restated Joint Venture Agreement, dated as of July 22, 2005 (the “Joint Venture Agreement”), provides for a “Preferred Return” (as defined) on the “Preferred Capital Contribution Amount” (as defined) to SGH, and each transferee of any of SGH’s interest in the Louisiana Partnership that becomes a partner in the Louisiana Partnership in accordance with the Joint Venture Agreement (each an “SGH Transferee”). As defined in the Joint Venture Agreement, “Preferred Capital Contribution Amount” means $20 million, less the cumulative amounts distributed from time to time in payment of the Preferred Capital Contribution Amount. As defined in the Joint Venture Agreement, “Preferred Return” means an amount calculated in the same manner as interest on a loan accruing daily from June 30, 2005, at an annual rate of 13% (based upon a 365- or 366- day year, as applicable), compounded quarterly on the last day of each fiscal quarter of each applicable year, taking into account distributions of Preferred Return made pursuant to the Joint Venture Agreement as if they were payments of interest and distributions in payment of the Preferred Capital Contribution Amount made pursuant to the Joint Venture Agreement as if they were payments of principal. As of December 31, 2009 and 2008, accrued interest with respect to the Preferred Capital Contribution Amount was $433,000 for both periods, of which $24,000 for both periods, was payable to ES#1.

Prior to July 22, 2013, the Joint Venture Agreement permits, but does not require, the Louisiana Partnership’s managing partner, ES#1, to make annual distributions in payment of the Preferred Return and the Preferred Capital Contribution Amount from our “Distributable Cash Flow” (as defined) remaining after all distributions required to be made with respect to the current and all prior fiscal years, including any required tax distributions. On July 22, 2013, the Louisiana Partnership will be required by the Joint Venture Agreement to distribute to SGH and any SGH Transferees (collectively, the “Preferred Return Partners”) amounts sufficient to (i) pay all accrued Preferred Return not previously paid and (ii) pay the remaining Preferred Capital Contribution Amount. Except as otherwise provided in the Joint Venture Agreement, no distributions other than payments of the Preferred Return and payments of the Preferred Capital Contribution Amount will be made to the Louisiana Partnership’s partners on account of their interests in the Louisiana Partnership unless sufficient distributions have been made to the Preferred Return Partners such that the Preferred Return Partners have received all accrued Preferred Return and the Preferred Capital Contribution Amount has been reduced to zero. Failure to pay the Preferred Return and the Preferred Capital Contribution Amount in full on or before July 22, 2013 will give rise to the right to terminate the Louisiana Partnership’s management agreement with Resorts.

Eldorado-Shreveport Management Agreement

On July 22, 2005, Resorts and the Louisiana Partnership entered into a management agreement (the “Management Agreement”) pursuant to which Resorts, as the Louisiana Partnership’s exclusive agent, manages the Eldorado-Shreveport. For its services, Resorts is entitled to receive a base management fee of $2.5 million annually, payable in quarterly installments of $625,000 each on October 22, January 22, April 22 and July 22 of each year during the term of the Management Agreement, beginning October 22, 2005. Payment of the base management fee has priority over the payment of any interest due on the New Shreveport Notes. Resorts is also entitled to an incentive fee equal to the sum of (i) 15% of the amount, if any, by which “EBITDA” (as defined in the Management Agreement) for any calendar year during the term of the Management Agreement exceeds $20 million and (ii) an additional 5% of the amount, if any, by which “EBITDA” (as defined in the Management Agreement) for any such calendar year exceeds $25 million.

Newport Global Transaction

Resorts entered into an Amended and Restated Purchase Agreement, dated as of July 20, 2007 (the “Purchase Agreement”), with NGA AcquisitionCo LLC, a wholly owned subsidiary of NGA HoldCo, LLC (“NGA”), and Donald L. Carano, who is the presiding member of Eldorado’s Board of Managers and the Chief Executive Officer of Eldorado, and then held the same positions with Resorts (“Carano”), pursuant to which NGA agreed, subject to the terms and conditions of the Purchase Agreement, to acquire a 17.0359% equity interest in Resorts (the “17.0359% Interest”), including a new 14.47% equity interest to be acquired directly from Resorts (the “14.47% Interest”) and an outstanding 3% membership interest (that, as a result of the issuance of the 14.47% Interest, reduced to a 2.5659% interest) to be acquired from Carano. Upon completion of the NGA transaction, which occurred on December 14, 2007, Carano or members of his family continued to own 51% of Resorts and Carano continued in his roles in the management of Resorts.

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

Commitments and Contingencies

City of Shreveport Ground Lease and Admission Fees

The Louisiana Partnership entered into a ground lease with the City of Shreveport for the land on which Eldorado-Shreveport was built. The lease has an initial term ending December 20, 2010 with subsequent renewals for up to an additional 40 years. Base rental payments under the lease began when construction commenced and were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continues at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. The annual base rental payment will increase by 15% during each of the second, third, fourth and fifth five-year renewal terms with no further increases. The base rental portion of the ground lease is being amortized on a straight-line basis. In addition to the base rent, the Louisiana Partnership pays a monthly percentage rent equal to the greater of (1) $500,000 per year or (2) the sum of 1% of the Louisiana Partnership’s adjusted gross revenues and the amount by which 50% of the net income from Eldorado-Shreveport’s parking facilities exceeds a specified parking income credit. Ground lease rentals amounted to approximately $2.1 million during both 2009 and 2008, including percentage rentals amounting to $1.5 million in both years.

In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the Bossier Parish School Board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. In May 2005, a settlement agreement was approved by the Bankruptcy Court pursuant to which the Louisiana Partnership began paying a percentage of its Net Gaming Proceeds, as defined, in the amount of .3% during 2006, which increased to .4% effective January 1, 2007 and increased to .5% after 2007. Such payments are in addition to the payments under the ground lease and are in lieu of both admission fees and any sales or use tax for complimentary goods or services. Such payments in lieu of admission fees and school taxes amounted to $6.8 million and $6.7 million for the years ended December 31, 2009 and 2008, respectively.

Contractual Commitments

The following table summarizes our estimated contractual payments, as of December 31, 2009 (in thousands).

Payment due by Period	Long-Term Debt Instruments	Interest payments on long-term debt (1)	Preferred Equity Interest (2)	Capital Leases	Operating Leases (3)	Total
2010	$—	$18,251	$—	$259	$703	$19,213
2011	—	18,251	—	259	320	18,830
2012	124,483	13,067	—	259	196	138,005
2013	—	5,803	—	236	148	6,187
2014	64,475	1,653	19,313	102	140	85,683
Thereafter	—	—	—	—	128	128

Total	$188,958	$57,025	$19,313	$1,115	$1,635	$268,046

(1)	Interest payments assume that the Louisiana Partnership did not utilize the provision under the New Indenture allowing the Louisiana Partnership to issue additional New Shreveport Notes in lieu of making interest payments. The Louisiana Partnership has the option of doing this two more times.
(2)	Includes interest of $433.
(3)	Includes ground lease; base fee, cash payment only.

The repayment of Resorts’ long-term debt, which consists of indebtedness under its credit facility, which was $0 as of December 31, 2009, and indebtedness evidenced by the 9% Notes, is subject to acceleration upon the occurrence of an event of default under the credit facility or the indenture relating to the 9% Notes.

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

Eldorado routinely enters into operational contracts in the ordinary course of its business, including construction contracts for minor projects that are not material to our business or financial condition as a whole. Our commitments relating to these contracts are recognized as liabilities in our consolidated balance sheets when services are provided with respect to such contracts.

The Louisiana Partnership leases retail space located across the street from the casino/hotel complex to unrelated retail tenants. Rental revenue during 2009 amounted to less than $0.1 million. There are currently three tenants renting retail space under rental agreements expiring at various dates between 2010 and 2011, some of which have optional renewal periods. Rental payments are comprised of fixed monthly amounts, percentage rentals and common area maintenance payments.

ITEM 7B.	Quantative and Qualitative Disclosure About Market Risk.

Not applicable.

ITEM 8.	Financial Statements and Supplementary Data.

Reference is made to the reports of Deloitte & Touche, LLP and the audited financial statements of the Company, audited financial statements of Eldorado HoldCo, LLC, and audited financial statements of Circus and Eldorado Joint Venture appearing on pages F-2 through F-54 of this annual report, which are incorporated in this Item 8 by this reference.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.(T).	Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures are effective.

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

Our management evaluated the internal control over financial reporting using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation as of December 31, 2009, management has concluded that the Company’s internal control over financial reporting is effective based on those criteria.

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

Each of the Company’s managers is the owner of an equity interest in VoteCo, which holds all of the Company’s voting equity, and collectively they own all of VoteCo’s equity interests. Because of the Company’s structure, which gives all of its voting power to VoteCo, and because the Company pays no compensation, it believes the attribute that best qualifies each of the Company’s managers to hold his position as a manager of the Company is his equity interest in VoteCo. Moreover, each individual has company and industry knowledge and experience which further qualifies each of the Company’s managers to hold his position.

The following table sets forth information as of the date of this report, regarding each manager of the Company and each manager of Resorts.

Name	Age	Position(s)
Thomas R. Reeg(1)	38	Manager of the Company and Resorts and Operating
		Manager of the Company
Timothy T. Janszen(2)	45	Manager of the Company
Ryan Langdon(3)	37	Manager of the Company
Roger A. May(4)	44	Manager of the Company
Donald L. Carano(5)	77	Manager of Resorts
Gary L. Carano(6)	56	Manager of Resorts
Raymond J. Poncia, Jr.(7)	75	Manager of Resorts

(1)	Mr. Reeg has been a manager of the Company since January 11, 2007 and its operating manager since July 1, 2007. In his capacity as the Company’s Operating Manager, Mr. Reeg performs certain services for the Company commonly performed by a principal executive officer. Mr. Reeg is the designated representative of AcquisitionCo, which became a member of Resorts’ board of managers upon the closing of the Company’s acquisition of its interest in Resorts on December 14, 2007 and a member of Eldorado’s board of managers effective April 1, 2009 when Resorts became the wholly owned subsidiary of Eldorado.
(2)	Mr. Janszen has been a manager of the Company since July 1, 2007.
(3)	Mr. Langdon has been a manager of the Company since July 1, 2007.
(4)	Mr. May has been a manager of the Company since July 1, 2007. In his capacity as a manager of the Company, Mr. May performs certain services for the Company commonly performed by a principal financial officer.
(5)	Mr. Carano is the designated representative of Recreational Enterprises, Inc., a Nevada corporation, which has been a member of Resorts’ board of managers since 1996 and a member of Eldorado’s board of managers since April 1, 2009 when Resorts became the wholly owned subsidiary of Eldorado.
(6)	Mr. Carano has been a member of Resorts’ board of managers since 1996 and a member of Eldorado’s board of managers since April 1, 2009 when Resorts became the wholly owned subsidiary of Eldorado.
(7)	Mr. Poncia is the designated representative of Hotel-Casino Management, Inc., a Nevada corporation, which has been a member of Resorts’ board of managers since 1996 and a member of Eldorado’s board of managers since April 1, 2009 when Resorts became the wholly owned subsidiary of Eldorado.

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

Donald L. Carano. Mr. Carano has been a manager of Resorts since 1996 and a manager of Eldorado since April 1, 2009 when Resorts became the wholly owned subsidiary of Eldorado. Mr. Carano has served as Chief Executive Officer of, and has owned a controlling interest in, Resorts or its predecessor since 1973 and Eldorado since April 1, 2009, when Resorts became the wholly owned subsidiary of Eldorado. Previously, he was an attorney with the firm of McDonald Carano Wilson LLP, with which he maintains an “of counsel” relationship. Mr. Carano has been involved in the gaming industry and has been a licensed casino operator since 1969. Also, since 1984, Mr. Carano has been the Chief Executive Officer of the Ferrari Carano Winery. He is the father of Gary Carano. He is also the father of Gene and Gregg Carano and is married to Rhonda Carano, each of whom is employed by Eldorado-Reno in an executive or senior management position.

Gary L. Carano. Mr. Carano has been the designated representative of Recreational Enterprises, Inc., a manager of Eldorado, since 1996 and, in that capacity served on the board of managers of Resorts and, since April 1, 2009 when Resorts became the wholly owned subsidiary of Eldorado, has served on the board of managers of Eldorado. Mr. Carano has served as General Manager of the Silver Legacy since 1995.

Mr. Carano has served as President and Chief Operating Officer of Resorts since 2004 and Eldorado since April 1, 2009, when Resorts became the wholly owned subsidiary of Eldorado. Previously, he served as Assistant General Manager, General Manager and Chief Operating Officer of the Eldorado from 1980 to 1994. Mr. Carano holds a Bachelors Degree in Business Administration from the University of Nevada, Reno.

Raymond J. Poncia, Jr. Mr. Poncia has been the designated representative of Hotel-Casino Management, Inc., since 1996 and, in that capacity served on the board of managers of Resorts and, since April 1, 2009 when Resorts became the wholly owned subsidiary of Eldorado, has served on the board of managers of Eldorado. Mr. Poncia has had an ownership interest in the Eldorado-Reno since 1973 and has been involved in the gaming industry since 1968. He has been involved with the Eldorado-Reno in the areas of development, architectural and interior design, construction financing and business planning. Mr. Poncia received his architectural degree from Case-Reserve University and has been a licensed architect in private practice since 1960.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our managers, executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, the “reporting persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports. Based on written representations received from our reporting persons, we believe that no filings were required to be made by those reporting persons for the period January 1, 2009 through December 31, 2009.

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

The Company’s managers, including its Operating Manager, are not entitled to compensation from the Company for any services rendered to or on behalf of the Company, or otherwise, in their capacities as managers of the Company and, accordingly, no compensation for such services has been paid to the Company’s managers by or on behalf of the Company. The Company’s managers, including the Operating Manager, also are not compensated by or on behalf of the Company for any other services they provide to the Company, including the services performed by Mr. Reeg that are commonly performed by a principal executive officer and the services performed by Mr. May that are commonly performed by a principal financial officer or a principal accounting officer. The Company’s managers are entitled to reimbursement from the first available funds of the Company for direct out-of-pocket costs and expenses they incur on behalf of the Company that directly relate to the business and affairs of the Company. The Company does not have any named executive officers other than its Operating Manager, Thomas R. Reeg, who during the year ended December 31, 2009 performed services for the Company commonly performed by a principal executive officer, for which Mr. Reeg received no compensation from the Company. Roger A. May, a Manager of the Company, performed services for the Company during the year ended December 31, 2009 commonly performed by a principal financial officer, for which Mr. May received no compensation from the Company.

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

The following table sets forth, as of the date of this report, information regarding the beneficial ownership by each of the Company’s managers, Thomas R. Reeg, Timothy T. Janszen, Ryan Langdon and Roger A. May, of each class of equity securities of the Company, the Company’s parent or the Company’s subsidiaries of which he owns any beneficial interest. Mr. Reeg, who is the Company’s operating manager, and performs services for the Company commonly performed by a principal financial officer, is the Company’s only named executive officer.

Name of Company Manager(1)	Title of Class of Securities	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Thomas R. Reeg(3)	VoteCo Units Company Class A Units Blocker Units AcquisitionCo Units	30 Units (4) 1 Unit (5) 100 Units (6) 100 Units (7)	30.0 100 100 100	%(4) %(5) %(6) %(7)
Timothy T. Janszen(8)	VoteCo Units Company Class A Units Blocker Units AcquisitionCo Units	30 Units (9) 1 Unit (5) 100 Units (6) 100 Units (7)	30.0 100 100 100	%(4) %(5) %(6) %(7)
Ryan Langdon(10)	VoteCo Units Company Class A Units Blocker Units AcquisitionCo Units	30 Units (11) 1 Unit (5) 100 Units (6) 100 Units (7)	30.0 100 100 100	%(4) %(5) %(6) %(7)
Roger A. May(12)	VoteCo Units Company Class A Units Blocker Units AcquisitionCo Units	10 Units (13) 1 Unit (5) 100 Units (6) 100 Units (7)	10 100 100 100	%(4) %(5) %(6) %(7)
Company Managers and Executive Officers of the Company as a Group (4 persons)(14)
	Company Class A Units	1 Unit (5)	100	%(5)
	Blocker Units	100 Units (6)	100	%(6)
	AcquisitionCo Units	100 Units (7)	100	%(7)

(1)	The address for each manager of the Company is:

c/o Newport Global Advisors LP

21 Waterway Avenue, Suite 150

The Woodlands, TX 77380

(2)	Beneficial ownership is determined in accordance with the Exchange Act, as amended, and the rules and regulations promulgated thereunder.
(3)	Thomas R. Reeg is the operating manager of VoteCo, the Company, Blocker and AcquisitionCo. Mr. Reeg performs services for the Company commonly performed by a principal executive officer.
(4)	Thomas R. Reeg is the listed owner of these securities.
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

Equity Compensation Plans

The following tables set forth certain information relating to equity compensation plans as of December 31, 2009 for the Company, which has no equity compensation plan.

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

The Board of Managers of Eldorado has determined that no member of Eldorado’s Board of Managers is “independent” as that term is defined under current rules of the NYSE. None of Eldorado’s securities are listed on the NYSE or any other national securities exchange or any national securities association, nor is there any current intention to so list any securities of Resorts in the future.

Company’s Parent

The Company’s only parent is VoteCo, which holds 100% of the voting securities of the Company. The equity owners of VoteCo are Thomas R. Reeg, Timothy T. Janszen and Ryan Langdon, each of whom owns a 30% interest, and Roger A. May, who owns a 10% interest.

Related Transactions

Until July 1, 1996, Resorts had historically paid a management fee to each of Recreational Enterprises, Inc. and Hotel Casino Management, Inc. A portion of these fees represented compensation for services provided to Resorts by certain members of the Carano family. Effective July 1, 1996, Resorts entered into a new management agreement (the “Eldorado Management Agreement”) with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. which provides that Recreational Enterprises, Inc. and Hotel Casino Management, Inc. (collectively, the “Managers”) will, among other things, (a) develop strategic plans for Resorts’ business, including preparing annual budgets and capital expenditure plans, (b) provide advice and oversight with respect to financial matters of Resorts, (c) establish and oversee the operation of financial accounting systems and controls and regularly review Resorts’ financial reports, (d) provide planning, design and architectural services to Resorts and (e) furnish advice and recommendations with respect to certain other aspects of Resorts’ operations. In consideration for such services, Resorts pays to the Managers a management fee not to exceed 1.5% of Resorts’ annual net revenues. There is no minimum payment required to be paid to the Managers pursuant the Eldorado Management Agreement. The current term of the Eldorado Management Agreement continues in effect until July 1, 2011 after which it will be automatically renewed for additional three-year terms until terminated by one of the parties. Resorts paid no management fees to the Managers in 2009. In 2008, it paid management fees to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. of $328,000 and $172,000, respectively. There can be no assurance that the terms of the Eldorado Management Agreement are at least as favorable to Resorts as could be obtained from unaffiliated third parties. Recreational Enterprises, Inc. is beneficially owned by members of the Carano family and Hotel Casino Management, Inc. is beneficially owned by members of the Poncia family. Donald M. Carano and Raymond J. Poncia, Jr. are members of Resorts’ and Eldorado’s boards of managers.

Resorts owns the parcel on which Eldorado-Reno is located, except for approximately 30,000 square feet which is leased from C, S and Y Associates, a general partnership of which Donald Carano is a general partner (the “C, S and Y Lease”). The C, S and Y Lease expires on June 30, 2027. Annual rent is payable in an amount equal to the greater of (i) $400,000 or (ii) an amount based on a decreasing percentage of Eldorado-Reno’s gross gaming revenues for the year ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75 million. In 2009 and 2008, the rent paid pursuant to the C, S and Y Lease, totaled approximately $605,000 and $624,000, respectively. In the opinion of Eldorado’s management, the terms of the C, S and Y Lease are at least as favorable to Resorts as could have been obtained from unaffiliated third parties.

Eldorado currently retains the firm of McDonald Carano Wilson LLP (“McDonald Carano”) in connection with a variety of legal matters. Donald Carano was an attorney with McDonald Carano from 1961 until 1980. Mr. Carano has maintained an “of counsel” relationship with McDonald Carano, but is not involved in the active practice of law or in the representation of Resorts or any of its affiliates as an attorney. Mr. Carano receives no compensation from McDonald Carano. In the opinion of Eldorado’s management, the fees paid to McDonald Carano are at least as favorable to Eldorado as could be obtained from any other law firm for comparable services.

Resorts owns a 21.25% interest in Tamarack Crossings, LLC, a Nevada limited liability company, which owns and operates Tamarack Junction (“Tamarack”), a small casino in south Reno, Nevada. Resorts has a nontransferable option to purchase from Donald Carano, at a purchase price equal to his cost plus any undistributed income attributable thereto (which amounted to approximately $2.6 million at December 31, 2009), an additional 10.0% interest in Tamarack Crossings, LLC, which is exercisable until June 30, 2010. Donald Carano currently owns a 26.25% interest in Tamarack Crossings, LLC. Four members of Tamarck Crossings, LLC, including Resorts and three unaffiliated third parties, manage the business and affairs of the Tamarack. At December 31, 2009 and 2008, Resorts’ financial investment in Tamarack Crossings, LLC was $5.5 million and $5.3 million, respectively. Resorts’ capital contribution to Tamarack Crossings, LLC represents its proportionate share of the total capital contributions of the members. Additional capital contributions of the members, including Resorts, may be required for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings.

From time to time Eldorado leases aircraft owned by Recreational Enterprises, Inc., for use in operating its business. In 2009 and 2008, the lease payments made by Eldorado for use of the aircraft totaled approximately $0.9 million and $1.2 million, respectively. In the opinion of Eldorado’s management, the lease terms were at least as favorable as could have been obtained from an unaffiliated third party.

From time to time Eldorado leases a yacht owned by Sierra Adventure Equipment, a limited liability company beneficially owned by Recreational Enterprises, Inc., for use in operating its business. In 2009 and 2008, the lease payments made by Eldorado for use of the yacht totaled approximately $2,500 and $81,500, respectively. In the opinion of Eldorado’s management, the lease terms were at least as favorable as could have been obtained from an unaffiliated third party.

Eldorado occasionally purchases wine and firewood directly from the Ferrari Carano Winery, which is owned by Recreational Enterprises, Inc. and Donald Carano. The firewood is used in Eldorado-Reno’s various wood burning ovens while wine purchases are sent directly to customers in appreciation of their patronage. In 2009 and 2008, Eldorado spent approximately $43,000 and $63,500, respectively, for these products. In the opinion of Eldorado’s management, the purchases were on terms as least as favorable as could have been obtained from an unaffiliated third party.

No distributions were made by Silver Legacy to its partners, and no distributions were made by Eldorado or Resorts to its members, during the year ended December 31, 2009. In 2008, Resorts made distributions of $2.4 million to its members for income taxes, including a $1.2 million tax distribution in January 2008 relating to the year 2007, and Silver Legacy made a special distribution in the amount of $10 million, of which $5 million was paid to each of its partners, in March 2008.

The information included in Item 1 of this report under the subcaption “The Resorts Transaction” is incorporated herein by this reference.

In April 2008, the Silver Legacy and Eldorado began combining certain back-of-the-house and administrative departmental operations, including purchasing, advertising, information systems, surveillance and engineering of the Eldorado and Silver Legacy in an effort to achieve payroll cost savings synergies at both properties. Payroll costs associated with the combined operations are shared equally and are billed at cost plus an estimated allocation for related benefits and taxes. During 2009 and 2008, the Silver Legacy reimbursed Eldorado $543,000 and $129,200, respectively, for Silver Legacy’s allocable portion of the shared administrative services costs associated with the operations performed at the Eldorado and the Eldorado reimbursed the Silver Legacy $143,300 and $30,100, respectively, for Eldorado’s allocable portion of the shared administrative services costs associated with the operations performed at Silver Legacy.

Eldorado’s identification and review of related party transactions is not covered by any formal policies or procedures but is accomplished through informal discussion and examination among executive management and Eldorado’s Board of Managers. Transactions with related parties are subjected to the prior review of management and its Board of Managers. Related party transactions typically involve various transactions with Eldorado’s affiliates, or entities in which an affiliate of Eldorado has an interest, that generally provide Eldorado with an opportunity to obtain favorable terms and/or premium products. However, all of Eldorado’s related party transactions are reviewed to ensure that the terms are at least as favorable to Eldorado as those obtainable from an unaffiliated third party. According to Eldorado’s management, there has not been any transaction since the beginning of the Company’s last fiscal year that would be required to be reported pursuant to Items 404(a) of Securities and Exchange Commission Regulation S-K if Eldorado were subject to the periodic reporting requirements under the Securities Exchange Act of 1934 that was not so reviewed and approved.

Newport Financing Commitment

On May 12, 2009, Resorts and Newport, an affiliate of the Company, executed an agreement (the “Agreement”) pursuant to which Resorts could, at any time it believed that it might in the reasonably foreseeable future be in default of any of certain provisions of its credit facility, make a written request to Newport for a loan. However, a loan request could not be made after the earlier of the first anniversary of the Agreement, or the maturity date of Resorts’ credit facility (including, for this purpose, any amendments, replacements or extensions thereof). Newport was obligated, within ten days after a written request therefor, to make a loan to Resorts in the amount requested, subject to the limitation in the Agreement on the amount that Resorts was permitted to borrow. Any loan under the Agreement was to bear interest at a rate mutually determined by Resorts and Newport.

Resorts paid Newport $25,000 commitment fee at the time the Agreement was executed by the parties. No request for a loan was ever made pursuant to the Agreement, which was terminated on August 18, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed by Deloitte & Touche LLP (“Deloitte”), the Company’s principal accounting firm, to the Company for the fiscal years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
Audit Fees (1)	$132,000	$164,000
Tax Fees (2)	—	5,000

	$132,000	$169,000

(1)	Audit Fees. This category includes fees and expenses billed by Deloitte for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s filings with the Securities and Exchange Commission, including its quarterly and annual reports filed pursuant to Section 13 of the Securities Exchange Act of 1934, as amended.
(2)	Tax Fees. This category includes fees and expenses billed by Deloitte for tax compliance and preparation services.

The Board of Managers has established pre-approval policies and procedures pursuant to which the Board of Managers approves the services provided by our principal accounting firm. The services provided to us by our principal accounting firm in 2009 and 2008 were pre-approved by our Board of Managers. Consistent with the Board of Managers’ responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Board of Managers. Requests or applications to provide services that require specific approval by the Board of Managers will be submitted to the Board of Managers by both the independent auditor and Roger A. May, who performs for the Company the services commonly performed by a principal financial officer. Mr. May will immediately report to the Board of Managers any breach of this policy that comes to his attention.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed with, or incorporated by reference in, this report.

Exhibit No.	Description
2.1	Subscription Agreement for Class A Unit dated May 31, 2007 (Incorporated by reference to Exhibit No. 2.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

2.2	Subscription Agreement for Class B Units dated May 31, 2007 (Incorporated by reference to Exhibit No. 2.2 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

3.1	Articles of Organization of NGA HoldCo LLC, dated as of January 4, 2007 (Incorporated by reference to Exhibit No. 3.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

3.2	Amended and Restated Operating Agreement of NGA HoldCo LLC (Incorporated by reference to Exhibit No. 3.2 to Amendment No. 1 to the Company’s registration statement on Form 10-SB filed with the SEC on August 31, 2007 – SEC File No. 000-52734)

4.1	Operating Agreement of Eldorado HoldCo LLC, dated as of April 1, 2009 (Incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2009 – SEC File No. 000-52734)

4.2	Amended and Restated Operating Agreement of Eldorado Resorts LLC dated as of December 14, 2007 (Incorporated by reference to Exhibit No. 4.1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

4.3	Amended and Restated Operating Agreement of Eldorado Resorts LLC, dated as of April 1, 2009 (Incorporated by reference to Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2009 – SEC File No. 000-52734)

10.1	Amended and Restated Purchase Agreement dated as of July 20, 2007 by and among Eldorado Resorts LLC, AcquisitionCo LLC and Donald L. Carano (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s registration statement on Form 10-SB filed with the SEC on August 31, 2007 – SEC File No. 000-52734)

10.2	Put-Call Agreement dated as of December 14, 2007 (Incorporated by reference to Exhibit No. 10.2 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

10.3	Registration Rights Agreement dated as of December 14, 2007 (Incorporated by reference to Exhibit No. 10.3 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

10.4	Assignment and Assumption of Registration Rights Agreement

10.5	Indenture dated April 20, 2004, between Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Resorts’ Form 10-Q for the quarterly period ended March 31, 2004 SEC - File No. 333-11811)

10.6	Supplemental Indenture, dated August 11, 2005, by and among Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.38 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.7	Second Supplemental Indenture, dated November 21, 2006, by and among Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.39 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

Exhibit No.	Description
10.8	Supplemental Indenture, dated as of November 20, 2007 (Incorporated by reference to Exhibit No. 10.7 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

10.9	Environmental Indemnity, entered into as of March 5, 2002 (Incorporated by reference to Exhibit 10.10.6 to Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.10	Loan and Aircraft Security Agreement dated as of December 30, 2005 among Eldorado Resorts LLC and Banc of America Leasing & Capital (Incorporated by reference to Exhibit No. 10.8 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.11	Third Amended and Restated Loan Agreement dated as of February 28, 2006 among Eldorado Resorts LLC and Bank of America, N.A. (formerly Bank of America National Trust and Savings Association), as Issuing Bank and Administrative Agent. (Incorporated by reference to Exhibit No. 10.9 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.12	Amendment No. 1 to Third Amended and Restated Loan Agreement (Incorporated by reference to Exhibit No. 10.11 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

10.13	Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 3.3 to the Form S-4 Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. – SEC File No. 333-87202)

10.14	Management Agreement dated as of June 28, 1996 by and between Eldorado Resorts LLC, Recreational Enterprises, Inc. and Hotel-Casino Management, Inc. (Incorporated by reference to Exhibit 10.3 to the Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.15	Lease dated July 21, 1972 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.1 to the Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.16	Addendum to Lease dated March 20, 1973 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.2 to Resorts’ and Eldorado Capital Corp.’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.17	Amendment to Lease dated January 1, 1978 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.3 to Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.18	Amendment to Lease dated January 31, 1985 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.4 to Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.19	Third Amendment to Lease dated December 24, 1987 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.5 to Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.20	Second Amended and Restated Credit Agreement, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, the banks referred to therein and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.2 to Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.21	Guaranty dated as of March 5, 2002, made by Silver Legacy Capital Corp., in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.3 to Resorts’ Form 10-K for the year ended December 31, 2001 SEC File No. 333-11811 )

Exhibit No.	Description
10.22	Second Amended and Restated Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.4 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.23	Guarantor Security Agreement, dated as of March 5, 2002, by and between Silver Legacy Capital Corp. and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.5 to Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.24	Second Amended and Restated Deed of Trust, dated as of February 26, 2002, but effective March 5, 2002, by and among Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.6 to Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.25	Second Amended and Restated Assignment of Rent and Revenues entered into as of February 26, 2002, but effective as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.7 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811 )

10.26	Second Amended and Restated Collateral Account Agreement, dated March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.8 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.27	Intercreditor Agreement, dated as of March 5, 2002, by and among Bank of America, N.A., as administrative agent, The Bank of New York, as trustee, Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 10.9.9 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.28	Indenture, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.1 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.29	Deed of Trust, dated as of February 26, 2002, by Circus and Eldorado Joint Venture, to First American Title Company of Nevada for the benefit of the Bank of New York. (Incorporated by reference to Exhibit 10.10.2 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.30	Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Silver Legacy Corp. for the benefit of The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.3 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.31	Assignment of Rent and Revenues entered into as of February 26, 2002, by and between Circus and Eldorado Joint Venture and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.4 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.32	Collateral Account Agreement, dated as of March 5, 2002, by and among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.5 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.33	Amendment No. 1 to Second Amended and Restated Credit Agreement dated November 4, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to Circus and Eldorado Joint Venture’s Quarterly Report on Form 10-Q for the period ended September 30, 2003–Commission File No. 333-87202)

Exhibit No.	Description
10.34	Modification of Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rights dated November 3, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to Circus and Eldorado Joint Venture’s Quarterly Report on Form 10-Q for the period ended September 30, 2003–Commission File No. 333-87202)

10.35	Amendment No. 2 to Second Amended and Restated Credit Agreement dated June 15, 2005 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to Circus and Eldorado Joint Venture’s Current Report on Form 8-K filed June 20, 2005–Commission File No. 333-87202)

10.36	Amendment No. 3 to Second Amended and Restated Credit Agreement dated March 2, 2006 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to Circus and Eldorado Joint Venture’s Current Report on Form 8-K filed March 8, 2006–Commission File No. 333-87202)

10.37	UCC Financing Statement Amendments (Incorporated by reference to Exhibit 4.15 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

10.38	Amendment No. 4 to Second Amended and Restated Credit Agreement as of March 28, 2007 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.11 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

10.39	Modification of Second Amended and Restated Assignment of Rents and Revenues between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.12 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

10.40	Second Modification of Second Amended and Restated Construction Deed of Trust between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.13 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

10.41	Fifth Amended and Restated Partnership Agreement of Eldorado Casino Shreveport Joint Venture, dated as of July 22, 2005. (Incorporated by reference to Exhibit No. 10.40 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.42	Amendment No. 1, dated as of November 29, 2007, to the Fifth Amended and Restated Joint Venture Agreement of Eldorado Casino Shreveport Joint Venture (Incorporated by reference to Exhibit No. 10.41 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

10.43	Management Agreement, dated as of July 22, 2005, by and between Eldorado Casino Shreveport Joint Venture and Eldorado Resorts, LLC. (Incorporated by reference to Exhibit No. 10.41 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.44	Amended and Restated Indenture, dated as of July 21, 2005, by and among Eldorado Casino Shreveport Joint Venture, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.42 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.45	Supplemental Indenture, dated as of November 15, 2007 (Incorporated by reference to Exhibit No. 10.44 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

Exhibit No.	Description
10.46	Fourth Supplemental Indenture, dated as of June 29, 2009, among Eldorado Casino Shreveport Joint Venture, Shreveport Capital Corporation, Eldorado Shreveport #1, LLC, Eldorado Shreveport #2, LLC and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2009 – SEC File No. 000-52734)

10.47	Amended and Restated Security Agreement, dated as of July 21, 2005, by Eldorado Casino Shreveport Joint Venture to U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.43 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.48	Amended and Restated Security Agreement, dated as of July 21, 2005, by Shreveport Capital Corporation to U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.44 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.49	Amended and Restated Mortgage, Leasehold Mortgage, and Assignment of Rents and Leases, dated as of July 21, 2005, by the Company. (Incorporated by reference to Exhibit No. 10.45 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.50	First Amendment to and Restatement of First Preferred Ship Mortgage, dated as of July 21, 2005, by Eldorado Casino Shreveport Joint Venture in favor of U.S. Bank National Association (amending 1999 ship mortgage). (Incorporated by reference to Exhibit No. 10.46 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.51	First Amendment to and Restatement of First Preferred Ship Mortgage, dated as of July 21, 2005, by Eldorado Casino Shreveport Joint Venture in favor of U.S. Bank National Association (amending 2001 ship mortgage). (Incorporated by reference to Exhibit No. 10.47 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.52	Membership Interest Pledge Agreement, dated as of July 22, 2005, by Eldorado Resorts, LLC in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.48 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.53	Partnership Interest Pledge Agreement, dated as of July 22, 2005, by Eldorado Shreveport #1, LLC in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.49 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.54	Partnership Interest Pledge Agreement, dated as of July 22, 2005, by Eldorado Shreveport #2, LLC in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.50 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.55	Reaffirmation of Partnership Undertakings, dated as of July 22, 2005, by Eldorado Shreveport #1, LLC, Eldorado Shreveport #2, LLC and Shreveport Gaming Holdings, Inc., a Delaware corporation, in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.51 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.56	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated February 28, 2006 by Eldorado Resorts LLC in favor of First American Title Company of Nevada, as trustee for the benefit of Bank of America, N.A. (Incorporated by reference to Exhibit No. 10.52 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

Exhibit No.	Description
10.57	Third Amended and Restated Security Agreement dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.53 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.58	Second Amended and Restated Security Agreement dated February 28, 2006 by Eldorado Capital Corp. in favor of Bank of America, N.A. as Administrative Agent (Incorporated by reference to Exhibit No. 10.54 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.59	Third Amended and Restated Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated February 28, 2006 by Eldorado Resorts LLC and C.S.&Y. Associates in favor of First American Title Company of Nevada as trustee for the benefit of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.55 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.60	Second Amended and Restated Assignment of Rents and Revenues dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.56 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.61	Second Amended and Restated Assignment of Subleases and Rents dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.57 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.62	Second Amended and Restated Assignment of Equipment Leases dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.58 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.63	Second Amended and Restated Guaranty dated February 28, 2006 by Eldorado Capital Corp. in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.59 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.64	Agreement, dated May 12, 2009, between Eldorado Resorts LLC and Newport Global Advisors L.P. (Incorporated by reference to Exhibit 10.62 to the Company’s annual report on Form 10-K for the year ended December 31, 2008 – SEC File No. 000-52734)

14.1	Code of Ethics of NGA HoldCo, LLC (Incorporated by reference to Exhibit No. 14.1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 000-52734)

21.1	Subsidiaries of NGA HoldCo LLC (Incorporated by reference to Exhibit No. 21.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

NGA Holdco LLC

The Woodlands, Texas

We have audited the accompanying consolidated balance sheet of NGA Holdco, LLC and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NGA Holdco, LLC and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
April 14, 2010

NGA HOLDCO, LLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$473,093	$262,938
Federal tax asset	25,000	235,000

Total current assets	498,093	497,938
Deferred federal tax asset	—	2,472,163
Investment in Eldorado	29,328,577	29,666,633
Due from related party	5,179,772	5,179,772

Total Assets	$35,006,442	$37,816,506

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$28,815	$22,225

Total current liabilities	28,815	22,225
Due to related party	1,958,636	1,719,870

Total Liabilities	1,987,451	1,742,095

Members’ Equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	36,322,652	36,322,652
Accumulated deficit	(3,307,467)	(252,047)

Total Members’ equity	33,018,991	36,074,411

Total Liabilities & Members’ equity	$35,006,442	$37,816,506

The accompanying notes are an integral part of consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2009	2008	2007
(Loss) Income:
Gain on marketable securities	$—	$—	$1,992,211
Interest income	—	—	3,532,944
Dividend income	—	—	61,600
Equity loss on Eldorado	(338,056)	(4,724,394)	(58,824)
Impairment in Investment in Eldorado	—	(3,606,101)	—

Total (loss) income	(338,056)	(8,330,495)	5,527,931
Expenses:
Legal, licensing, and other expenses	245,201	179,625	1,175,648

Net (loss) income before income taxes	(583,257)	(8,510,120)	4,352,283
Income tax (expense) benefit	(2,472,163)	3,140,560	(668,397)

Net (loss) income	$(3,055,420)	$(5,369,560)	$3,683,886

The accompanying notes are an integral part of these consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

	Subscribed Class A Unit	Class B Units	Retained Earnings (Accumulated Deficit)	Total Members’ Equity
Balance, January 1, 2007	$3,806	$36,322,652	$1,433,627	$37,760,085
Net Income	—	—	3,683,886	3,683,886

Balance, December 31, 2007	3,806	36,322,652	5,117,513	41,443,971
Net Loss	—	—	(5,369,560)	(5,369,560)

Balance, December 31, 2008	3,806	36,322,652	(252,047)	36,074,411
Net Loss	—	—	(3,055,420)	(3,055,420)

Balance, December 31, 2009	$3,806	$36,322,652	$(3,307,467)	$33,018,991

The accompanying notes are an integral part of these consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,055,420)	$(5,369,560)	$3,683,886
Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Gain on marketable securities	—	—	(1,992,211)
Equity loss on Eldorado	338,056	4,724,394	58,824
Impairment in Investment in Eldorado	—	3,606,101	—
Decrease (Increase) in federal tax asset	2,682,163	(2,707,163)	—
Decrease in subscription receivable	—	—	3,806
Decrease (Increase) in due from related parties	—	3,802	(5,183,574)
Decrease in accrued interest receivable	—	—	1,585,224
Increase (Decrease) in accounts payable and accrued liabilities	6,590	(221,093)	143,318
Increase in due to related parties	238,766	635,943	1,032,330
(Decrease) Increase in federal tax liability	—	(668,397)	668,397
Distributions from equity investment in Eldorado	—	258,911	—

Net cash provided by operating activities:	$210,155	$262,938	$—

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities:	$—	$—	$—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash (used in) provided by financing activities:	$—	$—	$—

Net increase in cash	$210,155	$262,938	$—

Cash at beginning of the year	$262,938	$—	$—

Cash at end of the year	$473,093	$262,938	$—

NON CASH INVESTING AND FINANCING TRANSACTIONS:
Exchange of marketable securities for equity interest in Eldorado	$—	$—	$38,314,863

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

Effective April 1, 2009, Resorts became a wholly-owned subsidiary of Eldorado HoldCo LLC, a Nevada limited liability company (“Eldorado”), when all of the members of Resorts, including Acquisition Co., the subsidiary of the Company through which the Company held its interest in Resorts, exchanged their interests in Resorts for identical interests in Eldorado. Eldorado, which was formed to be a holding company for Resorts, conducts no operations of its own and, other than its ownership of Resorts, has no assets or liabilities. Unless the context otherwise requires, references to Eldorado include its consolidated subsidiaries.

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

The Company’s acquisition in December 2007 of a 17.0359% interest in Resorts was pursuant to the terms and conditions of a Purchase Agreement, dated July 20, 2007 (the “Purchase Agreement”). The parties to the Purchase Agreement were Resorts, AcquisitionCo, which is the subsidiary through which the Company acquired its interest in Resorts, and Carano, the presiding member of Resorts’ Board of Managers and the Chief Executive Officer of Resorts from whom a portion of the 17.0359% interest was acquired. The closing of this transaction occurred on December 14, 2007 (“Closing”) after necessary gaming licenses were obtained from Nevada and Louisiana, respectively. The Company owns indirectly through its subsidiaries 17.0359% of Eldorado, and Carano or members of his family own directly or indirectly approximately 51% of Eldorado. Carano continues in the same roles in the management of Eldorado in which he served Resorts prior to Closing.

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

Income Taxes

We account for income taxes under the asset and liability method in accordance with authoritative guidance, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will be more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would not be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The current authoritative guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized and in subsequent periods. This interpretation also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In the event the Company were to incur interest and penalties related to unrecognized tax benefits as a result of the Company’s current methodology, the Company would recognize such interest and penalties related to such unrecognized tax benefits within the income tax expense line in the NGA HoldCo accompanying consolidated statements of operations. Moreover, such accrued interest and penalties would be included within the related tax liability line in the accompanying balance sheet were they to exist.

Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of authoritative guidance regarding fair value measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Company’s adoption of the authoritative guidance did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

The Company adopted various accounting standards during 2009, none of which had a material effect on its consolidated financial statements.

In addition, certain amendments to Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” become effective for us beginning January 1, 2010. Such amendments include changes to the quantitative approach to determine the primary beneficiary of a variable interest entity (“VIE”). An enterprise must determine if its variable interest or interests give it a controlling financial interest in a VIE by evaluating whether 1) the enterprise has the power to direct activities of the VIE that have a significant effect on economic performance, and 2) the enterprise has an obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The amendments to ASC 810 also require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The adoption of these amendments did not have a material effect on the Company’s consolidated financial statements.

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

•	sell, convey, or refinance any interest, direct or indirect, that may be acquired by the Company in Eldorado;

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

Distributions

Subject to all applicable gaming approvals, distributions by the Company will be to its members at such times and in such amounts as approved by the Operating Manager in good faith in accordance with the provisions of the Company’s operating agreement and, if and when made, will be distributed by the Company to its members in proportion to their respective percentage interests in the Company. There is no formal agreement between Newport and the Company regarding the settlement of the due to/from related parties, however, it is expected to be settled upon sale of the Company’s investment in Eldorado.

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

In February 2007 and August 2007, Newport received identical interest payments of $1,902,268, totaling $3,804,536, which is reflected in due from related party in the consolidated balance sheet at December 31, 2009 and 2008, respectively, as well as, $1,142,974 of interest received from Resorts and $170,658 of interest received from Donald L. Carano, both representing interest accrued through the Closing. Also included in due from related party is a $61,600 preferred dividend received by Newport in October 2007, representing the dividend earned on the 11,000 shares of preferred securities previously owned by the Company. There is no formal agreement between Newport and the Company regarding the settlement of this receivable, however, it is expected to be settled upon sale of the Company’s investment in Eldorado.

5. Investment in Eldorado

In December 2007, in accordance with the Purchase Agreement with Resorts and Carano, the Company, through its wholly owned subsidiary, AcquisitionCo LLC (“AcquisitionCo”) transferred to Resorts and Carano, respectively, free and clear of any liens, ownership of $31,133,250 and $6,912,113 original principal amount of New Shreveport Notes, respectively, together with the right to all interest paid with respect thereto after the closing date in exchange for the 14.47% Interest and the 2.5659% Interest in Resorts. The Company, through AcquisitionCo, also transferred an equity interest of $286,889 related to Shreveport Gaming Holdings, Inc. to Carano. The equity interest in Resorts was recorded at fair value in accordance with the authoritative guidance. Accordingly, the assets received by AcquisitionCo from the exchange were recorded at fair value based on the quoted market price of the investments given up by AcquisitionCo. This accounting treatment is consistent with the authoritative guidance which indicates that quoted market prices are the best evidence of fair value. It was determined that the quoted market prices of AcquisitionCo’s investments were more indicative of fair value as compared to the equity value of a privately held company like Resorts. At the date of the transaction, the fair value of the 17.0359% equity interest exceeded the related percentage of Resorts’ equity book value by approximately $14.8 million, which the Company has determined is an intangible asset.

In the fourth quarter of 2008, the Company finalized its purchase price allocation of the transaction, and attributed approximately $16.1 million of its overall investment in Resorts to approximately $15.4 million in indefinite-lived intangibles assets and approximately $760,000 in definite-lived intangible assets. The fair value adjustments are a result of a difference between the fair value of our investment and the amount of underlying equity in Resorts. Differences attributable to definite-lived intangible assets are amortized based on the estimated useful lives of seven years. During the years ended December 31, 2009, 2008 and 2007, we recorded approximately $108,000, $115,000 and $0, respectively, of amortization related to these intangibles.

The Company’s 17.0359% investment in Eldorado (which was acquired on April 1, 2009 in exchange for its 17.0359% interest originally acquired in Resorts, as described in Note 1) is accounted for under the equity method. The original investment in Resorts was recorded at fair value and is adjusted by the Company’s share of earnings, losses, distributions, and adjustments related to the amortization of definite-lived intangibles of the investment and is recorded in Equity income (loss) on Eldorado on the consolidated statement of operations. Management used a discount rate of 11.0% as one of the components in determining the Company’s fair value as of December 31, 2009. The evaluation was performed as a result of continued softness in Eldorado’s Reno related operations. After incorporating various modifications of the fair value calculation relating to improvements in the debt and equity markets, the changes in projected property level cash flow and lower debt levels when compared to the year-ended December 31, 2008, it was determined that the fair value at December 31, 2009 was approximately $37 million versus the carrying value of $30 million. A 1% change in the discount rate would result in a change of approximately $3.2 to $3.0 million depending on the direction and assuming all other variables are held constant. The Company’s allocated loss related to Eldorado/Resorts for the twelve months ended December 31, 2009 and 2008, respectively, is included as a component of loss on the consolidated statement of operations.

A rollforward of the Company’s equity investment in Eldorado is as follows:

	December 31,
	2009	2008	2007
Beginning balance	$29,666,633	$38,256,039	$—
Conversion of New Shreveport Notes and Preferred Equity	—	—	38,314,863
Equity loss on Eldorado	(338,056)	(4,724,394)	(58,824)
Impairment in Investment in Eldorado	—	(3,606,101)	—
Distributions from Eldorado	—	(258,911)	—

Ending balance	$29,328,577	$29,666,633	$38,256,039

In accordance with authoritative guidance, we review our investment in Resorts for impairment when evidence suggests the absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. Under such authoritative guidance, the Company compared the estimated discounted future cash flows of operations as of December 31, 2009 against the carrying value of the asset and noted the carrying value did not exceed the fair value. As of December 31, 2009 and December 31, 2007, the Company determined that no impairment existed. As of December 31, 2008, the Company recorded an impairment loss of $3.6 million to write down the investment to estimated fair value.

At Closing, Resorts paid Newport $1,142,974 in cash, representing interest accrued and unpaid through the date of Closing on the New Shreveport Notes acquired by Resorts. Carano paid Newport $170,658 in cash, representing interest accrued and unpaid through October 31, 2007 on the New Shreveport Notes acquired by Carano. Upon completion of the Resorts transaction, which occurred on December 14, 2007, Carano or members of his family continued to own 51% of Resorts and Carano continued in his roles in the management of Resorts. Also, at closing, pursuant to the terms of the Purchase Agreement, the Company and the then current members of Resorts entered into an amendment and restatement of Resorts’ operating agreement (the “New Operating Agreement”). Effective April 1, 2009, when Resorts become the wholly owned subsidiary of Eldorado, Eldorado’s members, including AcquisitionCo, entered into an operating agreement with substantially the same terms as those included in the New Operating Agreement (the “Eldorado Operating Agreement”). Eldorado’s board of managers is currently composed of four managers, including AcquisitionCo, Donald L. Carano, Recreational Enterprises, Inc. (“REI”), and Hotel-Casino Management, Inc. (“HCM”). Under the terms of the Eldorado Operating Agreement, REI is entitled to designate a fifth member of Eldorado’s board of managers but, as of the date hereof, has not done so. Under the terms of the Eldorado Operating Agreement, AcquisitionCo designated Thomas R. Reeg, the Company’s operating manager, as its initial representative for all determinations to be made by Eldorado’s board and REI and HCM designated Gary L. Carano and Raymond J. Poncia, Jr., respectively, to continue as their representatives on Eldorado’s board. Under the terms of the Eldorado Operating Agreement, so long as they remain managers of Eldorado, AcquisitionCo, REI and HCM may change their respective representatives from time to time by notice to Eldorado.

Under the terms of the Eldorado Operating Agreement, at any time after the occurrence of a “Material Event” (as defined) or at any time after June 14, 2015 (the “Trigger Date”) AcquisitionCo or its permitted assignee(s) (the “Interest Holder”) will have the right to sell (“Put”) all but not less than all the 14.47% Interest to Eldorado and Eldorado will have the right to purchase (“Call”) all but not less than all of the 14.47% Interest and the 2.5659% Interest (collectively, the “17.0359% Interest”), at a price equal to the fair market value of the interest being acquired without discounts for minority ownership and lack of marketability, as determined by mutual agreement of the Interest Holder and Resorts or, in the event that after 30 days the Interest Holder and Eldorado have not mutually agreed on a purchase price, then at the purchase price determined by the average of two appraisals by nationally recognized appraisers of private companies, provided the two appraisals are within a 5% range of value based upon the lowest of the two appraisals. If the two appraisals are not within the 5% range, the purchase price will be determined by the average of a third mutually acceptable, independent, nationally recognized appraiser of private companies and the next nearest of the first two appraisals unless the third appraisal is at the mid-point of the first two appraisals, in which event the third appraisal will be used to established the fair market value. So long as a Material Event has not occurred, the Interest Holder will have the right to unilaterally extend the Trigger Date for up to two one-year extension periods. Upon exercise of either the Call or the Put, the Eldorado Operating Agreement provides that the transaction close within one year of the exercise of the right unless delayed for necessary approvals from applicable gaming authorities.

These put and call rights have been evaluated from an accounting perspective and Company management has determined that neither the Put nor the Call meets the definition of a derivative pursuant to the authoritative guidance, and therefore have no immediate accounting considerations. Accordingly, the Put and Call rights are not reflected on the Company’s consolidated balance sheet.

As defined in the Eldorado Operating Agreement, a “Material Event” for the purpose of allowing Eldorado to exercise the right to Call the 17.0359% Interest means the loss, forfeiture, surrender or termination of a material license or finding of unsuitability issued by one or more of the applicable gaming authorities with respect to Thomas R. Reeg, AcquisitionCo or any transferee of AcquisitionCo or any affiliate of AcquisitionCo. In the event a Material Event occurs that permits Eldorado to exercise its Call right prior to the Trigger Date, the Interest Holder will be obligated to provide carry back financing to Eldorado on terms and conditions reasonably acceptable to it. If a Call is required or ordered by any applicable gaming authority, the Call will be on the terms provided for in the Eldorado Operating Agreement, unless other terms are required by any of the applicable gaming authorities, in which event the Call will be on those terms.

As defined in the Eldorado Operating Agreement, a “Material Event” for the purpose of allowing the Interest Holder to exercise the right to Put the 14.43% interest to Eldorado means the loss, forfeiture, surrender or termination of a material license or finding of unsuitability by any applicable gaming authority with respect to Eldorado, any affiliate of Eldorado (other than AcquisitionCo or its affiliates), including, but not limited to, the Eldorado-Reno, the Eldorado-Shreveport and Silver Legacy.

In the event of an initial public offering of Eldorado’s equity securities, the Put and Call provisions described above will terminate and be of no further force and effect. In the event of a public offering of equity securities by Eldorado in which any member of Eldorado is allowed to participate, the Interest Holder will have rights under the New Operating Agreement equivalent to those of the other members of Eldorado to sell the equity securities of Eldorado held by the Interest Holder on a pro rata basis with the other members. At Closing under the Purchase Agreement, AcquisitionCo and Resorts entered into a registration rights agreement, which has been assigned to and assumed by Eldorado, that also granted to AcquisitionCo and its permitted assigns certain registration rights relating to their equity interest in Eldorado following any initial public offering of the equity securities of Eldorado.

As a limited liability company, Eldorado is not subject to Federal income tax liability. Because holders of membership interests in Eldorado are required to include their respective shares of Eldorado’s taxable income in their individual income tax returns, Eldorado makes distributions to its members to cover such tax liabilities. Distributions prior to April 1, 2009 were limited in accordance with the provisions of the New Operating Agreement of Resorts, and distributions after April 1, 2009 will be so limited under the Eldorado Operating Agreement. The Eldorado Operating Agreement provides that the Board of Managers will distribute each year to each member an amount equal to such member’s allocable share of taxable income multiplied by the highest marginal combined Federal, state, and local income tax rate applicable to individuals for that year; provided that such distributions will not be made after any event that causes Eldorado to thereafter be taxed under the Internal Revenue Code of 1986, as amended, as a corporation.

Summarized balance sheet information for Eldorado is as follows (in thousands):

	December 31,
	2009	2008
Current assets	$46,312	$47,106
Investment in joint ventures	47,913	50,151
Property and equipment, net	224,153	238,219
Intangible assets, net	20,945	21,335
Other assets, net	2,205	2,103

Total assets	$341,528	$358,914

Current liabilities	$29,524	$30,252
Long-term liabilities	190,323	205,326
13% Preferred Equity Interest	19,289	19,289
Minority Interest	4,990	5,080
Members’ equity	97,402	98,967

Total liabilities and partners’ equity	$341,528	$358,914

Summarized results of operations for Eldorado are as follows (in thousands):

	December 31,
	2009	2008	2007
Net revenues	$271,899	$284,822	$285,136
Operating expenses	(249,856)	(263,698)	(259,726)
Loss on sale/disposition of long-lived assets	(1,102)	(288)	(2,387)
Acquisition termination charges	—	(6,840)	—
Equity in Net (Loss) Income of Unconsolidated Affiliates	(1,218)	(3,341)	5,610
Impairment in Investment in Joint Venture	—	(16,550)	—

Operating income	19,723	(5,895)	28,633
Other expense	(21,161)	(21,962)	(24,175)

(Loss) Income before minority interest	(1,438)	(27,857)	4,458
Minority interest	90	798	(162)

Net (loss) income	$(1,348)	$(27,059)	$4,296

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

Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

	December 31,
	2009	2008
Current assets	$42,210	$52,397
Property and equipment, net	234,886	247,689
Other assets, net	7,170	7,235

Total assets	$284,266	$307,321

Current liabilities	$18,419	$20,422
Long-term liabilities	150,309	166,421
Partners’ equity	115,538	120,478

Total liabilities and partners’ equity	$284,266	$307,321

Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

	December 31,
	2009	2008	2007
Net revenues	$122,104	$139,475	$161,980
Operating expenses	(117,097)	(132,133)	(138,243)

Operating income	5,007	7,342	23,737
Other expense	(9,731)	(16,120)	(15,241)

Net (loss) income	$(4,724)	$(8,778)	$8,496

On May 12, 2009, Resorts and Newport executed an agreement (the “Agreement”), which was terminated on August 18, 2009, pursuant to which Resorts might have, at any time it believed that it might in the reasonably foreseeable future have been in default of any of the provisions of Sections 6.13, 6.14, 6.15 or 6.16 of its credit facility, made a written request to Newport for a loan in an amount not to exceed the lesser of (i) the maximum amount which might at the time be borrowed by Resorts without causing it to be in default of the limitations on indebtedness contained in Section 4.09 of the indenture (the “Indenture”) relating to the 9% senior notes due 2014 co-issued by Resorts and its wholly owned subsidiary, Eldorado Capital Corp. (the “9% Notes”), or (ii) such amount which was equal to the greater of (A) the excess of (1) the aggregate unpaid principal balance of the loans made to Resorts under (I) Resorts’ credit facility and (II) the Loan and Aircraft Security Agreement (the “Aircraft Loan Agreement”) dated as of December 30, 2005 between Resorts and Banc of America Leasing and Capital, LLC (including for this purpose any amendments, replacements or extensions thereof) at the time of the written request, over (2) $5,000,000, or (B) at Newport’s option, the amount of the unpaid principal and accrued interest then outstanding under Resorts’ credit facility. On May 13, 2009, Resorts sold to the Louisiana Partnership the aircraft, which served as collateral under the Aircraft Loan Agreement, for $2.7 million in cash and the proceeds were used to pay in full the indebtedness remaining under the Aircraft Loan Agreement and, at December 31, 2009, there was no indebtedness outstanding under Resorts’ credit facility.

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

6. Related Parties

InvestCo owns 99.99% of the Company which is a non-voting interest. The other .01% of the Company, which is the only voting interest of the Company, is owned by VoteCo. InvestCo is wholly owned by Newport. In May 2007, Newport contributed 100% of the New Shreveport Notes held by Newport since August 2006 and 11% of the preferred shares held since August 2006 that comprise the Eldorado Shreveport Investments. These Eldorado Shreveport Investments were transferred at fair market value at date of transfer. The related consolidated statements of operations reflect the interest and dividend income earned from the Eldorado Shreveport Investments since August 2006 and gains on these investments recognized by Newport from the date of the Letter of Intent between Resorts and Newport in November 2006 and the date of acquisition of the interest in Resorts on December 14, 2007. Additionally, certain direct expenses incurred by Newport related to the Eldorado Shreveport Investments are reflected within the consolidated statements of operations. VoteCo is responsible for the operations of the Company and is solely owned by the managers of Newport.

At December 31, 2009 and 2008, the Company was owed $5,179,772 and $5,179,772, respectively, from Newport primarily representing $5,118,172 interest earned and received on the Eldorado Shreveport Investments and $61,600 representing the preferred dividend earned and received on 11,000 of Preferred Shreveport shares. At December 31, 2009 and 2008, the Company owed $1,958,636 and $1,719,870, respectively, to Newport for expenses paid on the Company’s behalf. There is no formal agreement outlining the settlement of this receivable and payable between Newport and the Company. Accordingly, this receivable and payable are reflected as non current assets and liabilities at December 31, 2009 and 2008.

7. Income Taxes

Blocker, a wholly owned subsidiary, elected to be taxable as a corporation, effective upon inception, January 8, 2007. The following table summarizes the current and deferred federal income tax expense (benefit) as of December 31:

	2009	2008	2007
Federal - current	$—	$(222,300)	$222,300
Federal - deferred	2,472,163	(2,918,260)	446,097

	$2,472,163	$(3,140,560)	$668,397

The reconciliation between the Company’s effective tax rate on income (loss) from operations and the statutory tax rate as of December 31 is as follows:

	2009		2008		2007
	Total	Percent	Total	Percent	Total	Percent
Statutory federal rate	$(204,141)	(35.00)%	$(2,978,542)	(35.00)%	$1,523,299	35.00%
Amount not subject to corporate income taxes	84,273	(14.45)%	147,455	1.73%	(848,364)	(19.49)%
Permanent items	(56,761)	(9.73)%	(33,689)	(0.40)%	—	—
Provision to tax return adjustments	—	—	(283,529)	(3.33)%	—	—
Benefit of lower tier rates	—	—	7,745	0.09%	(6,538)	(0.15)%
Change in valuation allowance	2,648,792	454.14%	—	—	—	—

Tax at effective rate	$2,472,163	423.86%	$(3,140,560)	(36.91)%	$668,397	15.36%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used to determine taxable income for income tax reporting purposes. Significant components of the Company’s deferred income taxes as of December 31 are as follows:

	2009	2008	2007
Net operating loss carryforward	$627,642	$685,593	$—
Tax credit carryforward	108,590	51,829	—
Basis difference for investment in Eldorado Resorts LLC	1,912,560	1,734,741	—

Subtotal	2,648,792	2,472,163	—
Less: valuation allowance	(2,648,792)	—	—

Total deferred tax assets	—	2,472,163	—

Basis difference for investment in Eldorado Resorts LLC	—	—	(446,097)

Total deferred tax liability	—	—	(446,097)

Net deferred tax asset	$—	$2,472,163	$(446,097)

The Company has a federal income tax net operating loss carryforward of $1,793,262 and a federal income tax credit carryforward of $108,590, both of which will expire in 2028.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits as of December 31:

	2009	2008	2007
Unrecognized tax benefit - opening balance	$—	$—	$—

Gross increases - tax position in prior period	—	—	—
Gross increases - tax position in current year	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	—	—	—

Unrecognized tax benefit - ending balance	$—	$—	$—

Included in the balance of unrecognized tax benefits as of December 31, 2009, 2008 and 2007 are $0 of tax benefits that, if recognized, would affect the effective tax rate. The Company did not recognize any interest or penalties related to unrecognized tax benefits as income tax expense. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months of December 31, 2009. The Company is subject to taxation in the U.S. The Company’s U.S. tax return for the year ended December 31, 2009, 2008 and 2007 will be subject to examination by the tax authorities until 2013 and 2012 and 2011, respectively.

Note 8. Subsequent Events

Proposed Acquisition

On February 23, 2010, Black Gaming, LLC (“Black Gaming”) and its directly and indirectly owned subsidiaries, Virgin River Casino Corporation (“Virgin”); B & BB, Inc. (“BBB”); R. Black, Inc. (“Black Inc.”); RBG, LLC (“RBG”); Casablanca Resorts, LLC (“Casablanca”); Oasis Interval Ownership, LLC (“Oasis Own”); Oasis Interval Management, LLC (“Oasis Mgmt”); and Oasis Recreational Properties, Inc. (“Oasis Rec”, and together with Virgin, BBB, Black Inc., RBG, Casablanca, Oasis Own and Oasis Mgmt, the “Debtor Subsidiaries”) filed petitions with the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) for relief under Title 11, Chapter 11 of the United States Code (the “Bankruptcy Code”). On March 1, 2010, Black Gaming and the Debtor Subsidiaries (together, the “Debtors”) filed with the Bankruptcy Court a Joint Plan of Reorganization (the “Plan”).

If the Plan is confirmed by the Bankruptcy Court and all of the conditions specified in the Plan are satisfied, including but not limited to the receipt of all requisite gaming approvals, then, according to the terms of the Plan, a new entity (“New Black Gaming”) is to acquire all of the assets of Black Gaming, including its direct and indirect ownership interests in the Debtor Subsidiaries and New Black Gaming is to issue to a group of investors, including Newport (the “New Black Gaming Investors”), all of the equity interests in New Black Gaming. Pursuant to an agreement among the New Black Gaming Investors, if the Plan is confirmed by the Bankruptcy Court and all of the conditions specified in the Plan are satisfied, Newport, or an affiliate of Newport, will acquire 40% of the total equity interests in New Black Gaming for $8,222,222 in cash. In addition to the interests issuable to the New Black Gaming Investors, including the 40% interest issuable to Newport or an affiliate of Newport, the Plan provides for the issuance to a class of Black Gaming’s creditors of warrants to purchase five percent of the fully-diluted equity interests in New Black Gaming that will be exercisable for a period of five years and, if exercised in full, would reduce the percentage interest issuable to Newport or an affiliate of Newport from 40% to 38% of New Black Gaming’s equity interest.

If the Plan is confirmed by the Bankruptcy Court and all of the conditions specified in the Plan are satisfied, the Newport Fund intends to acquire the equity interest in New Black Gaming issuable to Newport or an affiliate of Newport and to utilize the Company’s wholly owned subsidiary, AcquisitionCo, to make the acquisition. In that event, the Newport Fund will contribute to InvestCo the full amount of the cash purchase price which in turn will be contributed by InvestCo to the Company, then by the Company to Blocker, and finally by Blocker to AcquisitionCo, which will pay the purchase price and acquire the interest in New Black Gaming. The aforementioned contribution from Newport Fund down to AcquisitionCo will not result in any change in the ownership of InvestCo, the Company, Blocker or AcquisitionCo.

The assets to be acquired by New Black Gaming pursuant to the Plan include the CasaBlanca Hotel & Casino, the Virgin River Hotel & Casino and the Oasis Hotel & Casino, each in Mesquite, Nevada, two championship golf courses, a full-service spa, a bowling center, a gun club, restaurants, and banquet and conference facilities, as more fully described below. The descriptions provided below are based on the information included in the disclosure statement (the “Disclosure Statement”) that accompanied the Plan when it was filed with the Bankruptcy Court.

CasaBlanca Hotel & Casino. The CasaBlanca Hotel & Casino (the “CasaBlanca”) includes a hotel with approximately 472 tower rooms (including 24 suites) and 24 timeshare units and a casino with approximately 27,000 square feet of space. The casino offers approximately 792 video poker and slot machines, 24 table games, a full service race and sports book, lounge entertainment and dancing. The CasaBlanca offers various resort and entertainment amenities, including a golf club, a full service spa, tennis courts, a lagoon swimming pool with a waterfall and slide, a hot tub, a sand volleyball court and an arcade. In addition, the CasaBlanca offers a 320-seat buffet restaurant, a 180-seat 24-hour café, a 136-seat fine dining restaurant, an ice cream parlor, a gift shop and a 10,000 square-foot banquet and conference facility and a 500-seat showroom. The CasaBlanca, situated on approximately 43 acres, has a parking lot with a capacity for approximately 1,940 cars as well as a 45-unit full service R.V. park. Approximately one mile from the CasaBlanca, situated on a 221-acre site, is the CasaBlanca Golf Club featuring an 18-hole, 7,011 yard championship course. The land on which the golf club is located is leased pursuant to a 99-year lease that expires in June 2094.

Virgin River Hotel & Casino. The Virgin River Hotel & Casino (the “Virgin River”) has 717 guest rooms (includes six suites) and a 36,000 square-foot casino with approximately 771 video poker and slot machines, 16 table games, a full service race and sports book, a 183-seat bingo parlor and keno. The Virgin River offers various resort and entertainment amenities, including swimming pools and hot tubs, a 24-lane state-of-the art bowling center, an arcade and a lounge for entertainment and dancing. In addition, the Virgin River offers a 182-seat 24-hour café, a 178-seat buffet restaurant and a gift shop. The Virgin River is situated on an approximately 32-acre site, with a parking lot that has a capacity for approximately 1,650 cars.

Oasis Hotel & Casino. Prior to December 5, 2008, the Oasis Hotel & Casino (the “Oasis”) was a full-service entertainment and resort destination. Due to deteriorating economic conditions, on December 5, 2008, operations at the Oasis were significantly reduced. Under the initially reduced operations, the Oasis offered 144 video poker and slot machines, as well as various resort and entertainment amenities, including golf at the Palm Golf Course, swimming pools and hot tubs, tennis courts, an arcade, a go-kart track, and a miniature golf range. Due to the continued deterioration of economic conditions, in May 2009, the Oasis further reduced operations to 16 video poker and slot machines, the minimum number of machines required to maintain the requisite gaming approvals needed to operate this property’s casino, and golf course operations. The Oasis is situated on an approximately 26-acre site, containing a parking lot with a capacity for approximately 1,800 cars as well as an 80 unit R.V. park. Approximately four miles from the Oasis is the Palms Golf Course featuring an 18-hole, 7,008 yard championship course. The Palms Golf Course straddles the Nevada/Arizona border and is situated on a 256-acre site, of which 180 acres were leased from the State of Arizona pursuant to a lease that expired in May 2008. Oasis Rec is currently seeking to renew the lease and is continuing to pay for the use of this land on terms similar to those of the expired lease.

Virgin River Convention Center. The Virgin River Convention Center, situated on an approximately 14-acre site, has approximately 12,000 square feet of meeting space and 210 hotel rooms. The Virgin River Convention Center is currently used as a special event facility and for overflow hotel traffic from the other properties.

Oasis Ranch and Gun Club. The Oasis Ranch and Gun Club encompasses over 1,000 acres of farmland, game pasture, and river bottom and offers ten stations on a sporting clay course, two trap and skeet fields with 15 stands, and gun safety classes, plus horseback riding, motocross, and hayrides.

The potential acquisition described above is subject to a number of conditions, including, but not limited to, confirmation of the Plan by the Bankruptcy Court and the satisfaction of all applicable conditions, including, but not limited to, the receipt of all requisite gaming approvals required in order for AcquisitionCo to be able to acquire an equity interest in New Black Gaming. There can be no assurance that the Plan will be confirmed by the Bankruptcy Court, or, even if the Plan is confirmed, that all of the applicable conditions will be satisfied.

INDEPENDENT AUDITORS’ REPORT

To the Members of Eldorado HoldCo LLC

Reno, Nevada

We have audited the accompanying balance sheets of Eldorado HoldCo LLC and subsidiaries (the “Company”),previously Eldorado Resorts LLC, as of December 31, 2009 and 2008, and the related statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
April 13, 2010

ELDORADO HOLDCO LLC

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,320	$33,268
Restricted cash	150	179
Accounts receivable, net	8,512	7,330
Due from members and affiliates	259	161
Inventories	3,090	3,212
Prepaid expenses	2,981	2,956

Total current assets	46,312	47,106
INVESTMENT IN JOINT VENTURES	47,913	50,151
PROPERTY AND EQUIPMENT, net	224,153	238,219
INTANGIBLE ASSETS, net	20,945	21,335
OTHER ASSETS, net	2,205	2,103

Total assets	$341,528	$358,914

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$215
Current portion of capital lease obligations	183	227
Accounts payable	6,162	6,425
Interest payable	6,599	6,610
Accrued and other liabilities	16,376	16,550
Due to members and affiliates	204	225

Total current liabilities	29,524	30,252
LONG-TERM DEBT, less current portion	188,958	203,923
CAPITAL LEASE OBLIGATIONS, less current portion	733	916
13% PREFERRED EQUITY INTEREST, includes interest of $409 in both 2009 and 2008 (Note 9)	19,289	19,289
OTHER LIABILITIES	632	487

Total liabilities	239,136	254,867
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Members’ equity	97,402	98,967
Noncontrolling interest	4,990	5,080

Total members’ equity	102,392	104,047

Total liabilities and members’ equity	$341,528	$358,914

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO HOLDCO LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	For the years ended December 31,
	2009	2008	2007
OPERATING REVENUES:
Casino	$222,665	$231,087	$225,152
Food, beverage and entertainment	60,860	63,367	67,049
Hotel	24,358	26,658	28,777
Other	7,526	7,797	8,046

	315,409	328,909	329,024
Less—promotional allowances	(43,510)	(44,087)	(43,888)

Net operating revenues	271,899	284,822	285,136

OPERATING EXPENSES:
Casino	119,024	122,884	118,836
Food, beverage and entertainment	42,952	46,368	47,284
Hotel	9,613	10,616	10,492
Other	10,752	10,733	9,841
Selling, general and administrative	43,583	48,681	49,643
Management fees	—	500	600
Depreciation and amortization	23,932	23,916	23,030

Operating expenses	249,856	263,698	259,726
LOSS ON SALE/DISPOSITION OF LONG-LIVED ASSETS AND PROPERTY AND EQUIPMENT	(1,102)	(288)	(2,387)

ACQUISITION TERMINATION CHARGES	—	(6,840)	—

EQUITY IN (LOSS) INCOME OF UNCONSOLIDATED AFFILIATES	(1,218)	(3,341)	5,610

IMPAIRMENT IN INVESTMENT IN JOINT VENTURE	—	(16,550)	—

OPERATING INCOME (LOSS)	19,723	(5,895)	28,633

OTHER INCOME (EXPENSE)
Interest income	1	228	782
Other income	101	432	—
Interest expense	(21,263)	(22,622)	(24,957)

Total other expense	(21,161)	(21,962)	(24,175)

NET (LOSS) INCOME	(1,438)	(27,857)	4,458

LESS NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	90	798	(162)

NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(1,348)	$(27,059)	$4,296

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO HOLDCO LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

(dollars in thousands)

	Eldorado HoldCo	Noncontrolling Interest	Total
BALANCE, January 1, 2007	$117,201	$5,994	$123,195

Net income	4,296	162	4,458
Nonmonetary contribution (see Note 14)	31,133	—	31,133
Cash distributions	(14,791)	(87)	(14,878)

BALANCE, December 31, 2007	$137,839	$6,069	$143,908

Net loss	(27,059)	(798)	(27,857)
Other comprehensive loss marketable security adjustment	(108)	—	(108)

Total comprehensive loss	(27,167)	(798)	(27,965)
Redemption of non-voting partnership equity interests	(9,263)	—	(9,263)
Cash distributions	(2,442)	(191)	(2,633)

BALANCE, December 31, 2008	$98,967	$5,080	$104,047

Net loss	(1,348)	(90)	(1,438)
Other comprehensive income marketable security adjustment	108	—	108

Total comprehensive loss	(1,240)	(90)	(1,330)
Cash distributions	(325)	—	(325)

BALANCE, December 31, 2009	$97,402	$4,990	$102,392

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO HOLDCO LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the years ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,438)	$(27,857)	$4,458
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,932	23,916	23,030
Amortization of debt issue costs	236	120	115
Equity in loss (income) of unconsolidated affiliates	1,218	2,909	(5,610)
Impairment in investment in joint venture	—	16,550	—
Distributions from unconsolidated affiliates	1,020	6,340	2,888
Noncontrolling interest in distributions	—	(191)	(86)
Gain on sale of marketable securities	(101)	—	—
Loss on sale/disposition of long-lived assets	1,102	288	2,387
Provision for bad debt expense	2,135	1,284	1,408
(Increase) Decrease in-
Accounts receivable	(3,415)	(2,185)	(1,249)
Inventories	122	(109)	(4)
Prepaid expenses	(25)	130	686
(Decrease) Increase in-
Accounts payable	(263)	(391)	(1,043)
Interest payable	(11)	26	(4,798)
Accrued and other liabilities and due to members and affiliates	(50)	(675)	(1,209)

Net cash provided by operating activities	24,462	20,155	20,973

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,583)	(13,740)	(13,889)
Purchase of property held for sale	—	—	(533)
Proceeds from sale of property and equipment	5	33	491
Distributions from unconsolidated affiliates	—	239	—
Decrease in restricted cash	29	48	—
Decrease in other assets, net	24	46	651
Proceeds from sale of marketable securities	294	—	—

Net cash used in investing activities	(10,231)	(13,374)	(13,280)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	18,000	48,500	41,000
Principal payments on credit facility and capital leases	(33,407)	(48,249)	(36,461)
Debt issuance costs	(447)	—	(20)
Redemption of non-voting partnership equity interests	—	(9,263)	—
Cash distributions	(325)	(2,442)	(14,791)

Net cash used in financing activities	(16,179)	(11,454)	(10,272)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,948)	(4,673)	(2,579)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	33,268	37,941	40,520

CASH AND CASH EQUIVALENTS AT END OF YEAR	$31,320	$33,268	$37,941

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for interest, net of amounts capitalized	$21,114	$22,571	$28,614

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO HOLDCO LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Principles of Consolidation/Operations

The accompanying consolidated financial statements include the accounts of Eldorado HoldCo, LLC, a Nevada limited liability company formed in April 2009 (“HoldCo”), Eldorado Resorts, LLC (“Resorts”), a Nevada limited liability company, Eldorado Capital Corp. (“Capital”), a Nevada Corporation that is a wholly owned subsidiary of Resorts, Eldorado Shreveport #1, LLC (“ES#1”) and Eldorado Shreveport #2, LLC (“ES#2”), two Nevada limited liability companies that are wholly owned subsidiaries of Resorts, Eldorado Casino Shreveport Joint Venture (formerly Hollywood Casino Shreveport), a Louisiana general partnership (in which ES#1 and ES#2 are partners that own all of the partnership interest representing all of the voting interests of the partnership, the “Louisiana Partnership”), Shreveport Capital Corp. (“Shreveport Capital”), a Louisiana corporation that is a wholly owned subsidiary of the Louisiana Partnership and Eldorado Limited Liability Company, a Nevada limited liability company that is a 96% owned subsidiary of Resorts (“ELLC” and, collectively with HoldCo, Resorts, Capital, ES#1, ES#2, the Louisiana Partnership, and Shreveport Capital, the “Company”). Prior to March 20, 2008, in consolidation, net income of the Louisiana Partnership was allocated 76.4% and 23.6% to the Company and Shreveport Gaming Holdings, Inc., an unaffiliated Delaware corporation (“SGH”), respectively. Net losses were allocated to the extent of their equity interests. As a result of the closing on March 20, 2008 of the Louisiana Partnership’s call of the other 23.6% partnership interest held by SGH, ES#1 and ES#2, between them, now own all of the partnership interests in the Louisiana Partnership. Intercompany accounts and transactions have been eliminated in consolidation.

The Company shall be liquidated upon the occurrence of any event requiring dissolution of the Company. Proceeds from liquidation shall be dispersed first to creditors, including Members and interest holders who are creditors for debts other than their respective capital contributions, and second to Members and interest holders in accordance with their capital account balances.

The Company owns and operates the Eldorado Hotel & Casino (the “Eldorado”), an 815-room hotel casino in downtown Reno, Nevada. ELLC, a Nevada limited liability company owned 96.12% by Resorts, and Galleon, Inc. (“Mandalay Sub”, a Nevada corporation and indirect wholly owned subsidiary of MGM MIRAGE (“MGM”)) entered into a 50/50 joint venture (the “Silver Legacy Joint Venture”) which owns the Silver Legacy Resort Casino (the “Silver Legacy”), a 1,710 room hotel casino that opened July 28, 1995 and is located contiguous to the Eldorado.

Resorts wholly owns ES#1 and ES#2 and, as a result of the closing on March 20, 2008 of the Louisiana Partnership’s call of the partnership interest held by an unaffiliated third party, ES#1 and ES#2, between them, now own all of the partnership interests in the Louisiana Partnership other than the selling partners’ rights relating to its “Preferred Capital Contribution Amount” and its “Preferred Return” (as those terms are defined in the partnership agreement). The Louisiana Partnership owns, and Resorts manages, a 403-room all suite art deco-style hotel and a tri-level riverboat dockside casino complex situated on the Red River in Shreveport, Louisiana (“Eldorado Shreveport”), which began operating as Eldorado Resort Casino Shreveport on October 26, 2005. Each of ES#1, ES#2, the Louisiana Partnership and its subsidiaries, including Shreveport Capital, is an “unrestricted subsidiary”, as defined in the Indenture, dated as of April 20, 2004, as amended, by and among Resorts and Capital, as issuers, and U.S. Bank National Association, as trustee (the “Indenture”).

Capital was incorporated with the purpose of serving as co-issuer of the 10 1/2% Senior Subordinated Notes due 2006 co-issued by Capital and Resorts (the “10 1/2% Notes”) in order to facilitate the offering thereof. Capital also served as a co-issuer of $64.7 million principal amount of 9% Senior Notes due 2014 issued on April 20, 2004 by Resorts and Capital (the “9% Notes”). Capital does not have any operations, assets or revenues.

Eldorado HoldCo, LLC

Effective April 1, 2009, HoldCo was formed to be the holding company for Resorts. The members of Resorts contributed all their respective membership interests in Resorts to HoldCo in return for proportionate membership interests in HoldCo. Other than the membership interests in Resorts, HoldCo has no assets, liabilities and conducts no operations.

Evansville, Indiana Transaction

On November 26, 2008, we entered into a settlement on the termination of a potential acquisition in Evansville, Indiana. As a result of the settlement, the Company recognized $5.0 million of an escrow deposit as an expense in the fourth quarter of 2008 along with other expenses relating to the transaction of approximately $1.8 million and $0.9 million in fees associated with the financing commitment.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flows in assessing the recoverability of long-lived assets and intangible assets, fair values of acquired assets and liabilities, our self-insured liability reserves, players’ club liabilities, contingencies and litigation, claims and assessments. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include investments purchased with a maturity at the day of purchase of 90 days or less. Book overdraft balances resulting from the Company’s cash management program are recorded as accounts payable.

Restricted Cash

The Company has a certificate of deposit, which is used for security with the Nevada Department of Insurance for its self-insured workers compensation. The certificate of deposit has a maturity date of July 30, 2010.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues markers to approved casino customers following background checks and investigations of creditworthiness. Trade receivables, including casino and hotel receivables, are typically non-interest bearing. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well a historical collection experience and current economic and business conditions. Management believes that as of December 31, 2009 and 2008, no significant concentrations of credit risk existed for which an allowance had not already been recorded. (See Note 4).

Inventories

Inventories are stated at the lower of cost, using a first-in, first-out basis, or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset or the term of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. We evaluate our assets for impairment if a triggering event occurs.

Investment in Joint Ventures

The Company accounts for ELLC’s 50% joint venture interest in the Silver Legacy Joint Venture and its 21.25% interest in Tamarack, affiliates that it does not control but over which it does exert significant influence, using the equity method of accounting. Since the Company operates in the same line of business as the Silver Legacy and Tamarack, each with casino and/or hotel operations, the Company’s equity in the income of such joint ventures is included in operating income. The Company accounted for its 18% interest in MindPlay (an entity which sold all of its assets in February 2004 and was dissolved in March 2008) under the equity method of accounting of which we had no equity in income for the years ended December 31, 2009, 2008 and 2007.

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

Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset is compared to its carrying value to determine whether an impairment exists. An impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment shall be based on the carrying amount of the asset at the date it is tested for recoverability, whether in use or under development. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

In 2009, we recorded a $1.1 million loss on sale/disposition of long-lived assets as a result of the sale or write off of property and equipment replaced as part of the updating and remodeling of our casino space at the Eldorado Shreveport. In 2008, we recorded a $0.3 million loss on sale/disposition of long-lived assets which was due to the sale or write off of property and equipment replaced as part of the updating and remodeling of casino and restaurant space at both properties. In 2007, we experienced a $1.6 million loss on disposition of long-lived assets from the charitable contribution of land to the City of Reno to allow for the construction of a new city-owned ballroom facility, which is operated and managed by Silver Legacy, together with Eldorado and Circus Circus-Reno. In 2007, loss on sale/disposition of long-lived assets was also due to a $0.6 million loss on disposal of assets as a result of the sale of 231 slot machines at the Eldorado Shreveport.

Self-Insurance

The Company is self-insured for various levels of general liability, workers’ compensation, and employee medical insurance coverage. Self-insurance reserves are estimated based on the Company’s claims experience and are included in accrued expenses on the consolidated balance sheets. For both years ended December 31, 2009 and 2008, accrued insurance and medical claims was $1.3 million.

Outstanding Chips and Tokens

The Company recognizes the impact on gaming revenues on an annual basis to reflect an estimate of the change in the value of outstanding chips and tokens that are not expected to be redeemed. This estimate is determined by measuring the difference between the total value of chips and tokens placed in service less the value of chips and tokens in the inventory of chips and tokens under our control. This measurement is performed on an annual basis utilizing methodology in which a consistent formula is applied to estimate the percentage value of chips and tokens not in custody that are not expected to be redeemed. In addition to the formula, certain judgments are made with regard to various denominations and souvenir chips and tokens. For the years ended December 31, 2009, 2008 and 2007, we recognized income of $26,000, $45,000, and $38,000, respectively.

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

The retail value of complimentaries included in promotional allowances is as follows (in thousands):

	For the years ended December 31,
	2009	2008	2007
Food, beverage and entertainment	$30,498	$30,865	$30,300
Hotel	10,179	10,378	10,737
Other	2,833	2,844	2,851

	$43,510	$44,087	$43,888

The estimated cost of providing such complimentary services is charged to operating expenses in the casino department. Such costs of providing complimentary services are as follows (in thousands):

	For the years ended December 31,
	2009	2008	2007
Food, beverage and entertainment	$23,437	$24,938	$24,247
Hotel	3,971	4,170	4,057
Other	3,093	3,884	3,747

	$30,501	$32,992	$32,051

Advertising

Advertising costs are expensed in the period the advertising initially takes place. Advertising costs included in selling, general and administrative expenses were $6.1 million, $6.9 million and $7.2 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

Federal Income Taxes

As a limited liability company, HoldCo is not subject to income tax liability. Because holders of membership interests in HoldCo are required to include their respective shares of HoldCo’s taxable income in their individual income tax returns, HoldCo will make distributions to its members to cover such tax liabilities.

The operating agreement of HoldCo dated as of April 1, 2009 (the “Eldorado Operating Agreement”) obligates HoldCo to distribute each year, for as long as HoldCo is not taxed as a corporation, to each of its members an amount equal to such members’ allocable share of the taxable income (loss) of HoldCo multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year.

Correction of Fiscal 2008 Fair Value Disclosure

While preparing our 2009 financial statements, we identified an error in the 2008 footnotes related to the disclosure of fair value of our 10% First Mortgage Notes due 2012, co-issued by the Louisiana Partnership and Shreveport Capital (the “New Shreveport Notes”) and our 13% Preferred Equity Interest. We have revised the 2008 fair value of the New Shreveport Notes from $136.9 million (as previously disclosed) to $117.2 million (as adjusted) and the 13% Preferred Equity Interest from $22.2 million (as previously disclosed) to $17.7 million (as adjusted) to disclose the correct amounts.

Fair Value of Financial Instruments

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market based measurement that is determined based on assumptions that market participants would use in pricing as an asset or liability. As a basis for considering such assumptions, there is a three-tier a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

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

Accounts and Interest Payable and Other Liabilities: The carrying amounts approximate the fair values due to the short maturity of the obligations.

Long-term Debt: Management estimates that the approximate fair market value of the 9% Senior Notes, issued April 2004, was approximately $52.3 million and $49.1 million at December 31, 2009 and 2008, respectively, versus its book value of $64.5 million. The carrying amount of New Shreveport Notes amounted to approximately $124.5 million at both December 31, 2009 and 2008. At December 31, 2009 and 2008, management estimates that the fair market value of these debt securities is approximately $119.1 million and $117.2 million, respectively.

13% Preferred Equity Interest: The carrying amount of Preferred Capital Contribution Amount, including the associated unpaid Preferred Return, amounted to approximately $20.4 million at both December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, management estimates that the fair market value of these debt securities is approximately $17.85 million and $17.7 million, respectively.

The fair values of the Company’s and the Louisiana Partnership’s long-term debt and Preferred Capital Contribution Amount have been calculated based on management’s estimates of the borrowing rates available as December 31, 2009 and 2008, for debt with similar terms and maturities.

Segment Reporting

The executive decision makers of our Company review operating results, assess performance and make decisions on a property-by-property basis. We, therefore, consider the Eldorado Reno and Eldorado Shreveport properties to be operating segments.

Comprehensive Loss

Other comprehensive loss consists of revenues, expenses, gains and losses which do not affect net income (loss) under accounting principles generally accepted in the United States of America. “Comprehensive loss” is the sum of net income (loss), and other comprehensive loss which includes unrealized gain (loss) on marketable securities available for sale.

In the fourth quarter of 2009, the Company excercised its right to purchase Bally common stock which was received from the dissolution of MindPlay in July 2008. The Company subsequently sold the shares in the fourth quarter of 2009. The warrants that we received were valued at $193,000 and recorded as income at the end of the third quarter of 2008. As of December 31, 2009, as a result of the exercising of the warrants and sale of the securities, we no longer carry the changes in fair market value on our balance sheets as a component of Other Comprehensive Loss.

Other comprehensive loss consists of revenues, expenses, gains and losses which do not affect net loss under accounting principles generally accepted in the United States of America. Other comprehensive loss for the years ended December 31, 2009 and 2008 includes an adjustment to our Bally warrants and was computed as follows (in thousands):

	2009	2008
Net loss	$(1,348)	$(27,059)
Marketable securities adjustment	108	(108)

Comprehensive loss	$(1,240)	$(27,167)

Recently Issued Accounting Pronouncements

The Company adopted various accounting standards during 2009, none of which had a material effect on its consolidated financial statements.

In addition, certain amendments to Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” become effective for us beginning January 1, 2010. Such amendments include changes to the quantitative approach to determine the primary beneficiary of a variable interest entity (“VIE”). An enterprise must determine if its variable interest or interests give it a controlling financial interest in a VIE by evaluating whether 1) the enterprise has the power to direct activities of the VIE that have a significant effect on economic performance, and 2) the enterprise has an obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The amendments to ASC 810 also require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The adoption of these amendments did not have a material effect on the Company’s consolidated financial statements

Subsequent Events

In May 2009, the Financial Account Standards Board (“FASB”) issued guidance addressing the accounting for and disclosure requirements of events or transactions that occur after the balance sheet date, but before the financial statements are issued. The Company adopted the guidance as of June 30, 2009 as it was effective for interim and annual periods ending after June 15, 2009. In February 2010, however, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments (a) require an SEC filer to evaluate subsequent events through the date the financial statements are issued with the SEC, (b) add the definitions of an SEC filer and revised financial statements, (c) no longer require that an SEC filer disclose the date through which subsequent events have been reviewed, and (d) remove the definition of a public entity. We adopted the amendments upon issuance with no material impact to our consolidated financial statements.

We have evaluated subsequent events from January 1, 2010 through March 31, 2010, which is the issuance date of these consolidated financial statements.

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

•

ES#1 acquired 55,006 shares of the common stock of SGH for $1.27 million and, on July 22, 2005, converted the shares into (i) an additional 1.4% non-voting partnership interest in the Louisiana Partnership and (ii) the right to distributions by the Louisiana Partnership in respect of $1.12 million of the 13% Preferred Equity Interest. This transaction resulted in SGH owning $18.88 million of the 13% Preferred Equity Interest and a 23.6% interest in the Louisiana Partnership. Also, ES#1 owned $1.12 million of the Preferred Equity Interest, and its ownership in the Louisiana Partnership increased to 76.4%.

•

As a result of the closing on March 20, 2008 of the Louisiana Partnership’s call of the other 23.6% partnership interest held by SGH, ES#1 and ES#2, between them, now own all of the partnership interests in the Louisiana Partnership. (See Note 9)

Resorts receives a management fee from the Louisiana Partnership to manage the Eldorado Shreveport (See Note 12).

3. Operating Agreement of HoldCo

The rights and obligations of the equityholders of HoldCo (the “Members”) are governed by the Eldorado Operating Agreement of Eldorado HoldCo LLC dated as of April 1, 2009. The Eldorado Operating Agreement provides that no officer or member of the Board of Managers (“Board Member”) of HoldCo will be liable to HoldCo, its Members or holders of its membership interests for acts or omissions of such officer or Board Member in connection with the business or affairs of HoldCo, including for any breach of fiduciary duty or mistake of judgment, except for acts involving intentional misconduct, fraud or known violations of the law. HoldCo will dissolve upon the earliest to occur of: (a) the sale or disposition of all or substantially all of the assets in HoldCo, (b) the written consent of Members holding more than a 75% voting interest in

HoldCo or (c) any event that, pursuant to the Eldorado Operating Agreement, terminates a Member’s interest, unless there are at least two remaining Members and at least a Majority Interest, as defined in the Eldorado Operating Agreement, of the remaining Members agree to continue HoldCo.

4. Accounts Receivable and Due From Members and Affiliates

Components of accounts receivable, net are as follows (in thousands):

	December 31,
	2009	2008
Accounts receivable and due from members and affiliates	$11,520	$9,024
Allowance for doubtful accounts	(2,749)	(1,533)

Total	$8,771	$7,491

The provision for bad debt expense was $2,135, $1,284 and $1,408 for the years ended December 31, 2009, 2008 and 2007, respectively. Writeoffs of accounts receivable were $926, $1,898 and $2,020 for the years ended December 31, 2009, 2008 and 2007, respectively.

5. Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Service Life	December 31,
	(years)	2009	2008
Land and improvements	—	$29,510	$29,510
Buildings and other leasehold improvements	10-45	246,685	245,357
Riverboat	25	39,023	39,005
Furniture, fixtures and equipment	3-15	103,994	99,783
Property held under capital lease (Note 12)	3-15	2,731	3,234
Construction in progress		1,277	1,462

		423,220	418,351
Less—Accumulated depreciation		(199,067)	(180,132)

Property and equipment, net		$224,153	$238,219

Substantially all property and equipment is pledged as collateral for long-term debt (see Note 9).

At December 31, 2009 and 2008, accumulated depreciation includes $2.1 million and $2.3 million, respectively, related to assets acquired under capital leases.

Depreciation and amortization expense was $23.9 million, $23.9 million and $23.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

6. Other and Intangible Assets, net

Other and intangible assets, net, include the following amounts (in thousands):

	December 31,
	2009	2008
Land held for development	$906	$906
Loan acquisition costs (Credit facility)	701	255
Bond offering costs, 9% Senior Notes	665	665
Other	618	728

	$2,890	$2,554
Accumulated amortization loan costs (Credit facility)	(309)	(139)
Accumulated amortization bond costs 9% Senior Notes	(376)	(312)

Total Other Assets, net	$2,205	$2,103

Gaming license	$20,720	$20,720
Customer relationships	1,959	1,959

	22,679	22,679
Accumulated amortization customer relationships	(1,734)	(1,344)

Total Intangible Assets, net	$20,945	$21,335

The Eldorado Shreveport gaming license, valued at $19.7 million, is an intangible asset acquired from the purchase of gaming entities that are located in gaming jurisdictions where competition is limited, such as when only a limited number of gaming operators are allowed to operate. Gaming license rights are not subject to amortization as we have determined that they have an indefinite useful life.

Amortization of bond and loan costs is computed using the straight-line method, which approximates the effective interest method, over the term of the bonds or loans, respectively. Customer relationships, valued at $1.96 million, are being amortized over a five-year period using the straight-line method. Amortization expense with respect to customer relationships for each of the years ended December 31, 2009, 2008 and 2007 amounted to $390,000, and the remaining net value of $225,000 will be amortized to expense in the year ended December 31, 2010.

7. Investment in Joint Ventures

Effective March 1, 1994, ELLC (96% owned by Resorts and 4% noncontrolling interest collectively owned by Recreational Enterprises, Inc. and Hotel Casino Management) and Galleon, Inc. (“Mandalay Sub”, a Nevada corporation and indirect wholly owned subsidiary of MGM MIRAGE (“MGM”)), (each a “Partner” and, together, the “Partners”), entered into a joint venture (the “Silver Legacy Joint Venture”) pursuant to a joint venture agreement (the “Original Joint Venture Agreement”) to develop the Silver Legacy Resort Casino (the “Silver Legacy”). The Silver Legacy consists of a casino and hotel located in Reno, Nevada, which began operations on July 28, 1995. During 1994, ELLC contributed land to the Silver Legacy Joint Venture with a fair value of $25.0 million (a book value of $17.2 million) and cash of $23.0 million. Additional cash contributions of $3.9 million were made in 1995, for a total equity investment of $51.9 million. Galleon, Inc. contributed cash of $51.9 million to the Silver Legacy Joint Venture. Each partner owns a 50% interest in the Silver Legacy Joint Venture.

On March 5, 2002, the Partners executed a new amendment and restatement of the Original Joint Venture Agreement (as further amended in April 2002, the “Joint Venture Agreement”), the terms of which are summarized below, and the Silver Legacy Joint Venture and its wholly owned finance subsidiary, Silver Legacy Capital Corp., issued $160 million principal amount of 10 1/8% mortgage notes due 2012 (the “Silver Legacy Notes”). Concurrently with the issuance of the Silver Legacy Notes, the Silver Legacy Joint Venture (i) repaid the entire outstanding balance of the Original Silver Legacy Credit Agreement, (ii) entered into a new senior secured credit facility comprised of a $20.0 million term loan facility (which was paid in full in 2003) and a $20.0 million revolving facility with a five year maturity (the “Silver Legacy Credit Agreement”), and (iii) made distributions of $10.0 million to ELLC and $20.0 million to Mandalay Sub, utilizing the balance of the net proceeds of the Silver Legacy Notes and $26.0 million of borrowings under the Silver Legacy Credit Agreement. The Silver Legacy Credit Agreement is secured by a first priority security interest in substantially all of the existing and future assets (other than certain licenses which may not be pledged under applicable law) of the Silver Legacy Joint Venture and a first priority pledge of and security interest in all of the Partnership interests in the Silver Legacy Joint Venture. The Silver Legacy Notes are secured by a security interest in the same assets and pledges of and security interest in the same Partnership interests which are junior to the security interests and pledges securing the Silver Legacy Credit Agreement. On November 4, 2003, the Partnership, U.S. Bank, N.A. and Bank of America, N.A., executed an amendment to the Credit Facility which reduced the revolving facility to $10.0 million. On March 28, 2008, the Partnership and Bank of America, N.A. executed an amendment reducing the revolving facility to $1.0 million.

During the year ended December 31, 2009, there was no indebtedness outstanding under the Silver Legacy Credit Agreement. As of December 31, 2009, the Silver Legacy Joint Venture was not in compliance with the financial covenants in the Silver Legacy Credit Agreement. As described below, such noncompliance was prospectively waived by an amendment, dated August 12, 2008, to the Silver Legacy Credit Agreement. As a result of the covenant noncompliance at December 31, 2009, the Silver Legacy Joint Venture is precluded from utilizing the Silver Legacy Credit Agreement until it has completed a fiscal quarter as to which it is in compliance with the facility’s covenants (including the financial covenants as though the below-described waiver had not been given). On August 12, 2008, the Silver Legacy Joint Venture and Bank of America, N.A. executed an additional amendment to the Silver Legacy Credit Agreement which retroactively waived compliance with the Silver Legacy Credit Agreement’s financial covenants in respect of the quarters ended March 31, 2008 and June 30, 2008 and prospectively waives compliance with the Silver Legacy Credit Agreement’s financial covenants for each subsequent quarter through and including December 31, 2009, provided that no additional credit is extended under the Silver Legacy Credit Agreement during a quarter for which the waiver is relied upon. The Silver Legacy Joint Venture’s inability to satisfy the covenant ratios in the Silver Legacy Credit Agreement does not constitute a default under the indenture relating to the Silver Legacy Notes. As of December 31, 2009, the Silver Legacy Joint Venture was in compliance with the covenants in the indenture relating to the Silver Legacy Notes.

On January 28, 2009, the Silver Legacy Joint Venture executed an additional amendment to extend the Silver Legacy Credit Agreement’s maturity date for an additional year to March 30, 2010. This amendment also allowed for the unconditional expenditure of up to $20.0 million to purchase outstanding Silver Legacy Notes provided that no proceeds of loans under the Silver Legacy Credit Agreement are used for this purpose. The aforementioned financial covenants waiver remained in effect throughout 2009. The Silver Legacy Joint Venture has not utilized its borrowing capacity under the Silver Legacy Credit Agreement since 2003. As a result, the Silver Legacy Credit Agreement’s was allowed to expire on its March 30, 2010 maturity date.

In February 2009, the Silver Legacy Joint Venture purchased and retired $17.2 million principal amount of the Silver Legacy Notes. The total purchase price of the Silver Legacy Notes was approximately $11.4 million, resulting in a gain of approximately $5.5 million, net of unamortized debt issuance costs. The repurchase of the Silver Legacy Notes reduced the amount of Silver Legacy Notes outstanding to $142.8 million. The transaction was funded by available invested cash reserves. The Silver Legacy Joint Venture’s executive committee has authorized the Silver Legacy Joint Venture to spend up to an additional $8.6 million (representing the additional amount of funds other than proceeds of loans under the Silver Legacy Credit Agreement permitted by the terms of the Silver Legacy Credit Agreement to be unconditionally expended) for the repurchase of Silver Legacy Notes. It is anticipated that any additional Silver Legacy Notes acquired prior to maturity will be acquired through open market purchases

Concurrently with the closing of the issuance of the Silver Legacy Notes, the Original Joint Venture Agreement was amended and restated in its entirety and was further amended in April 2002. The April 2002 amendments were principally (i) to provide equal voting rights for ELLC and Mandalay Sub (and procedures for resolving deadlocks) with respect to approval of the Silver Legacy Joint Venture’s annual business plan and the appointment and compensation of the general manager, and (ii) to give each partner the right to terminate the general manager.

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

We test our investments for an other-than-temporary impairment should a triggering event occur. In 2008, as a result of a triggering event, the Company’s annual impairment test resulted in the recognition of a non-cash impairment charge of $16.55 million, which is included in the consolidated statement of operations. Noncontrolling interests in the Silver Legacy Joint Venture were allocated $0.6 million of the non-cash impairment. Assumptions used in such analysis were impacted by current market conditions including: 1) lower market valuation multiples for gaming assets; 2) higher discount rates resulting from turmoil in the credit and equity markets; and 3) current cash flow forecasts for the Silver Legacy Joint Venture. There was no impairment for the Silver Legacy Joint Venture in 2009.

Summarized information for the Company’s equity investment in the Silver Legacy Joint Venture is as follows (in thousands):

	December 31, 2009	December 31, 2008
Beginning balance	$44,856	$70,795
Partners’ distribution	—	(5,000)
Equity in net loss of unconsolidated affiliate	(2,362)	(4,389)
Impairment in joint venture	—	(16,550)

Ending balance	$42,494	$44,856

Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

	December 31,
	2009	2008
Current assets	$42,210	$52,397
Property and equipment, net	234,886	247,689
Other assets, net	7,170	7,235

Total assets	$284,266	$307,321

Current liabilities	$18,419	$20,422
Long-term liabilities	150,309	166,421
Partners’ equity	115,538	120,478

Total liabilities and partners’ equity	$284,266	$307,321

Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net revenues	$122,104	$139,475	$161,980
Operating expenses	(117,097)	(132,133)	(138,596)

Operating income	5,007	7,342	23,384
Other expense	(9,731)	(16,120)	(14,888)

Net (loss) income	$(4,724)	$(8,778)	$8,496

The Company owns a 21.25% interest in Tamarack Crossings, LLC, a Nevada limited liability company, which owns and operates Tamarack Junction (“Tamarack”), a small casino in south Reno, Nevada. The Company has a nontransferable option to purchase from Donald Carano, at a purchase price equal to his cost plus any undistributed income attributable thereto (which amounted to approximately $2.6 million at December 31, 2009), an additional 10.0% interest in Tamarack Crossings, LLC, which is exercisable until June 30, 2010. Donald Carano currently owns a 26.25% interest in Tamarack Crossings, LLC. Four members of Tamarack Crossings, LLC, including the Company and three unaffiliated third parties, manage the business and affairs of the Tamarack. At December 31, 2009 and 2008, the Company’s financial investment in Tamarack Crossings, LLC was $5.5 million and $5.3 million, respectively. The Company’s capital contribution to Tamarack Crossings, LLC represents its proportionate share of the total capital contributions of the members. Additional capital contributions of the members, including the Company, may be required for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings. The Company’s investment in Tamarack is accounted for using the equity method of accounting. Equity in income related to Tamarack for the years ended December 31, 2009, 2008, and 2007 of $1.1 million, $1.0 million, and $1.4 million, respectively, is included as a component of operating income.

Summarized information for the Company’s equity investment in the Tamarack is as follows (in thousands):

	December 31, 2009	December 31, 2008
Beginning balance	$5,295	$5,587
Members’ distribution	(1,020)	(1,340)
Equity in net income of unconsolidated affiliate	1,144	1,048

Ending balance	$5,419	$5,295

Summarized balance sheet information for the Tamarack is as follows (in thousands):

	December 31,
	2009	2008
Current assets	$7,584	$7,220
Property and equipment, net	21,234	22,017
Other Assets	100	100

Total assets	$28,918	$29,337

Current liabilities	$2,004	$2,004
Long-term liabilities	1,417	2,417
Members’ equity	25,497	24,916

Total liabilities and members’ equity	$28,918	$29,337

Summarized results of operations for the Tamarack are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net revenues	$18,209	$18,580	$20,186
Operating expenses	(12,674)	(13,482)	(13,432)

Operating income	5,535	5,098	6,754
Interest expense	(154)	(167)	(344)

Net income	$5,381	$4,931	$6,410

Effective July 1, 2000, the Company and Avereon Research LTD. (“ARL”) entered into an agreement to form MindPlay, LLC (the “MindPlay Entity”), for the purpose of developing, owning and marketing a sophisticated system which will permit the tracking and surveillance of pit gaming operations (“MindPlay”). On February 19, 2004, Alliance Gaming Corp. (“Bally’s”), a New York Stock Exchange listed company (“Alliance”), purchased substantially all of the assets of the MindPlay Entity, consisting primarily of intellectual property, and assumed certain liabilities. On March 11, 2008, the managers and members of MindPlay LLC voted to accept a settlement agreement with Bally’s and to dissolve the company effective immediately. The Company, which owned approximately 18% of MindPlay, received approximately $239,000 in cash in the first quarter of 2008 and in July 2008 received 18,663 warrants to purchase one share of Bally’s common stock at an exercise price of $24.69 per share. These warrants that we received were valued at $193,000 and recorded as income at the end of the third quarter of 2008. In the fourth quarter of 2009, the Company exercised the warrants relating to MindPlay settlement agreement with Bally’s. The shares were sold in the fourth quarter of 2009 and the Company recorded income of $101,000. As a result of the settlement agreement, Bally’s released MindPlay from any claims against Bally’s. For the years ended December 31, 2009, 2008 and 2007 there was no equity in income relating to MindPlay. At December 31, 2009 and 2008, the Company’s investment in MindPlay was $0.

8. Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Accrued payroll and benefits	$2,635	$2,577
Accrued vacation	844	1,120
Accrued insurance	821	718
Accrued medical claims	490	550
Accrued taxes	2,563	2,236
Unclaimed chips and tokens	1,003	1,431
Progressive slot liability and accrued gaming promotions	5,741	5,668
Other	2,279	2,250

	$16,376	$16,550

9. Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2009	2008
9% Senior Notes	$64,475	$64,475
10% New Shreveport Notes	117,571	117,571
10% New Shreveport Notes due to related party	6,912	6,912
Outstanding portion of reducing revolver credit facility	—	12,750
Notes payable to bank	—	2,430

	188,958	204,138
Less—Current portion	—	(215)

	188,958	203,923
13% Preferred Equity	19,289	19,289

	$208,247	$223,212

Scheduled maturities of long-term debt are as follows for the years ended December 31, (in thousands):

2010	$—
2011	—
2012	124,483
2013	19,289
2014	64,475
Thereafter	—

$208,247

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

The Louisiana Partnership and Shreveport Capital have outstanding $124.5 million aggregate principal amount of New Shreveport Notes. Interest on the New Shreveport Notes is payable semi-annually each February 1 and August 1, commencing February 1, 2006. Such interest is payable in cash or, at the option of the Louisiana Partnership and Shreveport Capital, through the issuance of additional New Shreveport Notes for all or a portion of the amount of interest then due. However, this option to issue additional New Shreveport Notes in lieu of cash payments for interest may only be made for four semi-annual interest payments (which need not be consecutive) and, with limited exceptions, may not be made once a “Preferred Capital Contribution Amount” has been redeemed or otherwise acquired by the Issuers. On February 1, 2006 and August 1, 2006, the Louisiana Partnership issued approximately $8.2 million and $7.4 million, respectively, of additional New Shreveport Notes in lieu of making a cash interest payment.

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

In consideration for a 14.47% equity interest and a 2.5659% equity interest in the Company, NGA AcquisitionCo LLC, an unaffiliated entity, transferred to the Company and Donald Carano, respectively, free and clear of any liens, ownership of $31.1 million and $6.9 million original principal amount of New Shreveport Notes, respectively (See Note 14).

In June 2009, the Louisiana Partnership solicited consents from the holders of the New Shreveport Notes to modify the New Indenture with respect to the allowance of certain “Restricted Payments” (as defined in the New Indenture). A sufficient number of consents were obtained to allow for the modification, which became effective on June 29, 2009. The amendment to the indenture allowed the Louisiana Partnership and Shreveport Capital to revise its limitations on restricted payments thus allowing the Louisiana Partnership to make restricted payments in an amount not to exceed $10 million in the aggregate and also allowed the Louisiana Partnership to purchase, redeem, defease or otherwise acquire or retire for value the New Shreveport Notes, in whole or in part, so long as (i) the Louisiana Partnership has at least $10 million of cash equivalents and (ii) the fixed charge coverage ratio for the Louisiana Partnership’s four most recently ended fiscal quarters for which internal financial statements are available immediately preceding the date that such restricted payments are made is at least 1.5:1.0. Holders of the New Shreveport Notes approving the consent were paid a fee in the amount of $2.50 for every $1,000 of New Shreveport Notes held. The consent fee, which amounted to $388,000, has been reflected as a deferred financing cost included in other assets on the accompanying consolidated balance sheet at December 31, 2009 and is being amortized over the remaining term of the New Shreveport Notes. Costs associated with obtaining the consents amounting to $37,000 during the year ended December 31, 2009 were expensed as incurred and are included in general and administrative expenses on the accompanying consolidated statement of operations.

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

The Louisiana Partnership’s Fourth Amended and Restated Partnership Agreement, dated as of July 21, 2005, as amended by the Fifth Amended and Restated Partnership Agreement, dated as of July 22, 2005 (the “Partnership Agreement”), provides for a “Preferred Return” (as defined) on the “Preferred Capital Contribution Amount” (as defined) to SGH, and each transferee of any of SGH’s interest in the Louisiana Partnership that becomes a partner in the Louisiana Partnership in accordance with the Partnership Agreement (each an “SGH Transferee”). As defined in the Partnership Agreement, “Preferred Capital Contribution Amount” means $20 million less the cumulative amounts distributed from time to time in payment of the Preferred Capital Contribution Amount. As defined in the Partnership Agreement, “Preferred Return” means an amount calculated in the same manner as interest on a loan accruing daily from June 30, 2005, at an annual rate of 13% (based upon a 365 or 366 day year, as applicable), compounded quarterly on the last day of each fiscal quarter of each applicable year, taking into account distributions of Preferred Return made pursuant to the Partnership Agreement as if they were payments of interest and distributions in payment of the Preferred Capital Contribution Amount made pursuant to the Partnership Agreement as if they were payments of principal. As of both December 31, 2009 and 2008, accrued interest with respect to the Preferred Capital Contribution Amount was $433,000, of which $24,000, was payable to ES#1. During August 2007, the Louisiana Partnership paid all of the Preferred Return incurred from the Effective Date through July 31, 2007, which amounted to $6.1 million, including $321,000 paid to ES#1.

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

Resorts’ credit facility is a senior secured revolving credit facility which was amended and restated on February 28, 2006, to extend the maturity date from March 31, 2006 to February 28, 2011, and to restore to $30.0 million the amount of credit available under the facility. On March 13, 2009, the credit facility was amended to reduce to $20.0 million as of that date, and further reduce by $1.0 million at the end of each quarter thereafter, the amount of credit available under the facility. Borrowings under the credit facility bear interest, at the Company’s option, at either (i) the greater of (a) the rate publicly announced from time to time by Bank of America as its “Prime Rate” or (b) the Federal Funds Rate plus .50% (“Base Rate”) or (ii) a Eurodollar rate determined in accordance with the credit facility. The Eurodollar rate was 0.23% and the Base Rate was 3.25% as of December 31, 2009, plus an applicable margin. As of December 31, 2009, there was no indebtedness under the credit facility.

The credit facility is secured by substantially all of Resorts’ real property. The credit facility includes various restrictions and other covenants including: (i) restrictions on the disposition of property, (ii) restrictions on investments and acquisitions, (iii) restrictions on distributions to members of HoldCo, (iv) restrictions on the incurrence of liens and negative pledges, (v) restrictions on the incurrence of indebtedness and the issuance of guarantees, (vi) restrictions on transactions with affiliates and,

(vii) restrictions on annual capital expenditures including capital leases. The credit facility also contains financial covenants including a maximum total debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum equity requirement. On November 13, 2007, Resorts, Bank of America, N.A., and Capital One, N.A. executed an amendment to the credit facility that waived the default under the covenant relating to distributions and reduced the minimum ratio of EBITDA to fixed charges from 1.25 to 1.1 under the credit facility with retroactive effect for the quarter ended September 30, 2007 and for each subsequent quarter through and including the quarter ending June 30, 2008. On March 28, 2008, Resorts, Bank of America, N.A., U.S. Bank, N.A. and Capital One, N.A. executed an amendment to the credit facility that waived the default under the covenant relating to distributions and further reduced the minimum ratio of EBITDA to fixed charges from 1.1 to 1.0 under the credit facility with retroactive effect for the quarter ended December 31, 2007 and for each subsequent quarter through and including the quarter ending June 30, 2008. On March 13, 2009, Resorts, Bank of America, N.A., U.S. Bank, N.A. and Capital One, N.A. executed an additional amendment to the credit facility that retroactively reset the minimum members’ equity to $90.0 million at December 31, 2008, kept the total debt to EBITDA ratio at 4.0 to 1.0 through December 31, 2010, and eliminated from the EBITDA calculation the $6.8 million in expenses incurred in the fourth quarter of 2008 in connection with the Evansville transaction (acquisition termination charges). As of the date of the amendment, the amount of credit available pursuant to the credit facility was reduced to $20.0 million and by its terms, the commitment reduces by an additional $1.0 million at the end of each subsequent quarter, beginning with the quarter ending March 31, 2009 until maturity. These changes are retroactive for the quarter ended December 31, 2008. On May 8, 2009, Resorts, Bank of America, N.A., U.S. Bank, N.A. and Capital One, N.A. executed a further amendment to the credit facility that retroactively reset the minimum member’s equity to $80.0 million at March 31, 2009 thus curing a default at March 31, 2009 under the facility’s financial covenant relating to minimum member’s equity.

The credit facility and the indenture relating to the 9% Notes contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions. As of December 31, 2009, the Company was in compliance with all of these covenants.

On May 12, 2009, the Company and Newport Global Advisors L.P. (“Newport”) executed an agreement (the “Newport Agreement”) pursuant to which the Company could have made a written request to Newport for a loan. On August 11, 2009, the Board of Managers agreed to terminate the Newport Agreement effective August 18, 2009.

10. Employee Benefit Plans

The Company established a voluntary, qualified, defined contribution plan covering all eligible employees of the Company regulated under Section 401(k) of the Internal Revenue Code. Plan participants can elect to defer pre-tax compensation through payroll deductions. The Company’s matching contributions, which ceased at Eldorado Reno on February 15, 2009, were $227,000, $497,000, and $505,000 for the fiscal years ended December 31, 2009, 2008 and 2007, respectively.

11. Commitments and Contingencies

Capital Leases

The Company leases certain equipment under agreements classified as capital leases. In May 2008, the Company entered into a lease agreement in the original amount of $601,000 with a third party lessor to acquire an exterior sign at the Eldorado Reno at 8.243% per annum. The lease has an original term of 60 months with monthly payments of $11,269. The lease contains a bargain purchase option at the end of the lease period. During 2006, the Eldorado Shreveport entered into lease agreements in the original amount of $321,000 with third party lessors to acquire certain gaming and operating equipment for the Eldorado Shreveport at Shreveport’s estimated incremental borrowing rate for similar purchases of equipment of 12% per annum. During 2006, the Eldorado Reno entered into a lease agreement in the original amount of $690,000 with a third party lessor to acquire mini-bars for hotel rooms at the Eldorado Reno at 9.875% per annum. The leases have original terms of 18 to 96 months and contain bargain purchase options at the end of the lease periods. The leases are treated as capital leases for financial reporting purposes. The future minimum lease payments, including interest, by year under these leases, together with the present value of the minimum lease payments consisted of the following at December 31, 2009 (in thousands):

2010	$259
2011	259
2012	259
2013	236
2014	102
Thereafter	—

Minimum lease payments	1,115
Less—Amounts representing interest	(199)

$916

Operating Leases

The Company leases equipment under operating leases. Future minimum payments under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2009 (in thousands):

	Ground Lease	Other Leases
2010	$449	$703
2011	403	320
2012	403	196
2013	403	148
2014	403	140
Thereafter	22,504	128

	$24,565	$1,635

Total rental expense under operating leases was $737,000, $894,000, and $966,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Additional rent for land upon which the Eldorado Reno resides of $605,000 in 2009, $624,000 in 2008, and $633,000 in 2007 was paid to C, S and Y Associates, a general partnership of which Donald Carano is a general partner, based on gross gaming receipts. This rental agreement expires June 30, 2027.

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

	Year Ended December 31,
	2009	2008	2007
Ground lease:
Base rent	$585	$585	$585
Percentage rent	1,540	1,538	1,396

	$2,125	$2,123	$1,981

Payment in lieu of admissions fees and school taxes	$6,806	$6,683	$5,958

Expenses under operating leases (exclusive of the ground lease) amounted to $599,000, $725,000 and $771,000, respectively, for the years ended December 31, 2009, 2008 and 2007.

There are currently three tenants renting retail space under rental agreements expiring at various dates in 2010 and 2011, some of which have optional renewal periods. Rental payments are comprised of fixed monthly amounts, percentage rentals and common area maintenance payments. Rental revenue for the years ended December 31, 2009, 2008 and 2007 amounted to $185,000, $182,000 and $252,000, respectively.

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

In March 2008, the Nevada Supreme Court ruled and in July 2008 refused to reconsider its previous decision, in a case involving another casino company, that food purchased for the use in providing complimentary meals to customers and to employees was exempt from sales and use tax. The Company had previously paid use tax on these items and has generally filed for refunds from the periods from November 1999 to February 2008 related to this matter. The aggregate principal amount for which a refund claim is pending is approximately $1.7 million. As of December 31, 2009, the Company had not recorded income related to this matter since it is still subject to review by the state’s Attorney General’s office. However, the Company is claiming the exemption on sales and use tax returns for periods after February 2008 in light of the Nevada Supreme Court decision.

12. Management Fees

The Company pays management fees to Recreational Enterprises, Inc. and Hotel Casino Management, Inc., the owners of 47% and 25% of the Company’s equity interests, respectively. In connection with the consummation of the offering of the Notes, Resorts entered into a management agreement with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. providing that future management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. will not exceed 1.5% of Resorts’ annual net revenues continued in effect until July 1, 2008 after which it will be automatically renewed for additional three-year terms until terminated by one of the parties. No management fees were paid in 2009. Management fees were $500,000, and $600,000 for 2008 and 2007, respectively.

13. Segment Information

The following table sets forth, for the period indicated, certain operating data for our reportable segments. We review our operations by our geographic gaming market segments: Eldorado Reno and Eldorado Shreveport.

	For the years ended December 31,
	2009	2008	2007
	(in thousands)
Revenues and expenses
Eldorado Reno
Net operating revenues (a)	$113,194	$129,546	$143,515
Expenses, excluding depreciation	(98,166)	(114,146)	(119,621)
Loss on sale/disposition of long-lived assets and property and equipment	(21)	(49)	(1,829)
Acquisition termination charges	—	(6,840)	—
Equity in (loss) income of unconsolidated affiliates	(1,218)	(3,341)	5,610
Impairment in investment in joint venture	—	(16,550)	—
Depreciation	(13,156)	(13,751)	(13,678)

Operating income (loss) – Eldorado Reno	$633	$(25,131)	$13,997

Eldorado Shreveport
Net operating revenues	$163,389	$160,732	$145,968
Expenses, excluding depreciation, amortization (a)	(132,442)	(131,092)	(121,189)
Loss on sale/disposition of long-lived assets and property and equipment	(1,081)	(239)	(558)
Depreciation and amortization	(10,776)	(10,165)	(9,352)

Operating income – Eldorado Shreveport	$19,090	$19,236	$14,869

	For the years ended December 31,
	2009	2008	2007
	(in thousands)
Total Reportable Segments
Net operating revenues (a)	$276,583	$290,278	$289,483
Expenses, excluding depreciation, amortization (a)	(230,608)	(245,238)	(240,810)
Loss on sale/disposition of long-lived assets and property and equipment	(1,102)	(288)	(2,387)
Acquisition termination charges	—	(6,840)	—
Equity in (loss) income of unconsolidated affiliates	(1,218)	(3,341)	5,610
Impairment in investment in joint venture	—	(16,550)	—
Depreciation and amortization	(23,932)	(23,916)	(23,030)

Operating income (loss)– Total Reportable Segments	$19,723	$(5,895)	$28,866

	For the years ended December 31,
	2009	2008	2007
	(in thousands)
Reconciliations to Consolidated Net (Loss) Income
Operating Income (Loss)—Total Reportable Segments	$19,723	$(5,895)	$28,866
Eldorado Reno’s interest reversed on 13% Preferred Equity	—	—	(233)

Operating Income (Loss)	$19,723	$(5,895)	$28,633

Unallocated income and expenses
Interest income (b)	3,335	3,484	782
Other income	101	432	—
Noncontrolling interest	90	798	(162)
Interest expense (b)	(24,597)	(25,878)	(24,957)

Net (loss) income	$(1,348)	$(27,059)	$4,296

(a)	Before the elimination of $4.9 million, $4.6 million, and $3.4 million for management and incentive fees to Eldorado Reno and expense to Eldorado Shreveport for 2009, 2008 and 2007, respectively. Before the elimination of ($241,000), $858,000 and $793,000 for airplane lease to Eldorado Reno and expense to Eldorado Shreveport in 2009, 2008 and 2007, respectively. Before the elimination of $172,000 for financing the sale of property by Eldorado Reno for Eldorado Shreveport for the year ended December 31, 2007.
(b)	Before the elimination of $3.113 million of interest income on the Shreveport Bonds and $143,000 of interest income on the 5.5% equity interest in the $20 million preferred equity interest in the Louisiana Partnership for the years ended December 31, 2009 and 2008.

	For the years ended December 31,
	2009	2008	2007
	(in thousands)
Capital Expenditures
Eldorado Reno	$3,746	$9,031	$7,624
Eldorado Shreveport	8,188	4,709	6,265
Eliminating entries (a)	(1,351)	—	—

Total	$10,583	$13,740	$13,889

(a)	Reflects the elimination of the proceeds of the sale of the airplane by Eldorado Reno to Eldorado Shreveport.

	As of December 31,
	2009	2008
	(in thousands)
Total Assets
Eldorado Reno	$202,823	$221,322
Eldorado Shreveport	171,785	177,704
Eliminating entries (a)	(33,080)	(40,112)

Total	$341,528	$358,914

(a)	Reflects the elimination of $3.05 million and $2.7 million for management and incentive fees to Eldorado Reno by Eldorado Shreveport as of December 31, 2009 and 2008, respectively, and $172,000 and $345,000 for intercompany receivables/payables as of December 31, 2009 and 2008, respectively; the elimination of the $31.1 million of Shreveport Bonds held by Eldorado Reno and the $1.3 million respective accrued interest as of December 31, 2009 and 2008; the elimination of $8.715 million and $1.53 million in distributions from Eldorado Shreveport to Eldorado Reno as of December 31, 2009 and 2008, respectively; the elimination of $5 million for Eldorado Reno’s investment in a 75% voting partnership interest in the Louisiana Partnership (representing all of the currently outstanding partnership interests of the Louisiana Partnership), and the $1.12 million paid for a 1.4% nonvoting partnership interest (subsequently redeemed by the Louisiana Partnership) and a 5.5% equity interest in the $20 million preferred equity interest in the Louisiana Partnership, and $24,000 of accrued interest on the 5.5% preferred equity interest in both periods.

14. Related Parties

We believe that all of the transactions mentioned below are on terms at least as favorable to us as would have been obtained from an unrelated party.

The Company owns the entire parcel on which the Eldorado is located, except for approximately 30,000 square feet which is leased from C, S and Y Associates, a general partnership of which Donald Carano is a general partner (the “C, S and Y Lease”). The C, S and Y Lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 or (ii) an amount based on a decreasing percentage of the Eldorado's gross gaming revenues ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75 million. Rent pursuant to the C, S and Y Lease amounted to approximately $605,000, $624,000, and $633,000 in 2009, 2008 and 2007, respectively.

The Company from time to time leases aircrafts owned by Recreational Enterprises, Inc., which owns 47% of the Company, for use in operating the Company’s business. In 2009, 2008 and 2007, lease payments for the aircraft totaled $0.9 million, $1.2 million, and $1.6 million, respectively.

The Company from time to time leases a yacht owned by Sierra Adventure Equipment, Inc., a limited liability company beneficially owned by Recreational Enterprises, Inc., for use in operating the Company’s business. In 2009, 2008 and 2007, lease payments for the yacht totaled approximately $2,500, $81,500, and $81,500, respectively.

The Company occasionally purchases wine and firewood directly from the Ferrari Carano Winery, which is owned by Recreational Enterprises, Inc. and Donald Carano. The firewood is used in the Eldorado in its various wood burning ovens while wine purchases are sent directly to customers in appreciation of their patronage. In 2009, 2008 and 2007, the Company spent approximately $43,000, $63,500, and $106,000, respectively, for these products.

The Silver Legacy made a special distribution totaling $5.0 million to ELLC in March 2008. In 2007, the Silver Legacy made payments pursuant to the Joint Venture Agreement, representing tax distributions, to the Company in the amount of approximately $2.3 million. Total distributions received from the Silver Legacy for the years ended December 31, 2009, 2008 and 2007 were $0, $5.0 million and $2.3 million, respectively. During the year ended December 31, 2008, the Company made a $1.2 million tax distribution to its members relating to the year ended 2007 and an additional $1.2 million tax distribution to its members, utilizing funds from the $1.5 million tax distribution from Eldorado Shreveport, relating to the year ended 2008. During the year ended December 31, 2007, the Company made cash distributions of $14.8 million, utilizing all of the $2.3 million from the Silver Legacy, to its members. The distributions by the Company in 2007 included a $10 million special distribution to the members of the Company prior to the Company’s issuance of a new 14.47% equity interest in the transaction. The balance of the Company’s 2007 distributions was for income taxes. No distributions were made to the members in 2009.

In April 2008, the Silver Legacy and Eldorado began combining certain back-of-the-house and administrative departmental operations, including purchasing, advertising, information systems, surveillance and engineering, of the Eldorado and Silver Legacy in an effort to achieve payroll cost savings synergies at both properties. Payroll costs associated with the combined operations are shared equally and are billed at cost plus an estimated allocation for related benefits and taxes. During 2009 and 2008, the Silver Legacy reimbursed Eldorado $543,000 and $129,200, respectively, for Silver Legacy’s allocable portion of the shared administrative services costs associated with the operations performed at the Eldorado and the Eldorado reimbursed the Silver Legacy $142,000 and $30,100, respectively, for Eldorado’s allocable portion of the shared administrative services costs associated with the operations performed at Silver Legacy.

The Company entered into an Amended and Restated Purchase Agreement, dated as of July 20, 2007 (the “Purchase Agreement”), with NGA AcquisitionCo LLC, an unaffiliated entity (“NGA”), and Donald L. Carano, who is the presiding member of HoldCo’s Board of Managers and the Chief Executive Officer of HoldCo (“Carano”), pursuant to which NGA agreed, subject to the terms and conditions of the Purchase Agreement, to acquire a 17.0359% equity interest in the Company (the “17.0359% Interest”), including a new 14.47% equity interest to be acquired directly from the Company (the “14.47% Interest”) and an outstanding 3% membership interest (that, as a result of the issuance of the 14.47% Interest, reduced to a 2.5659% interest (the “2.5659% Interest”)) to be acquired from Carano. Upon completion of the NGA transaction, which occurred on December 14, 2007, Carano or members of his family continued to own 51% of the Company and Carano continued in his roles in the management of the Company.

Under the terms of the Eldorado Operating Agreement, at any time after the occurrence of a “Material Event” (as defined) or at any time after June 14, 2015 (the “Trigger Date”) the Company or its permitted assignee(s) (the “Interest Holder”) will have the right to sell (“Put”) all but not less than all the 14.47% Interest to HoldCo and HoldCo will have the right to purchase

(“Call”) all but not less than all of the 17.0359% Interest, at a price equal to the fair market value of the interest being acquired without discounts for minority ownership and lack of marketability, as determined by mutual agreement of the Interest Holder and HoldCo or, in the event that after 30 days the Interest Holder and HoldCo have not mutually agreed on a purchase price, then at the purchase price determined by the average of two appraisals by nationally recognized appraisers of private companies, provided the two appraisals are within a 5% range of value based upon the lowest of the two appraisals. If the two appraisals are not within the 5% range, the purchase price will be determined by the average of a third mutually acceptable, independent, nationally recognized appraiser of private companies and the next nearest of the first two appraisals unless the third appraisal is at the mid-point of the first two appraisals, in which event the third appraisal will be used to established the fair market value. So long as a Material Event has not occurred, the Interest Holder will have the right to unilaterally extend the Trigger Date for up to two one-year extension periods. Upon exercise of either the Call or the Put, the Eldorado Operating Agreement provides that the transaction close within one year of the exercise of the right unless delayed for necessary approvals from applicable gaming authorities.

These put and call rights have been evaluated from an accounting perspective and Company’s management has determined no need for immediate accounting considerations. Accordingly, the put and call rights are not reflected on the Company’s consolidated balance sheet.

In consideration for the 14.47% Interest and the 2.5659% Interest, NGA transferred to the Company and Carano, respectively, free and clear of any liens, ownership of $31.1 million and $6.9 million original principal amount of New Shreveport Notes, respectively, together with the right to all interest paid with respect thereto after the closing date. Carano also received an equity interest of $286,889 related to SGH. The equity interest in the Company was recorded at fair value. Accordingly, the assets received by the Company and Carano from the exchange was recorded at fair value based on the quoted market price of the investments given up by the Company and Carano. The Company feels quoted market prices are the best evidence of fair value. It was determined that the quoted market prices of the Company’s and Carano’s investments were more indicative of fair value as compared to the equity value of a privately held company like the Company. At closing, the Company paid NGA $1.14 million in cash representing interest on the New Shreveport Notes accrued and unpaid through the date of closing. Carano paid NGA $170,658 in cash representing interest on the New Shreveport Notes accrued and unpaid through October 31, 2007.

15. Supplemental Cash Flow Information

In May 2008, the Company entered into a lease agreement in the original amount of $601,000 with a third party lessor to acquire an exterior sign at the Eldorado Reno at 8.243% per annum. The new obligation and the associated asset cost has been excluded from the accompanying consolidated and consolidating statement of cash flows for the year ended December 31, 2008 as a non-cash transaction. For the year ended December 31, 2009, the Company had cash lease payments of approximately $135,000.

The Silver Legacy had since 1999 utilized 40,000 square feet of space in the City Center Pavilion, which was located across North Virginia Street from Silver Legacy on a special events plaza which was owned by the Company and Circus-Circus Hotel and Casino-Reno and donated to the City of Reno in January 2007. In January 2007, the Eldorado recognized a $1.6 million loss on the nonmonetary contribution of this land.

In December 2007, in consideration for the 14.47% Interest, NGA transferred to the Company free and clear of any liens, ownership of $31.1 million original principal amount of New Shreveport Notes together with the right to all interest paid with respect thereto after the closing date. At closing, the Company paid NGA $1.14 million in cash representing interest on the New Shreveport Notes accrued and unpaid through the date of closing.

In July 2008, as a result of MindPlay’s settlement agreement with Bally’s, we received 18,663 warrants which allowed us to recognize $193,000 in income.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Circus and Eldorado Joint Venture

(doing business as Silver Legacy Resort Casino) :

We have audited the accompanying consolidated balance sheets of Circus and Eldorado Joint Venture (doing business as Silver Legacy Resort Casino) and subsidiary (collectively, the “Joint Venture”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, partners’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the consolidated financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Circus and Eldorado Joint Venture (doing business as Silver Legacy Resort Casino) and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 31, 2010

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2009 and 2008

(In thousands)

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,042	$43,765
Accounts receivable, net	2,583	3,082
Inventories	1,947	2,020
Prepaid expenses and other	2,638	3,530

Total current assets	42,210	52,397
PROPERTY AND EQUIPMENT, NET	234,886	247,689
OTHER ASSETS, NET	7,170	7,235

Total Assets	$284,266	$307,321

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,520	$4,908
Accrued interest	4,820	5,401
Accrued and other liabilities	9,079	10,113

Total current liabilities	18,419	20,422
LONG-TERM DEBT	142,679	159,803
OTHER LONG-TERM LIABILITIES	7,630	6,618

Total liabilities	168,728	186,843

COMMITMENTS AND CONTINGENCIES (Note 10)
PARTNERS’ EQUITY	115,538	120,478

Total Liabilities and Partners’ Equity	$284,266	$307,321

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
OPERATING REVENUES:
Casino	$68,767	$74,834	$85,615
Rooms	31,009	36,551	45,036
Food and beverage	31,871	34,966	38,177
Other	7,939	9,654	8,815

	139,586	156,005	177,643
Less: promotional allowances	(17,482)	(16,530)	(15,663)

Net operating revenues	122,104	139,475	161,980

OPERATING EXPENSES:
Casino	36,791	39,909	43,568
Rooms	9,484	10,937	13,182
Food and beverage	21,002	24,614	27,346
Other	5,022	7,107	6,235
Selling, general and administrative	28,977	32,302	34,381
Depreciation	16,414	15,642	13,782
Change in fair value of life insurance contracts	(693)	1,528	(353)
Loss on disposition of assets	100	94	102

Total operating expenses	117,097	132,133	138,243

OPERATING INCOME	5,007	7,342	23,737

OTHER (INCOME) EXPENSE:
Interest expense	15,338	16,895	16,952
Interest income	(61)	(775)	(1,711)
Gain on early retirement of debt	(5,546)	—	—

Total other expense	9,731	16,120	15,241

NET INCOME (LOSS)	$(4,724)	$(8,778)	$8,496

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2007	$62,798	$72,798	$135,596
Comprehensive income:
Net income	4,248	4,248	8,496
Other comprehensive income minimum pension liability adjustment	(408)	(408)	(816)

Total comprehensive income	3,840	3,840	7,680
Partners’ distributions	(2,263)	(2,263)	(4,526)

Balance, December 31, 2007 (1)	64,375	74,375	138,750

Comprehensive loss:
Net loss	(4,389)	(4,389)	(8,778)
Other comprehensive income minimum pension liability adjustment	253	253	506

Total comprehensive loss	(4,136)	(4,136)	(8,272)
Partners’ distributions	(5,000)	(5,000)	(10,000)

Balance, December 31, 2008 (2)	55,239	65,239	120,478

Comprehensive loss:
Net loss	(2,362)	(2,362)	(4,724)
Other comprehensive income minimum pension liability adjustment	(108)	(108)	(216)

Total comprehensive loss	(2,470)	(2,470)	(4,940)

BALANCE, December 31, 2009 (3)	$52,769	$62,769	$115,538

(1)	Balances include Accumulated Other Comprehensive Income totaling ($938,000) comprised of ($469,000) each for Galleon, Inc. and ELLC.
(2)	Balances include Accumulated Other Comprehensive Income totaling ($432,000) comprised of ($216,000) each for Galleon, Inc. and ELLC.
(3)	Balances include Accumulated Other Comprehensive Income totaling ($648,000) comprised of ($324,000) each for Galleon, Inc. and ELLC.

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,724)	$(8,778)	$8,496
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	16,414	15,642	13,782
Amortization	618	678	686
Loss on disposition of assets	100	94	102
Gain on early retirement of debt	(5,546)	—	—
Increase in accrued pension cost	796	990	1,027
Provision for doubtful accounts	(449)	578	567
(Increase) decrease in cash value of insurance policies in excess of premiums paid	(693)	1,528	(353)
Changes in current assets and current liabilities:
Accounts receivable	948	1,607	173
Inventories	73	200	(89)
Prepaid expenses and other	883	(449)	254
Accounts payable	(851)	321	(2,225)
Accrued interest	(581)	(12)	—
Accrued and other liabilities	(1,034)	80	(719)

Net cash provided by operating activities	5,954	12,479	21,701

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	9	148	118
Decrease (Increase) in other assets	11	(840)	(821)
Purchase of property and equipment	(3,249)	(10,509)	(11,137)

Net cash used in investing activities	(3,229)	(11,201)	(11,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(10)	(14)	(13)
Payments on retirement of long-term debt	(11,438)	—	—
Distributions to partners	—	(10,000)	(4,526)

Net cash used in financing activities	(11,448)	(10,014)	(4,539)

CASH AND CASH EQUIVALENTS:
Net (decrease) increase for the year	(8,723)	(8,736)	5,322
Balance, beginning of year	43,765	52,501	47,179

Balance, end of year	$35,042	$43,765	$52,501

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$15,300	$16,228	$16,266
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Payables for purchase of property and equipment	$580	$117	$3,276

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Basis of Presentation

Principles of Consolidation/Operations

Effective March 1, 1994, Eldorado Limited Liability Company (a Nevada limited liability company owned and controlled by Eldorado Resorts, LLC) (“ELLC”) and Galleon, Inc. (a Nevada corporation owned and controlled by MGM MIRAGE and previously owned and controlled by Mandalay Resort Group (“Mandalay”) (“Galleon” and, collectively with ELLC, the “Partners”), entered into a joint venture agreement to establish Circus and Eldorado Joint Venture (the “Partnership”), a Nevada general partnership. The Partnership owns and operates a casino and hotel located in Reno, Nevada (“Silver Legacy”), which began operations on July 28, 1995. ELLC contributed land to the Partnership with a fair value of $25.0 million and cash of $26.9 million for a total equity investment of $51.9 million. Galleon contributed cash to the Partnership of $51.9 million to comprise their total equity investment. Each partner has a 50% interest in the Partnership.

On April 25, 2005, a wholly owned subsidiary of MGM MIRAGE (“MGM”) was merged with and into Mandalay as a result of which Mandalay became a wholly owned subsidiary of MGM MIRAGE. With the consummation of the merger, Galleon, Inc. became an indirect wholly-owned subsidiary of MGM MIRAGE.

The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiary, Silver Legacy Capital Corp. (“Capital”). Capital was established solely for the purpose of serving as a co-issuer of $160.0 million principal amount of 10 1/8% mortgage notes due 2012 co-issued by the Partnership and Capital and, as such, Capital does not have any operations, assets, or revenues. All intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of casino accounts receivable. The Partnership issues markers to approved casino customers following background checks and investigations of creditworthiness. Trade receivables, including casino and hotel receivables, are typically non-interest bearing. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Partnership’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2009, no significant concentrations of credit risk existed for which an allowance had not already been recorded (See Note 2).

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

The Partnership reviews its property and equipment and its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether an impairment exists. If it is determined that the asset is impaired based on expected undiscounted future cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized. For assets to be disposed of, the Partnership recognizes the asset at the lower of carrying value or fair market value, less cost of disposal, as estimated based on comparable asset sales or solicited offers. As of December 31, 2009 and 2008, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

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

	Years ended December 31,
	2009	2008	2007
Food and beverage	$9,359	$9,134	$9,404
Rooms	5,565	4,622	3,921
Other	2,558	2,774	2,338

	$17,482	$16,530	$15,663

The estimated costs of providing such promotional allowances are included in casino expenses and consist of the following (in thousands):

	Years ended December 31,
	2009	2008	2007
Food and beverage	$6,511	$6,477	$6,457
Rooms	1,711	1,320	1,087
Other	2,003	2,244	1,801

Years ended December 31,
2009	2008	2007
$10,225	$10,041	$9,345

Advertising

Advertising costs are expensed in the period the advertising initially takes place. Advertising costs included in selling, general and administrative expenses were $5.4 million, $6.1 million and $7.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The reported amounts of the Partnership’s assets and liabilities exceeded the net tax basis by $36.7 million and $39.6 million, at December 31, 2009 and 2008, respectively.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the term of the related debt agreement.

Fair Value of Financial Instruments

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there is a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

Level 1: Inputs are based upon quoted prices (unadjusted) in active markets for identical assets or liabilities which are accessible as of the measurement date.

Level 2: Inputs are based upon quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-derived valuations for the asset or liability that are derived principally from or corroborated by market data for which the primary inputs are observable, including forward interest rates, yield curves, credit risk and exchange rates.

Level 3: Inputs for the valuations are unobservable and are based on management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques such as option pricing models and discounted cash flow models.

The Partnership’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. Management believes that the carrying value of cash and cash equivalents, accounts receivable, and accounts payable are representative of their respective fair values due to the short maturities of these instruments. We determined the fair value of the Partnership’s 10  1/8% mortgage notes using Level 1 inputs. The fair value of the Partnership’s 10  1/8% mortgage notes, based on quoted market prices, was approximately $126.4 million and $105.6 million as of December 31, 2009 and 2008, respectively.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of revenues, expenses, gains and losses which do not affect net income (loss) under accounting principles generally accepted in the United States of America. Other comprehensive income (loss) for the years ended December 31, 2009, 2008 and 2007 includes an adjustment to the minimum pension liability and was computed as follows (in thousands):

	2009	2008	2007
Net income (loss)	$(4,724)	$(8,778)	$8,496
Minimum pension liability adjustment	(216)	506	(816)

Comprehensive income (loss)	$(4,940)	$(8,272)	$7,680

The reconciliation of accumulated other comprehensive income as of December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Accumulated other comprehensive income, beginning of year	$432	$938
Minimum pension liability adjustment	216	(506)

Accumulated other comprehensive income, end of year	$648	$432

Recently Issued Accounting Standards

The Partnership adopted various accounting standards during 2009, none of which had a material effect on its consolidated financial statements.

In addition, certain amendments to Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” become effective for us beginning January 1, 2010. Such amendments include changes to the quantitative approach to determine the primary beneficiary of a variable interest entity (“VIE”). An enterprise must determine if its variable interest or interests give it a controlling financial interest in a VIE by evaluating whether 1) the enterprise has the power to direct activities of the VIE that have a significant effect on economic performance, and 2) the enterprise has an obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The amendments to ASC 810 also require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The adoption of these amendments did not have a material effect on the Partnership’s consolidated financial statements

Note 2. Accounts Receivable

Accounts receivable, net at December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
Casino receivables	$1,798	$2,433
Hotel receivables	1,322	1,659
Other receivables	246	188

	3,366	4,280
Less: allowance for doubtful accounts	(783)	(1,198)

Accounts receivable, net	$2,583	$3,082

The provision for bad debt expense for the years ended December 31, 2009, 2008 and 2007, was $0.4 million, $0.6 million and $0.6 million, respectively.

Note 3. Property and Equipment

Property and equipment at December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
Land and improvements	$28,405	$28,405
Building and other leasehold improvements	269,169	269,169
Furniture, fixtures, and equipment	106,278	107,283
Construction in progress	171	43

	404,023	404,900
Less: accumulated depreciation	(169,137)	(157,211)

Property and equipment, net	$234,886	$247,689

Substantially all property and equipment of the Partnership is collateralized by its long-term debt (see Note 6).

Note 4. Other Assets

Other assets, net at December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
China, glassware and silverware	$210	$210
Debt issuance costs, net	1,174	1,922
Cash surrender value of life insurance policies	5,697	5,003
Other	89	100

	$7,170	$7,235

The initial inventory of china, glassware and silverware has been amortized to 50% of cost with the balance kept as base stock. Additional purchases of china, glassware and silverware are placed into inventory and expensed as used.

The Partnership incurred costs in connection with its issuance of its 10    1/8% mortgage notes due March 2012 and in connection with its bank credit facility (see Note 6). Debt issuance costs are capitalized when incurred and amortized to interest expense based on the related debt maturities using the straight-line method, which approximates the effective interest method. Costs related to the completed offering of the 10  1/8 mortgage notes included in other assets totaled $1.2 million and $1.9 million at December 31, 2009 and 2008, respectively. Accumulated amortization of the debt issuance costs were $5.1 million and $4.4 million at December 31, 2009 and 2008, respectively. The amortization of debt issuance costs included in interest expense was $0.6 million, $0.7 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Life insurance contracts are purchased to informally fund the Partnership’s Supplemental Executive Retirement Plan. Amounts included in other assets represent the cash surrender value of these life insurance contracts (see Note 9).

Note 5. Accrued and Other Liabilities

Accrued and other liabilities at December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
Accrued payroll and related	$1,501	$1,462
Accrued vacation	1,534	1,669
Accrued group insurance	631	715
Unclaimed chips and tokens	425	499
Accrued taxes	1,105	1,155
Advance room deposits	591	541
Progressive slot liability	1,739	1,900
Players’ club liability	618	979
Other	935	1,193

	$9,079	$10,113

Note 6. Long-Term Debt

Long-term debt at December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
10 1/ 8 % Mortgage Notes due 2012 (net of unamortized discounts of $121 and $197)	$142,679	$159,803
Less current portion	—	—

	$142,679	$159,803

Scheduled maturities of long-term debt are as follows at December 31, 2009 (in thousands):

2010	—
2011	—
2012	142,679

$142,679

On March 5, 2002, the Partnership and Capital (collectively, the “Issuers”) co-issued $160.0 million principal amount of senior secured mortgage notes due 2012 (the “Notes”). Concurrent with issuing the Notes, the Partnership entered into a senior secured credit facility (the “Credit Facility”) for $40.0 million. The Credit Facility originally provided for a $20.0 million senior secured revolving credit facility and a $20.0 million five-year term loan facility, each of which provided for the payment of interest at floating rates based on LIBOR plus a spread. The proceeds from the Notes, together with $26.0 million in borrowings under the Credit Facility, were used to repay $150.2 million representing all of the indebtedness outstanding under a prior bank credit facility and to fund $30.0 million of distributions to the Partners. In addition, the remaining proceeds along with operating cash flows were used to pay $6.3 million in related fees and expenses of the transactions. These fees were capitalized and are included in other assets. On November 4, 2003, the Partnership, U.S. Bank, N.A. and Bank of America, N.A., executed an amendment to the Credit Facility which reduced the revolving facility to $10.0 million. On March 28, 2008, the Partnership and Bank of America, N.A. executed an amendment reducing the revolving facility to $1.0 million.

The Notes are senior secured obligations which rank equally with all of the Partnership’s outstanding senior debt and are senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets, which is junior to a security interest in such assets securing the Partnership’s obligations on any new credit facility we may secure and any refinancings of such facility that are permitted pursuant to the terms of the Notes. Each of the Partners executed a pledge of all of its partnership interests in the Partnership to secure the Notes, which is junior to a pledge of such partnership interests to secure the Partnership’s obligations on any new credit facility we may secure and any refinancings of such facility that are permitted pursuant to the terms of the Notes. The Notes mature on March 1, 2012 and bear interest at the rate of 10  1 /8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002.

The Notes contain various restrictive covenants. The covenants included in the Notes and/or any new credit facility we may secure require the maintenance of certain financial ratios and impose limitations on the ability of the Partnership, among other things, to incur additional debt or liens, engage in transactions with affiliates, dispose of property, make distributions to its partners of property or merge, consolidate or sell assets.

During the year ended December 31, 2009, there was no indebtedness outstanding under the Credit Facility. As of December 31, 2009, the Partnership was not in compliance with the financial covenants in the Credit Facility. As described below, such noncompliance was prospectively waived by an amendment, dated August 12, 2008, to the Credit Facility. As a result of the covenant noncompliance at December 31, 2009, the Partnership was precluded from utilizing the Credit Facility until it completed a fiscal quarter as to which it was in compliance with the facility’s covenants (including the financial covenants as though the below-described waiver had not been given). On August 12, 2008, the Partnership and Bank of America, N.A. executed an additional amendment to the Credit Facility which retroactively waived compliance with the Credit Facility’s financial covenants in respect of the quarters ended March 31, 2008 and June 30, 2008 and prospectively waived compliance with the Credit Facility’s financial covenants for each subsequent quarter through and including December 31, 2009, provided that no additional credit was extended under the Credit Facility during a quarter for which the waiver was relied upon. The Partnership’s inability to satisfy the covenant ratios in the Credit Facility did not constitute a default under the indenture relating to the Notes. As of December 31, 2009, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

On January 28, 2009, the Partnership executed an amendment to extend the Credit Facility’s maturity date for an additional year to March 30, 2010. This amendment also allows for the unconditional expenditure of up to $20.0 million to purchase outstanding Notes provided that no proceeds of loans under the Credit Facility were used for this purpose. The aforementioned financial covenants waiver remained in effect throughout 2009. The Partnership has not utilized its borrowing capacity under the Credit Facility since 2003. As a result, the Credit Facility was not extended beyond its March 30, 2010 maturity date.

In February 2009, the Partnership repurchased and retired $17.2 million principal amount of the Notes. The total purchase price of the Notes was approximately $11.4 million, resulting in a gain of approximately $5.5 million, net of unamortized debt issuance costs. The repurchase of the Notes reduced the amount of Notes outstanding to $142.8 million. The transaction was funded by available invested cash reserves. The Partnership’s executive committee has authorized the Partnership to spend up to an additional $8.6 million (representing the additional amount of funds other than proceeds of loans under the Credit Facility permitted by the terms of the Credit Facility to be unconditionally expended) for the repurchase of Notes. It is anticipated that any additional Notes acquired prior to maturity will be acquired through open market purchases.

Note 7. Other Long-term Liabilities

Other long-term liabilities at December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
Accrued SERP liability (1)	$6,982	$6,186
SERP additional minimum liability	648	432

	$7,630	$6,618

(1)	See Note 9 “Employee Retirement Plans”.

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

Silver Legacy has utilized an aircraft owned by Recreational Enterprises, Inc. (“REI”), for the purpose of providing air service to select customers. During the years ended December 31, 2009, 2008 and 2007, the Partnership paid $17,400, $33,900 and $28,100, respectively, for such services. Although there is no agreement obligating the Partnership to utilize the plane or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. REI, which owns 55% of ELLC, is owned by various members of the Carano family, including Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s Executive Committee, each of whom owns an approximately 10.1% beneficial interest in REI, and Donald L. Carano, the father of Gary, Glenn and Gene Carano, who owns an approximately 49.5% interest in REI.

Silver Legacy’s marketing and sales departments have utilized a yacht owned by Sierra Adventure Equipment Leasing, Inc. (“Sierra Leasing”) at a flat rate per trip of $3,000 ($2,500 if the trip was shared with our Partner, ELLC) for various promotional events. The payments made by the Partnership to Sierra Leasing for the use of the yacht totaled $2,500, $5,000 and $61,000 during 2009, 2008 and 2007, respectively. Although there is no agreement obligating the Partnership to utilize the yacht or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. Sierra Leasing is owned by Donald L. Carano, the father of Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s executive committee.

Eldorado Resorts LLC owns the skywalk that connects Silver Legacy with the Eldorado Hotel & Casino. The charges from the service provider for the utilities associated with this skywalk are billed to the Partnership together with the charges for the utilities associated with Silver Legacy. Such charges are paid to the service provider by the Partnership, and the Partnership is reimbursed by Eldorado Resorts LLC for the portion of the charges allocable to the utilities provided to the skywalk. The charges for the utilities provided to the skywalk during the years ended December 31, 2009, 2008, and 2007 were $61,700, $62,000 and $77,200, respectively.

Since 1998, the Partnership has purchased from Eldorado Resorts LLC homemade pasta and other products for use in the restaurants at Silver Legacy and it is anticipated that the Partnership will continue to make similar purchases in the future. For purchases of these products during the years ended December 31, 2009, 2008 and 2007, which are billed to the Partnership at cost plus associated labor, the Partnership paid Eldorado Resorts LLC $50,800, $45,300 and $42,800, respectively.

Beginning in October 2005, the Partnership began providing on-site laundry services for Eldorado Resorts LLC related to the cleaning of certain types of linens. Although there is no agreement obligating Eldorado Resorts LLC to utilize this service, it is anticipated that the Partnership will continue to provide these laundry services in the future. The Partnership charges Eldorado Resorts LLC for labor and laundry supplies on a per unit basis which totaled $113,100, $72,300 and $53,000 during the years ended December 31, 2009, 2008 and 2007, respectively. The Partnership believes that the terms under which the Partnership provided these services were at least as favorable to it as those that would have been obtained in comparable transactions with an unaffiliated third party.

In April 2008, the Partnership and Eldorado Resort LLC began combining certain back-of-the-house and administrative departmental operations, including purchasing, advertising, information systems, surveillance, engineering and various shared management positions of the Eldorado Hotel & Casino and Silver Legacy in an effort to achieve payroll cost savings synergies at both properties. Payroll costs associated with the combined operations are shared equally and are billed at cost plus an estimated allocation for related benefits and taxes. During 2009 and 2008, the Partnership reimbursed Eldorado Resorts LLC $515,000 and $129,200, respectively, for the Partnership’s allocable portion of the shared administrative services costs associated with the operations performed at the Eldorado Hotel & Casino. During 2009 and 2008, Eldorado Resorts LLC reimbursed the Partnership $142,000 and $30,100, respectively, for Eldorado’s allocable portion of the shared administrative services costs associated with the operations performed at Silver Legacy.

In April 2001, the Partnership began utilizing 235 spaces in the parking garage at Circus Circus Hotel and Casino-Reno. The spaces are utilized to provide parking for employees of Silver Legacy. In consideration for its use of the spaces, the Partnership pays Circus Circus Hotel and Casino-Reno rent in the amount of $5,000 per month. In May 2009, the Partnership also began utilizing an uncovered parking lot adjacent to Circus Circus Hotel and Casino-Reno for oversize vehicles. In consideration for its use of the space, the Partnership pays Circus Circus Hotel and Casino-Reno rent in the amount of $800 per month. Although there is no agreement obligating the Partnership to continue utilizing the spaces or entitling it to do so, it is anticipated that the Partnership will continue this agreement for the foreseeable future.

Note 9. Employee Retirement Plans

The Partnership instituted a defined contribution 401(k) plan in September 1995 which covers all employees who meet certain age and length of service requirements and allowed for an employer contribution up to 25 percent of the first six percent of each participating employee’s compensation. Plan participants can elect to defer before tax compensation through payroll deductions. Those deferrals are regulated under Section 401(k) of the Internal Revenue Code. In conjunction with implemented cost savings programs, the Partnership discontinued the employer matching contribution in February 2009. The Partnership’s matching contributions were $26,900, $0.2 million and $0.3 million, respectively, for the years ended December 31, 2009, 2008 and 2007.

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. The obligation is being funded informally through life insurance contracts on the participants and related cash surrender value. The Partnership’s periodic pension costs were $1.0 million, $1.0 million and $1.1 million, respectively, for the years ended December 31, 2009, 2008 and 2007.

The following information summarizes activity in the SERP for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Changes in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$6,618	$6,134
Service cost	310	395
Interest cost	446	400
Actuarial loss (gain)	443	(279)
Benefits paid	(75)	(32)

Projected benefit obligation at end of year	$7,742	$6,618

Fair Value of Plan Assets(1)	$—	$—

	2009	2008
Reconciliation of Funded Status:
Funded status	$(7,742)	$(6,618)
Unrecognized actuarial loss	422	(20)
Unrecognized prior service cost	226	453

Net amount recognized	$(7,094)	$(6,185)

Amounts Recognized on the Consolidated Balance Sheet:
Accrued net pension cost	$(7,094)	$(6,185)
Additional minimum liability	(648)	(432)
Accumulated other comprehensive loss	648	432

Net amount recognized	$(7,094)	$(6,185)

Weighted Average Assumptions:
Discount rate used to determine benefit obligations (2)	5.73%	6.54%
Discount rate used to determine net periodic benefit cost (2)	5.73%	6.54%
Expected long-term return on plan assets	N/A	N/A
Rate of compensation increase	3.50%	3.50%

The components of net periodic pension cost were as follows for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Components of Net Pension Cost:
Current period service cost	$310	$395	$426
Interest cost	446	400	339
Amortization of prior service cost	227	227	294

Net expense	$983	$1,022	$1,059

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid over the next ten years:

(in thousands)
2010	$112
2011	279
2012	429
2013	462
2014	501
2015-2019	3,603

(1)	While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values totaling $5.7 million and $5.0 million at December 31, 2009 and 2008, respectively. The life insurance contracts had a face value of $11.0 million at December 31, 2009 and 2008.

(2)	The discount rate utilized was based on the Citigroup Pension Liability Index as of December 31, 2009 and December 31, 2008 with a maturity of 32 years.

Note 10. Commitments and Contingencies

Letters of Credit

The Credit Facility did not allow for the issuance of letters of credit beyond the revolving portion of the Credit Facility of which none was outstanding as of December 31, 2009.

Operating Leases

The Partnership leases land and equipment under operating leases. Future minimum payments under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2009 (in thousands):

2010	$158
2011	157
2012	150
Thereafter	37

$502

Total rental expense under operating leases was $0.4 million for the years ended December 31, 2009, 2008 and 2007 which include rental payments associated with cancellable operating leases with terms less than one year.

Litigation

The Partnership is party to various litigation arising in the normal course of business. Management is of the opinion that the ultimate resolution of these matters will not have a material effect on the financial position or the results of operations of the Partnership.

Sales and Use Tax

In March 2008, the Nevada Supreme Court ruled, in a case involving another casino company, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees were exempt from sales and use tax. The Partnership had previously paid use tax on these items and has generally filed for refunds for the periods from February 2000 to February 2008 related to this matter. The aggregate amount for which a refund claim is pending is approximately $1.5 million.

The Nevada Department of Taxation (the “Department”) filed a petition for rehearing, which the Nevada Supreme Court announced in July 2008 it would not grant. Hearings before the Nevada Administrative Law Judge are currently being scheduled; however, the date of the Partnership’s hearing is uncertain at this time. Due to uncertainty surrounding the potential arguments that may be raised in the administrative process the Partnership will not record any gain until the tax refund is realized.

Note 11. Partnership Agreement

Concurrent with the issuance of the Notes on March 5, 2002, the Partnership’s original partnership agreement was amended and restated in its entirety and was further amended in April 2002 (the “New Partnership Agreement”). The New Partnership Agreement provides for, among other items, profits and losses to be allocated to the Partners in proportion to their percentage interests, separate capital accounts to be maintained for each Partner, provisions for management of the Partnership and payment of distributions and bankruptcy and/or dissolution of the Partnership. The April 2002 amendments were principally (i) to provide equal voting rights for ELLC and Galleon with respect to approval of the partnership’s annual business plan and the appointment and compensation of the general manager, and (ii) to give each Partner the right to terminate the general manager. In conjunction with issuance of the Notes, a $2.1 million distribution was paid to Galleon representing the remaining Priority Allocation payment to MRG pursuant to the Partnership’s original partnership agreement and a special distribution was paid to ELLC and Galleon of $10.0 million and $20.0 million respectively.

There were no distributions for the year ended December 31, 2009. No tax distributions of the Partnership to its partners were made in 2009 and are not anticipated to be owed based on the expected final 2009 tax return. Total distributions for the year ended December 31, 2008 totaled $10.0 million and included a distribution of $5.0 million each to ELLC and Galleon representing a special distribution approved by the Partnership’s executive committee. No tax distributions of the Partnership to its partners were made in 2008. Total distributions for the year ended December 31, 2007 totaled $4.5 million and included a distribution of $2.3 million each to ELLC and Galleon representing fiscal 2007 tax distributions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGA HOLDCO, LLC

Date: April 14, 2010	By:	/s/ Thomas R. Reeg
	Name:	Thomas R. Reeg
	Title:	Operating Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Reeg	Operating Manager and Principal	April 14, 2010
Thomas R. Reeg	Executive Officer (Principal
Executive Officer)

/s/ Roger A. May	Manager, Principal Financial Officer and	April 14, 2010
Roger A. May	Principal Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Timothy T. Janszen	Manager	April 14, 2010
Timothy T. Janszen

/s/ Ryan Langdon	Manager	April 14, 2010
Ryan Langdon

Exhibit Index

Exhibit No.	Description
2.1	Subscription Agreement for Class A Unit dated May 31, 2007 (Incorporated by reference to Exhibit No. 2.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

2.2	Subscription Agreement for Class B Units dated May 31, 2007 (Incorporated by reference to Exhibit No. 2.2 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

3.1	Articles of Organization of NGA HoldCo LLC, dated as of January 4, 2007 (Incorporated by reference to Exhibit No. 3.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

3.2	Amended and Restated Operating Agreement of NGA HoldCo LLC (Incorporated by reference to Exhibit No. 3.2 to Amendment No. 1 to the Company’s registration statement on Form 10-SB filed with the SEC on August 31, 2007 – SEC File No. 000-52734)

4.1	Operating Agreement of Eldorado HoldCo LLC, dated as of April 1, 2009 (Incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2009 – SEC File No. 000-52734)

4.2	Amended and Restated Operating Agreement of Eldorado Resorts, LLC dated as of December 14, 2007 (Incorporated by reference to Exhibit No. 4.1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 000-52734)

4.3	Amended and Restated Operating Agreement of Eldorado Resorts LLC, dated as of April 1, 2009 (Incorporated by reference to Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2009 – SEC File No. 000-52734)

10.1	Amended and Restated Purchase Agreement dated as of July 20, 2007 by and among Eldorado Resorts LLC, AcquisitionCo LLC and Donald L. Carano (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s registration statement on Form 10-SB filed with the SEC on August 31, 2007 – SEC File No. 000-52734)

10.2	Put-Call Agreement dated as of December 14, 2007 (Incorporated by reference to Exhibit No. 10.2 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 000-52734)

10.3	Registration Rights Agreement dated as of December 14, 2007 (Incorporated by reference to Exhibit No. 10.3 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 000-52734)

10.4	Assignment and Assumption of Registration Rights Agreement

10.5	Indenture dated April 20, 2004, between Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Resorts’ Form 10-Q for the quarterly period ended March 31, 2004 SEC - File No. 333-11811)

Exhibit No.	Description
10.6	Supplemental Indenture, dated August 11, 2005, by and among Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.38 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.7	Second Supplemental Indenture, dated November 21, 2006, by and among Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.39 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.8	Supplemental Indenture, dated as of November 20, 2007 (Incorporated by reference to Exhibit No. 10.7 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 000-52734)

10.9	Environmental Indemnity, entered into as of March 5, 2002 (Incorporated by reference to Exhibit 10.10.6 to Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.10	Loan and Aircraft Security Agreement dated as of December 30, 2005 among Eldorado Resorts LLC and Banc of America Leasing & Capital (Incorporated by reference to Exhibit No. 10.8 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.11	Third Amended and Restated Loan Agreement dated as of February 28, 2006 among Eldorado Resorts LLC and Bank of America, N.A. (formerly Bank of America National Trust and Savings Association), as Issuing Bank and Administrative Agent. (Incorporated by reference to Exhibit No. 10.9 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.12	Amendment No. 1 to Third Amended and Restated Loan Agreement (Incorporated by reference to Exhibit No. 10.11 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 000-52734)

10.13	Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 3.3 to the Form S-4 Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. – SEC File No. 333-87202)

10.14	Management Agreement dated as of June 28, 1996 by and between Eldorado Resorts LLC, Recreational Enterprises, Inc. and Hotel-Casino Management, Inc. (Incorporated by reference to Exhibit 10.3 to the Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.15	Lease dated July 21, 1972 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.1 to the Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.16	Addendum to Lease dated March 20, 1973 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.2 to Resorts’ and Eldorado Capital Corp.’s Form S-4 Registration Statement - SEC File No. 333-11811)

Exhibit No.	Description
10.17	Amendment to Lease dated January 1, 1978 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.3 to Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.18	Amendment to Lease dated January 31, 1985 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.4 to Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.19	Third Amendment to Lease dated December 24, 1987 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.5 to Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.20	Second Amended and Restated Credit Agreement, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, the banks referred to therein and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.2 to Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.21	Guaranty dated as of March 5, 2002, made by Silver Legacy Capital Corp., in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.3 to Resorts’ Form 10-K for the year ended December 31, 2001 SEC File No. 333-11811 )

10.22	Second Amended and Restated Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.4 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.23	Guarantor Security Agreement, dated as of March 5, 2002, by and between Silver Legacy Capital Corp. and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.5 to Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.24	Second Amended and Restated Deed of Trust, dated as of February 26, 2002, but effective March 5, 2002, by and among Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.6 to Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.25	Second Amended and Restated Assignment of Rent and Revenues entered into as of February 26, 2002, but effective as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.7 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811 )

10.26	Second Amended and Restated Collateral Account Agreement, dated March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.8 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.27	Intercreditor Agreement, dated as of March 5, 2002, by and among Bank of America, N.A., as administrative agent, The Bank of New York, as trustee, Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 10.9.9 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

Exhibit No.	Description
10.28	Indenture, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.1 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.29	Deed of Trust, dated as of February 26, 2002, by Circus and Eldorado Joint Venture, to First American Title Company of Nevada for the benefit of the Bank of New York. (Incorporated by reference to Exhibit 10.10.2 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.30	Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Silver Legacy Corp. for the benefit of The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.3 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.31	Assignment of Rent and Revenues entered into as of February 26, 2002, by and between Circus and Eldorado Joint Venture and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.4 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.32	Collateral Account Agreement, dated as of March 5, 2002, by and among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.5 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.33	Amendment No. 1 to Second Amended and Restated Credit Agreement dated November 4, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to Circus and Eldorado Joint Venture’s Quarterly Report on Form 10-Q for the period ended September 30, 2003–Commission File No. 333-87202)

10.34	Modification of Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rights dated November 3, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to Circus and Eldorado Joint Venture’s Quarterly Report on Form 10-Q for the period ended September 30, 2003–Commission File No. 333-87202)

10.35	Amendment No. 2 to Second Amended and Restated Credit Agreement dated June 15, 2005 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to Circus and Eldorado Joint Venture’s Current Report on Form 8-K filed June 20, 2005–Commission File No. 333-87202)

10.36	Amendment No. 3 to Second Amended and Restated Credit Agreement dated March 2, 2006 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to Circus and Eldorado Joint Venture’s Current Report on Form 8-K filed March 8, 2006–Commission File No. 333-87202)

10.37	UCC Financing Statement Amendments (Incorporated by reference to Exhibit 4.15 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

Exhibit No.	Description
10.38	Amendment No. 4 to Second Amended and Restated Credit Agreement as of March 28, 2007 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.11 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

10.39	Modification of Second Amended and Restated Assignment of Rents and Revenues between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.12 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

10.40	Second Modification of Second Amended and Restated Construction Deed of Trust between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.13 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

10.41	Fifth Amended and Restated Partnership Agreement of Eldorado Casino Shreveport Joint Venture, dated as of July 22, 2005. (Incorporated by reference to Exhibit No. 10.40 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.42	Amendment No. 1, dated as of November 29, 2007, to the Fifth Amended and Restated Joint Venture Agreement of Eldorado Casino Shreveport Joint Venture (Incorporated by reference to Exhibit No. 10.41 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 000-52734)

10.43	Management Agreement, dated as of July 22, 2005, by and between Eldorado Casino Shreveport Joint Venture and Eldorado Resorts, LLC. (Incorporated by reference to Exhibit No. 10.41 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.44	Amended and Restated Indenture, dated as of July 21, 2005, by and among Eldorado Casino Shreveport Joint Venture, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.42 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.45	Supplemental Indenture, dated as of November 15, 2007 (Incorporated by reference to Exhibit No. 10.44 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 000-52734)

10.46	Fourth Supplemental Indenture, dated as of June 29, 2009, among Eldorado Casino Shreveport Joint Venture, Shreveport Capital Corporation, Eldorado Shreveport #1, LLC, Eldorado Shreveport #2, LLC and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2009 – SEC File No. 000-52734)

10.47	Amended and Restated Security Agreement, dated as of July 21, 2005, by Eldorado Casino Shreveport Joint Venture to U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.43 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

Exhibit No.	Description
10.48	Amended and Restated Security Agreement, dated as of July 21, 2005, by Shreveport Capital Corporation to U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.44 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.49	Amended and Restated Mortgage, Leasehold Mortgage, and Assignment of Rents and Leases, dated as of July 21, 2005, by the Company. (Incorporated by reference to Exhibit No. 10.45 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.50	First Amendment to and Restatement of First Preferred Ship Mortgage, dated as of July 21, 2005, by Eldorado Casino Shreveport Joint Venture in favor of U.S. Bank National Association (amending 1999 ship mortgage). (Incorporated by reference to Exhibit No. 10.46 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.51	First Amendment to and Restatement of First Preferred Ship Mortgage, dated as of July 21, 2005, by Eldorado Casino Shreveport Joint Venture in favor of U.S. Bank National Association (amending 2001 ship mortgage). (Incorporated by reference to Exhibit No. 10.47 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.52	Membership Interest Pledge Agreement, dated as of July 22, 2005, by Eldorado Resorts, LLC in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.48 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.53	Partnership Interest Pledge Agreement, dated as of July 22, 2005, by Eldorado Shreveport #1, LLC in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.49 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.54	Partnership Interest Pledge Agreement, dated as of July 22, 2005, by Eldorado Shreveport #2, LLC in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.50 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.55	Reaffirmation of Partnership Undertakings, dated as of July 22, 2005, by Eldorado Shreveport #1, LLC, Eldorado Shreveport #2, LLC and Shreveport Gaming Holdings, Inc., a Delaware corporation, in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.51 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.56	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated February 28, 2006 by Eldorado Resorts LLC in favor of First American Title Company of Nevada, as trustee for the benefit of Bank of America, N.A. (Incorporated by reference to Exhibit No. 10.52 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.57	Third Amended and Restated Security Agreement dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.53 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

Exhibit No.	Description
10.58	Second Amended and Restated Security Agreement dated February 28, 2006 by Eldorado Capital Corp. in favor of Bank of America, N.A. as Administrative Agent (Incorporated by reference to Exhibit No. 10.54 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.59	Third Amended and Restated Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated February 28, 2006 by Eldorado Resorts LLC and C.S.&Y. Associates in favor of First American Title Company of Nevada as trustee for the benefit of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.55 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.60	Second Amended and Restated Assignment of Rents and Revenues dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.56 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.61	Second Amended and Restated Assignment of Subleases and Rents dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.57 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.62	Second Amended and Restated Assignment of Equipment Leases dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.58 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.63	Second Amended and Restated Guaranty dated February 28, 2006 by Eldorado Capital Corp. in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.59 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.64	Agreement, dated May 12, 2009, between Eldorado Resorts LLC and Newport Global Advisors L.P. (Incorporated by reference to Exhibit 10.62 to the Company’s annual report on Form 10-K for the year ended December 31, 2008 – SEC File No. 000-52734)

14.1	Code of Ethics of NGA HoldCo, LLC (Incorporated by reference to Exhibit No. 14.1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 000-52734)

21.1	Subsidiaries of NGA HoldCo LLC (Incorporated by reference to Exhibit No. 21.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.2	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.