Form 10-Q
period 2010-03-31
NGA Holdco, LLC
filed 2010-05-17
CIK 1405621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

NGA HOLDCO, LLC

FORM 10-Q

ii

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

NGA HOLDCO, LLC

CONSOLIDATED BALANCE SHEETS

March 31, 2010 and December 31, 2009 (unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$473,137	$473,093
Federal tax asset	25,000	25,000

Total current assets	498,137	498,093
Investment in Eldorado	28,704,195	29,328,577
Due from related party	5,179,772	5,179,772

Total Assets	$34,382,104	$35,006,442

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$129,638	$28,815

Total current liabilities	129,638	28,815
Due to related party	1,990,504	1,958,636

Total Liabilities	2,120,142	1,987,451

Members’ Equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	36,322,652	36,322,652
Accumulated deficit	(4,064,496)	(3,307,467)

Total Members’ equity	32,261,962	33,018,991

Total Liabilities & Members’ equity	$34,382,104	$35,006,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

Quarters Ended March 31, 2010 and 2009 (unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Loss:
Equity loss on Eldorado	$(624,382)	$(167,138)

Total loss	(624,382)	(167,138)
Expenses:
Legal, licensing, and other expenses	132,647	109,439

Net loss before income taxes	(757,029)	(276,577)
Income tax benefit	—	45,824

Net loss	$(757,029)	$(230,753)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

Quarter Ended March 31, 2010 (unaudited)

	Class A Unit	Class B Units	Accumulated Deficit	Total Members’ Equity
Balance, December 31, 2009	$3,806	$36,322,652	$(3,307,467)	$33,018,991
Net loss	—	—	(757,029)	(757,029)

Balance, March 31, 2010	$3,806	$36,322,652	$(4,064,496)	$32,261,962

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarters Ended March 31, 2010 and 2009 (unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(757,029)	$(230,753)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity loss on Eldorado	624,382	167,138
Increase in federal tax asset	—	(45,824)
Increase in accounts payable and accrued liabilities	100,823	80,591
Increase in due to related parties	31,868	28,884

Net cash provided by operating activities:	$44	$36

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities:	$—	$—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities:	$—	$—

Net increase in cash	$44	$36

Cash at beginning of the period	$473,093	$262,938

Cash at end of the period	$473,137	$262,974

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

VoteCo, InvestCo, the Company and each of the Company’s wholly owned subsidiaries are managed by Thomas R. Reeg, the operating manager of each entity. NGA Blocker, LLC, a Nevada limited liability company (“Blocker”), is a holding company that has elected to be taxed as a corporation. Because Blocker is a separately taxed, non-flow through entity, Blocker is taxed on its share of the income relating to the Company’s investment in Eldorado rather than the Company’s investors.

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

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts payable and accrued liabilities approximates their carrying value due to the immediate or short term maturity of these financial instruments.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Blocker and AcquisitionCo. All intercompany transactions have been eliminated in consolidation.

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company as of March 31, 2010 and December 31, 2009, and the results of its operations for the three months ended March 31, 2010 and 2009, and its cash flows for the three months ended March 31, 2010 and 2009. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on April 14, 2010.

Recently Issued Accounting Pronouncements

In May 2009, ASC 855, Subsequent Events (“ASC 855”), was issued. Effective for interim and annual periods ending after June 15, 2009, ASC 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted this accounting standard effective June 30, 2009 and applied its provisions prospectively. In February 2010, the FASB modified this standard to eliminate the requirement for an SEC filing entity to disclose the date through which subsequent events have been evaluated. Therefore, we have omitted the disclosure of that date in this report.

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

Distributions

Subject to all applicable gaming approvals, distributions by the Company will be to its members at such times and in such amounts as approved by the Operating Manager in good faith in accordance with the provisions of the Company’s operating agreement and, if and when made, will be distributed by the Company to its members in proportion to their respective percentage interests in the Company. There is no formal agreement between Newport and the Company regarding the settlement of the due to/from related parties; however, such amounts are expected to be settled upon sale of the Company’s investment in Eldorado.

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

4. Investment in Eldorado

The Company’s 17.0359% investment in Eldorado (which was acquired on April 1, 2009 in exchange for a 17.0359% interest originally acquired in Resorts, as described in Note 1) is accounted for under the equity method. The original investment was recorded at fair value and is adjusted by the Company’s share of earnings, losses, distributions, and adjustments related to the amortization of definite-lived intangibles of the investment and is recorded in Equity income (loss) on Eldorado on the consolidated statement of operations. The Company’s allocated income and loss related to Eldorado/Resorts for the three months ended March 31, 2010 and 2009, respectively, are included as a component of income (loss) on the consolidated statement of operations. As of March 31, 2010, there was no indication that impairment may have existed in relation to the investment in Eldorado.

A rollforward of the Company’s equity investment in Eldorado is as follows:

Total
Beginning balance at January 1, 2010	$29,328,577
Equity loss on Eldorado	(624,382)

Ending balance at March 31, 2010	$28,704,195

Summarized balance sheet information for Eldorado is as follows (in thousands):

	March 31, 2010	December 31, 2009
Current assets	$47,578	$46,312
Investment in joint ventures	46,163	47,913
Property and equipment, net	219,350	224,153
Intangible assets, net	20,848	20,945
Other assets, net	2,254	2,205

Total assets	$336,193	$341,528

Current liabilities	$27,793	$29,524
Long-term liabilities	190,293	190,323
13% Preferred equity interest	19,289	19,289
Noncontrolling interest	4,922	4,990
Partners’ equity	93,896	97,402

Total liabilities and partners’ equity	$336,193	$341,528

Summarized results of operations for Eldorado are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net revenues	$64,030	$66,046
Operating expenses	(60,692)	(61,838)
Loss on sale/disposition of long-lived assets	(151)	(7)
Equity (loss) income of unconsolidated affiliates	(1,495)	363

Operating income	1,692	4,564
Other expense, net	(5,266)	(5,383)

Net loss	(3,574)	(819)
Less net income attributable to noncontrolling interest	68	(3)

Net loss attributable to the Company	$(3,506)	$(822)

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

Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

	March 31, 2010	December 31, 2009
Current assets	$37,203	$42,210
Property and equipment, net	234,006	234,886
Other assets, net	7,164	7,170

Total assets	$278,373	$284,266

Current liabilities	$15,889	$18,419
Long-term liabilities	150,492	150,309
Partners’ equity	111,992	115,538

Total liabilities and partners’ equity	$278,373	$284,266

Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net revenues	$27,807	$27,367
Operating expenses	(27,588)	(28,766)

Operating income	219	(1,399)
Other expense, net	(3,765)	1,555

Net (loss) income	$(3,546)	$156

On May 12, 2009, Resorts and Newport executed an agreement (the “Agreement”), which was terminated on August 18, 2009, pursuant to which Resorts might have, at any time it believed that it might in the reasonably foreseeable future have been in default of any of the provisions of Sections 6.13, 6.14, 6.15 or 6.16 of its credit facility, make a written request to Newport for a loan in an amount not to exceed the lesser of (i) the maximum amount which might at the time be borrowed by Resorts without causing it to be in default of the limitations on indebtedness contained in Section 4.09 of the indenture (the “Indenture”) relating to the 9% senior notes due 2014 co-issued by Resorts and its wholly owned subsidiary, Eldorado Capital Corp. (the “9% Notes”), or (ii) such amount which was equal to the greater of (A) the excess of (1) the aggregate unpaid principal balance of the loans made to Resorts under (I) Resorts’ credit facility and (II) the Loan and Aircraft Security Agreement (the “Aircraft Loan Agreement”) dated as of December 30, 2005 between Resorts and Banc of America Leasing and Capital, LLC (including for this purpose any amendments, replacements or extensions thereof) at the time of the written request, over (2) $5,000,000, or (B) at Newport’s option, the amount of the unpaid principal and accrued interest then outstanding under Resorts’ credit facility. On May 13, 2009, Resorts sold to the Louisiana Partnership the aircraft, which served as collateral under the Aircraft Loan Agreement, for $2.7 million in cash and the proceeds were used to pay in full the indebtedness remaining under the Aircraft Loan Agreement and, at March 31, 2010, there was no indebtedness outstanding under Resorts’ credit facility.

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

At March 31, 2010 and December 31, 2009, the Company was owed $5,179,772 from Newport, representing $5,118,168 of interest earned and received on the Eldorado Shreveport Investments and $61,600 of preferred dividend earned and received on the 11,000 SGH preferred shares. At March 31, 2010 and December 31, 2009, the Company owed $1,990,504 and $1,958,636, respectively, to Newport for expenses paid by Newport on the Company’s behalf. There is no formal agreement outlining the settlement of the receivable and payable between Newport and the Company. Accordingly, the receivable and payable are reflected as a non current asset and a non current liability, respectively, at March 31, 2010 and December 31, 2009.

6. Proposed Acquisition

As more fully described in Item 1 of our annual report on Form 10-K for the year ended December 31, 2009, on February 23, 2010, Black Gaming, LLC (“Black Gaming”) and its subsidiaries (collectively with the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) for relief under Title 11, Chapter 11 of the United States Code (the “Bankruptcy Code”). On March 1, 2010, the Debtors filed with the Bankruptcy Court a Joint Plan of Reorganization (the “Plan”). If the Plan is confirmed by the Bankruptcy Court and all of the conditions specified in the Plan are satisfied, then, according to the terms of the Plan, a new entity (“New Black Gaming”) is to acquire all of the assets of Black Gaming, including its direct and indirect ownership interests in the debtor subsidiaries, and New Black Gaming is to issue to a group of investors all of the equity interests in New Black Gaming, including the issuance of 40% of the total equity interests to Newport or an affiliate of Newport for $8,222,222 in cash. The Plan also provides for the issuance to a class of Black Gaming’s creditors of warrants to purchase five percent of the fully-diluted equity interests in New Black Gaming that will be exercisable for a period of five years and, if exercised in full, would reduce the percentage interest issuable to Newport or an affiliate of Newport from 40% to 38%. The assets to be acquired by New Black Gaming pursuant to the Plan include the CasaBlanca Hotel & Casino, the Virgin River Hotel & Casino and the Oasis Hotel & Casino, each in Mesquite, Nevada, two championship golf courses, a full-service spa, a bowling center, a gun club, restaurants, and banquet and conference facilities, all as more fully described in our aforementioned Form 10-K.

If the Plan is confirmed by the Bankruptcy Court and all of the conditions specified in the Plan are satisfied, Newport Global Opportunities Fund LP (the “Newport Fund”) intends to acquire the 40% equity interest in New Black Gaming utilizing the Company’s wholly owned subsidiary, AcquisitionCo, to make the acquisition. In that event, the Newport Fund will contribute to InvestCo the full amount of the cash purchase price which in turn will be contributed by InvestCo to the Company, then by the Company to Blocker, and finally by Blocker to AcquisitionCo, which will pay the purchase price and acquire the 40% interest in New Black Gaming. The aforementioned contribution from Newport Fund down to AcquisitionCo will not result in any change in the ownership of InvestCo, the Company, Blocker or AcquisitionCo. If the acquisition is consummated, the Company’s financial statements will, from the date of consummation of such acquisition, reflect the Company’s allocable share of the net income (loss) related to the investment in New Black Gaming. The potential acquisition is subject to a number of conditions, including, but not limited to, confirmation of the Plan by the Bankruptcy Court and the receipt of all requisite gaming approvals required in order for AcquisitionCo to be able to acquire an equity interest in New Black Gaming. There can be no assurance that the Plan will be confirmed by the Bankruptcy Court or that any of the other conditions will be satisfied.

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

From the date the investments conveyed by the Company for its 17.0359% interest in a Resorts were first acquired by Newport Global in August 2006 until the Company’s acquisition of the 17.0359% interest in Resorts, the unaudited condensed consolidated financial statements presented reflect the Company’s activity with respect to such investments, which consisted principally of bonds and preferred shares associated with Eldorado Shreveport (the “Eldorado Shreveport Investments”). The related statements of operations reflect the interest earned by Newport Global associated with the Eldorado Shreveport Investments from August 2006 and any other direct expenses associated with the acquisition of the 17.0359% interest in Resorts.

The Company has had no revenue generating business since inception and its current business plan, other than as described under “Proposed Acquisition” below, consists primarily of its 17.0359% equity interest in Eldorado. Its only operations have consisted of interest income earned on the Eldorado Shreveport Investments and, since December 14, 2007, the pro-rata net income (loss) allocation (as the case may be) related to the Resorts/Eldorado investment and nominal administrative expenses.

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

Operational highlights for Eldorado for the three months ended March 31, 2010 included net revenues of $64 million and operating expenses of $60.7 million. In addition, Eldorado experienced a loss of $1.5 million in equity of unconsolidated affiliates and interest expense of $5.3 million. The net result for the quarter was a net loss of approximately $3.6 million.

Three months ended March 31, 2010 versus three months ended March 31, 2009

The Company’s net loss for the quarter ended March 31, 2010 was $757,029 compared to a net loss of $230,753 for the same period in 2009. The increased net loss resulted from the combination of an increased net loss at Eldorado and higher expenses incurred by the Company. The increase in the net loss at Eldorado was attributable to a $2 million decrease in revenues and a $1.86 million decrease in equity in net income of unconsolidated affiliates when compared to the same period in 2009. Revenues declined at Eldorado due to a decrease in casino related activities. Eldorado’s management believes the decline in revenue was attributable to factors impacting Reno’s gaming and tourism market as a whole, including the weak national economy and troubled housing market, continued increase in competition generated by growth in Native American gaming, and declines in citywide convention room nights. The decrease in equity in net income of unconsolidated affiliates resulted from a $3.7 million decrease in net income of Silver Legacy joint venture, which is 50% owned by Eldorado’s 96% owned subsidiary, ELLC.

The Company’s expenses increased approximately $23,000 during the quarter when compared to the same period last year as a result of increased legal and other expenses.

Liquidity and Capital Resources

During the three month period ended March 31, 2009 the Company incurred approximately $0.1 million of costs associated with its investment in Eldorado. Expenses incurred related primarily to accounting and legal fees for the preparation of regulatory filings.

In contrast, the Company incurred approximately $0.2 million of costs associated with its investment in Eldorado during the three month period ended March 31, 2010. Expenses incurred related primarily to legal and accounting fees for preparation of regulatory filings. For the remainder of 2010 the Company expects to incur additional costs of approximately $0.1 million. These costs will be financed by Member contributions.

Proposed Acquisition

        As more fully described in Item 1 of our annual report on Form 10-K for the year ended December 31, 2009, on February 23, 2010, Black Gaming, LLC (“Black Gaming”) and its subsidiaries (collectively with Black Gaming, the “Debtors”) filed petitions with the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) for relief under Title 11, Chapter 11 of the United States Code (the “Bankruptcy Code”). On March 1, 2010, the Debtors filed with the Bankruptcy Court a Joint Plan of Reorganization (the “Plan”). If the Plan is confirmed by the Bankruptcy Court and all of the conditions specified in the Plan are satisfied, then, according to the terms of the Plan, a new entity (“New Black Gaming”) is to acquire all of the assets of Black Gaming, including its direct and indirect ownership interests in the debtor subsidiaries, and New Black Gaming is to issue to a group of investors all of the equity interests in New Black Gaming, including the issuance of 40% of the total equity interests to Newport or an affiliate of Newport for $8,222,222 in cash. The Plan also provides for the issuance to a class of Black Gaming’s creditors of warrants to purchase five percent of the fully-diluted equity interests in New Black Gaming that will be exercisable for a period of five years and, if exercised in full, would reduce the percentage interest issuable to Newport or an affiliate of Newport from 40% to 38%. The assets to be acquired by New Black Gaming pursuant to the Plan include the CasaBlanca Hotel & Casino, the Virgin River Hotel & Casino and the Oasis Hotel & Casino, each in Mesquite, Nevada, two championship golf courses, a full-service spa, a bowling center, a gun club, restaurants, and banquet and conference facilities, all as more fully described in our aforementioned Form 10-K.

If the Plan is confirmed by the Bankruptcy Court and all of the conditions specified in the Plan are satisfied, Newport Global Opportunities Fund LP (the “Newport Fund”) intends to acquire the 40% equity interest in New Black Gaming utilizing the Company’s wholly owned subsidiary, AcquisitionCo, to make the acquisition. In that event, the Newport Fund will contribute to InvestCo the full amount of the cash purchase price which in turn will be contributed by InvestCo to the Company, then by the Company to Blocker, and finally by Blocker to AcquisitionCo, which will pay the purchase price and acquire the 40% interest in New Black Gaming. The aforementioned contribution from Newport Fund down to AcquisitionCo will not result in any change in the ownership of InvestCo, the Company, Blocker or AcquisitionCo. If the acquisition is consummated, the Company’s financial statements will, from the date of consummation of such acquisition, reflect the Company’s allocable share of the net income (loss) related to the investment in New Black Gaming. The potential acquisition is subject to a number of conditions, including, but not limited to, confirmation of the Plan by the Bankruptcy Court and the receipt of all requisite gaming approvals required in order for AcquisitionCo to be able to acquire an equity interest in New Black Gaming. There can be no assurance that the Plan will be confirmed by the Bankruptcy Court or that any of the other conditions will be satisfied.

Critical Accounting Estimates and Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to those policies during the three months ended March 31, 2010.

Item 3.	Quantative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures are effective.

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

NGA HOLDCO, LLC

Date: May 17, 2010	By:	/s/ Thomas R. Reeg
Thomas R. Reeg
Operating Manager
(Principal Executive Officer)

Date: May 17, 2010	By:	/s/ Roger A. May
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