Form 10-Q
period 2010-06-30
NGA Holdco, LLC
filed 2010-08-16
CIK 1405621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

NGA HOLDCO, LLC

FORM 10-Q

ii

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

NGA HOLDCO, LLC

CONSOLIDATED BALANCE SHEETS

June 30, 2010 and December 31, 2009 (unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$473,194	$473,093
Federal tax asset	25,000	25,000

Total current assets	489,194	498,093
Investment in Eldorado	28,913,380	29,328,577
Due from related party	5,179,772	5,179,772

Total Assets	$34,591,346	$35,006,442

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$13,435	$28,815

Total current liabilities	13,435	28,815
Due to related party	2,180,535	1,958,636

Total Liabilities	2,193,970	1,987,451

Members’ Equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	36,322,652	36,322,652
Accumulated deficit	(3,929,082)	(3,307,467)

Total Members’ equity	32,397,376	33,018,991

Total Liabilities & Members’ equity	$34,591,346	$35,006,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

Quarters Ended June 30, 2010 and 2009 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income (Loss):
Equity income (loss) on Eldorado	$209,185	$721,453	$(415,197)	$554,315

Total income (loss)	209,185	721,453	(415,197)	554,315
Expenses:
Legal, licensing, and other expenses	73,771	66,175	206,418	175,614

Net income (loss) before income taxes	135,414	655,278	(621,615)	378,701
Income tax expense	—	(203,293)	—	(157,469)

Net income (loss)	$135,414	$451,985	$(621,615)	$221,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

Quarter Ended June 30, 2010 (unaudited)

	Class A Unit	Class B Units	Accumulated Deficit	Total Members’ Equity
Balance, December 31, 2009	$3,806	$36,322,652	$(3,307,467)	$33,018,991
Net loss	—	—	(621,615)	(621,615)

Balance, June 30, 2010	$3,806	$36,322,652	$(3,929,082)	$32,397,376

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarters Ended June 30, 2010 and 2009 (unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(621,615)	$221,232
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity loss (income) on Eldorado	415,197	(554,315)
Increase in federal tax asset	—	157,469
(Decrease) increase in accounts payable and accrued liabilities	(15,380)	16,720
Increase in due to related parties	221,899	158,971

Net cash provided by operating activities:	$101	$77

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities:	$—	$—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities:	$—	$—

Net increase in cash	$101	$77

Cash at beginning of the period	$473,093	$262,938

Cash at end of the period	$473,194	$263,015

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

On December 14, 2007, the date of the closing of its acquisition of a 17.0359% interest in Eldorado Resorts, LLC, a Nevada limited liability company (“Resorts”), the Company transferred in part to Resorts and in part to Donald L. Carano (“Carano”), respectively, free and clear of any liens, ownership of a total of $38,045,363 original principal amount of First Mortgage Bonds due 2012, co-issued by Eldorado Casino Shreveport Joint Venture (the “Louisiana Partnership”), and Shreveport Capital Corporation, a wholly owned subsidiary of the Louisiana Partnership (the “New Shreveport Notes”), together with 11,000 preferred shares issued by Shreveport Gaming Holdings, Inc. (“SGH”), then a partner of the Louisiana Partnership that is not affiliated with Resorts or the Company, in exchange for a 17.0359% interest in Resorts. In May 2007, Newport contributed 100% of the New Shreveport Notes held by Newport since August 2006 and 11% of the preferred shares held since August 2006 (collectively, the “Eldorado Shreveport Investments”) to the Company. The Eldorado Shreveport Investments were transferred to the Company at the fair value as of the transfer date.

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

The Company has had no revenue generating business since inception. Its current business plan consists primarily of its holding of a 17.0359% equity interest in Eldorado. For information concerning the possible acquisition of an interest in another gaming company, see Note 6 below. Eldorado, through Resorts, owns and operates the Eldorado Hotel and Casino (the “Eldorado-Reno”) located in Reno, Nevada. Through two wholly owned subsidiaries, Resorts owns all of the partnership interests of the Louisiana Partnership, and operates, pursuant to a management agreement, the Eldorado Shreveport Hotel and Casino in Shreveport, Louisiana (the “Eldorado-Shreveport”), which is owned by the Louisiana Partnership. Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company 96.1858% owned by Resorts, is a 50% joint venture partner in a general partnership that owns and operates the Silver Legacy Resort Casino (“Silver Legacy”), a hotel and casino property adjacent to Eldorado-Reno. Resorts also own a 21.25% interest in Tamarack Junction, a small casino in South Reno.

The Company’s one issued and outstanding Class A Unit, representing all of its voting equity, is held by NGA VoteCo, LLC, a Nevada limited liability company (“VoteCo”). All of the Company’s issued and outstanding Class B Units, representing all of its non-voting equity, are held by NGA No VoteCo, LLC, a Nevada limited liability company (“InvestCo”). VoteCo is owned by Thomas R. Reeg, Timothy T. Janszen and Ryan L. Langdon, each of whom owns a 30% interest, and Roger A. May, who owns a 10% interest. Messrs. Reeg, Janszen, Langdon and May collectively are referred to as the “VoteCo Equityholders”. InvestCo is owned by Newport, formed primarily for the purpose of seeking long-term capital appreciation and current income by acquiring, holding and disposing of investments made in distressed debt securities and equities. Newport holds all of InvestCo’s issued and outstanding voting securities. At present, the Company has no plans to issue any additional Class A Units or Class B Units.

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

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company as of June 30, 2010 and December 31, 2009, and the results of its operations for the three and six months ended June 30, 2010 and 2009, and its cash flows for the six months ended June 30, 2010 and 2009. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued “Fair Value Measurements and Disclosure (Topic 820)” which clarified the disclosure requirements of existing U.S. GAAP related to fair value measurements. This standard requires additional disclosures about recurring and non-recurring fair value measurements as follows: (1) for transfers in and out of Level 1 and Level 2 fair value measurements, as those terms are currently defined in existing authoritative literature, a reporting entity is required to disclose the amount of the movement between levels and an explanation for the movement; (2) for activity at Level 3, primarily fair value measurements based on unobservable inputs, a reporting entity is required to present separately information about purchases, sales, issuances and settlements, as opposed to presenting such transactions on a net basis; (3) in the event of a disaggregation, a reporting entity is required to provide fair value measurement disclosure for each class of assets and liabilities; and (4) a reporting entity is required to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for items that fall in either Level 2 or Level 3. These disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements for which disclosure becomes effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This standard did not impact our financial position, results of operations and cash flows as of and for the quarter ended June 30, 2010.

In addition, certain amendments to Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” became effective for us beginning January 1, 2010. Such amendments include changes to the quantitative approach to determine the primary beneficiary of a variable interest entity (“VIE”). An enterprise must determine if its variable interest or interests give it a controlling financial interest in a VIE by evaluating whether 1) the enterprise has the power to direct activities of the VIE that have a significant effect on economic performance, and 2) the enterprise has an obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The amendments to ASC 810 also require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The adoption of these amendments did not have a material effect on the Company’s consolidated financial statements as of June 30, 2010.

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

4. Investment in Eldorado

The Company’s 17.0359% investment in Eldorado (which was acquired on April 1, 2009 in exchange for a 17.0359% interest originally acquired in Resorts, as described in Note 1) is accounted for under the equity method. The investment, which is recorded in Equity income (loss) on Eldorado on the consolidated statement of operations, was originally recorded at fair value and is adjusted by the Company’s share of earnings, losses, distributions, and adjustments related to the amortization of definite-lived intangibles of the investment. The Company’s allocated income and loss related to Eldorado/Resorts for the six months ended June 30, 2010 and 2009, respectively, are included as a component of income (loss) on the consolidated statement of operations. As of June 30, 2010, there was no indication that impairment may have existed in relation to the investment in Eldorado.

A roll forward of the Company’s equity investment in Eldorado is as follows:

Total
Beginning balance at January 1, 2010	$29,328,577
Equity loss on Eldorado	(415,197)

Ending balance at June 30, 2010	$28,913,380

Summarized balance sheet information for Eldorado is as follows (in thousands):

	June 30, 2010	December 31, 2009
Current assets	$52,538	$46,312
Investment in joint ventures	46,445	47,913
Property and equipment, net	216,442	224,153
Intangible assets, net	20,750	20,945
Other assets, net	2,382	2,205

Total assets	$338,557	$341,528

Current liabilities	$29,064	$29,524
Long-term liabilities	190,313	190,323
13% Preferred equity interest	19,289	19,289
Noncontrolling interest	4,933	4,990
Partners’ equity	94,958	97,402

Total liabilities and partners’ equity	$338,557	$341,528

Summarized results of operations for Eldorado are as follows (in thousands):

	Three months ended June 30, 2010	Six months ended June 30, 2010
Net revenues	$67,585	$131,615
Operating expenses	(61,424)	(122,116)
Loss on sale/disposition of long-lived assets	(34)	(185)
Equity (loss) income of unconsolidated affiliates	537	(958)

Operating income	6,664	8,356
Other expense, net	(5,265)	(10,532)

Net income (loss)	1,399	(2,176)
Less net (income) loss attributable to noncontrolling interest	(11)	57

Net income (loss) attributable to the Company	$1,388	$(2,119)

Effective March 1, 1994, ELLC (96% owned by Resorts) and Galleon, Inc. (a Nevada corporation and now an indirect wholly owned subsidiary of MGM Resorts International (formerly MGM MIRAGE)), entered into a joint venture (the “Silver Legacy Joint Venture”) pursuant to a joint venture agreement to develop the Silver Legacy Resort Casino (the “Silver Legacy”). The Silver Legacy consists of a casino and hotel located in Reno, Nevada, which began operations on July 28, 1995. Each partner owns a 50% interest in the Silver Legacy Joint Venture.

Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

	June 30, 2010	December 31, 2009
Current assets	$45,620	$42,210
Property and equipment, net	230,845	234,886
Other assets, net	6,827	7,170

Total assets	$283,292	$284,266

Current liabilities	$20,054	$18,419
Long-term liabilities	150,674	150,309
Partners’ equity	112,564	115,538

Total liabilities and partners’ equity	$283,292	$284,266

Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

	Three months ended June 30, 2010	Six months ended June 30, 2010
Net revenues	$34,131	$61,938
Operating expenses	(29,797)	(57,385)

Operating income	4,334	4,553
Other (expense) income	(3,762)	(7,527)

Net income (loss)	572	(2,974)

On May 12, 2009, Resorts and Newport executed an agreement (the “Agreement”), which was terminated on August 18, 2009, pursuant to which Resorts might have, at any time it believed that it might in the reasonably foreseeable future have been in default of any of the provisions of Sections 6.13, 6.14, 6.15 or 6.16 of its credit facility, make a written request to Newport for a loan in an amount not to exceed the lesser of (i) the maximum amount which might at the time be borrowed by Resorts without causing it to be in default of the limitations on indebtedness contained in Section 4.09 of the indenture (the “Indenture”) relating to the 9% senior notes due 2014 co-issued by Resorts and its wholly owned subsidiary, Eldorado Capital Corp. (the “9% Notes”), or (ii) such amount which was equal to the greater of (A) the excess of (1) the aggregate unpaid principal balance of the loans made to Resorts under (I) Resorts’ credit facility and (II) the Loan and Aircraft Security Agreement (the “Aircraft Loan Agreement”) dated as of December 30, 2005 between Resorts and Banc of America Leasing and Capital, LLC (including for this purpose any amendments, replacements or extensions thereof) at the time of the written request, over (2) $5,000,000, or (B) at Newport’s option, the amount of the unpaid principal and accrued interest then outstanding under Resorts’ credit facility. On May 13, 2009, Resorts sold to the Louisiana Partnership the aircraft, which served as collateral under the Aircraft Loan Agreement, for $2.7 million in cash and the proceeds were used to pay in full the indebtedness remaining under the Aircraft Loan Agreement and, at June 30, 2010, there was no indebtedness outstanding under Resorts’ credit facility.

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

At June 30, 2010 and December 31, 2009, the Company was owed $5,179,772 from Newport, representing $5,118,168 of interest earned and received on the Eldorado Shreveport Investments and $61,600 of preferred dividend earned and received on the 11,000 SGH preferred shares. At June 30, 2010 and December 31, 2009, the Company owed $2,180,535 and $1,958,636, respectively, to Newport for expenses paid by Newport on the Company’s behalf. There is no formal agreement outlining the settlement of the receivable and payable between Newport and the Company. Accordingly, the receivable and payable are reflected as a non-current asset and a non-current liability, respectively, at June 30, 2010 and December 31, 2009.

6. Proposed Acquisition

As more fully described in Item 1 of our annual report on Form 10-K for the year ended December 31, 2009, on February 23, 2010, Black Gaming, LLC (“Black Gaming”) and its subsidiaries (collectively with Black Gaming, the “Debtors”) filed petitions with the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) for relief under Title 11, Chapter 11 of the United States Code (the “Bankruptcy Code”). On March 1, 2010, the Debtors filed with the Bankruptcy Court a Joint Plan of Reorganization (the “Plan”). The plan was approved by the Bankruptcy Court on June 28, 2010. If all of the conditions specified in the Plan are satisfied, then, according to the terms of the Plan, a new entity (“New Black Gaming”) is to acquire all of the assets of Black Gaming, including its direct and indirect ownership interests in the debtor subsidiaries, and New Black Gaming is to issue to a group of investors all of the equity interests in New Black Gaming, including the issuance of 40% of the total equity interests to Newport or an affiliate of Newport for $8,222,222 in cash. The Plan also provides for the issuance to a class of Black Gaming’s creditors of warrants to purchase five percent of the fully-diluted equity interests in New Black Gaming that will be exercisable for a period of five years and, if exercised in full, would reduce the percentage interest issuable to Newport or an affiliate of Newport from 40% to 38%. The assets to be acquired by New Black Gaming pursuant to the Plan include the CasaBlanca Hotel & Casino and the Virgin River Hotel & Casino, each in Mesquite, Nevada, two championship golf courses, a full-service spa, a bowling center, a gun club, restaurants, and banquet and conference facilities, all as more fully described in our aforementioned Form 10-K. Black Gaming has in place a plan for the demolition of the casino and some of the 900 rooms at its Oasis Hotel & Casino. Though no official date has been set, demolition is expected to begin sometime during the third or fourth quarter of 2010. Due to weak business conditions, operations were reduced at the Oasis property beginning in December 2008, and the property eventually closed but for 16 video poker machines, which continued to be operated in order to preserve the gaming license at the property, and some of the hotel facilities used to accommodate overflow from the other hotels.

If all of the conditions specified in the Plan are satisfied, Newport and Newport Global Credit Fund (Master) LP (“Master” and, collectively with Newport, the “Newport Funds”) intend to acquire the 40% equity interest in New Black Gaming utilizing the Company’s wholly owned subsidiary, AcquisitionCo, to make the acquisition. In that event, the Newport Funds will contribute to InvestCo the full amount of the cash purchase price which in turn will be contributed by InvestCo to the Company, then by the Company to Blocker, and finally by Blocker to AcquisitionCo, which will pay the purchase price and acquire the 40% interest in New Black Gaming. As a result of the aforementioned contribution from the Newport Funds down to AcquisitionCo, Master will become a second member of InvestCo, but the transaction will not result in any other change in the ownership of InvestCo, the Company, Blocker or AcquisitionCo. If the acquisition is consummated, the Company’s financial statements will, from the date of consummation of such acquisition, reflect the Company’s allocable share of the net income (loss) related to the investment in New Black Gaming. The potential acquisition is subject to a number of conditions including, but not limited to, the receipt of all requisite gaming approvals required in order for AcquisitionCo to be able to acquire an equity interest in New Black Gaming.

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

Eldorado, through Resorts, owns and operates the Eldorado Hotel & Casino (the “Eldorado-Reno”), a premier hotel/casino and entertainment facility in Reno, Nevada. Through two wholly owned subsidiaries, Resorts indirectly owns and, pursuant to a management agreement, operates the Eldorado Casino Shreveport, an all-suite art deco-style hotel and a tri-level riverboat dockside casino complex situated on the Red River in Shreveport, Louisiana (the “Eldorado-Shreveport”). Resorts’ 96% owned subsidiary, Eldorado Limited Liability Company, a Nevada limited liability company (“ELLC”), owns a 50% interest in a general partnership (the “Silver Legacy Joint Venture”) which owns the Silver Legacy Resort Casino (the “Silver Legacy”), a major, themed hotel/casino located adjacent to Eldorado-Reno. In addition, Resorts owns a 21.25% interest in Tamarack, a small casino in south Reno.

Operational highlights for Eldorado for the three months ended June 30, 2010 included net revenues of approximately $67.6 million and operating expenses of approximately $61.4 million. In addition, Eldorado’s equity in net income of unconsolidated affiliates was approximately $0.5 million and interest expense was approximately $5.3 million for the period. The net result for the quarter was net income of approximately $1.4 million, compared with net income of $4.4 million for the corresponding quarter of 2009. For the six months ended June 30, 2010, net revenues were approximately $131.6 million and operating expenses were approximately $122.1 million. Interest expense over this same period was approximately $10.5 million, resulting in a net loss of approximately $2.1 million for the year to date period ended June 30, 2010. The six month performance through June 30, 2010 represents a decrease in year over year net income of approximately $5.7 million due mainly to lower revenues and a reduction in equity in net income of unconsolidated affiliates.

Three months ended June 30, 2010 versus three months ended June 30, 2009

        The Company’s net income, which largely reflects the Company’s share of the net income of Eldorado, was $135,414 for the quarter ended June 30, 2010 compared to net income of $451,985 for the same period in 2009. The decrease in net income resulted from the combination of a 2009 gain on sale of assets by Eldorado and a decrease in Eldorado’s net income of $3 million when compared to the same period in 2009. The decline in net income at Eldorado resulted primarily from lower revenues during the quarter. Eldorado’s management believes the decline in revenue, which was due to decreased casino-

related activities, was attributable to factors impacting Reno’s gaming and tourism market as a whole. These factors include the weak national economy and troubled housing market, continued increase in competition generated by growth in Native American gaming, and declines in citywide convention room nights.

Primarily as a result of increased accounting and filing related expenses, the Company’s expenses increased $7,596 during the quarter when compared to the same period last year.

Six months ended June 30, 2010 versus six months ended June 30, 2009

The Company’s net loss for the six months ended June 30, 2010 was approximately $(0.6) million compared to net income of approximately $0.2 million for the same period last year. The decrease in net income was attributable to Eldorado’s approximately $7.2 million decrease in revenues and $1.6 million decrease in equity in net income of unconsolidated affiliates. The decrease in equity in net income of unconsolidated affiliates resulted from an approximately $3 million decrease in net income of Silver Legacy joint venture, which is 50% owned by Eldorado’s 96% owned subsidiary, ELLC

Primarily as a result of increased accounting and filing related expenses, expenses during the first six months of 2010 increased $30,804 when compared to the same prior year period

Liquidity and Capital Resources

The Company incurred $206,418 of costs associated with its investment in Eldorado during the six month period ended June 30, 2010 compared to $175,614 during the six months ended June 30, 2009. Expenses incurred related primarily to accounting and legal fees for the preparation of regulatory filings. For the remainder of 2010, the Company expects to incur additional costs of approximately $100,000. These costs will be financed by member contributions.

Proposed Acquisition

As more fully described in Item 1 of our annual report on Form 10-K for the year ended December 31, 2009, on February 23, 2010, Black Gaming, LLC (“Black Gaming”) and its subsidiaries (collectively with Black Gaming, the “Debtors”) filed petitions with the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) for relief under Title 11, Chapter 11 of the United States Code (the “Bankruptcy Code”). On March 1, 2010, the Debtors filed with the Bankruptcy Court a Joint Plan of Reorganization (the “Plan”). The plan was approved by the Bankruptcy Court on June 28, 2010. If all of the conditions specified in the Plan are satisfied, then, according to the terms of the Plan, a new entity (“New Black Gaming”) is to acquire all of the assets of Black Gaming, including its direct and indirect ownership interests in the debtor subsidiaries, and New Black Gaming is to issue to a group of investors all of the equity interests in New Black Gaming, including the issuance of 40% of the total equity interests to Newport or an affiliate of Newport for $8,222,222 in cash. The Plan also provides for the issuance to a class of Black Gaming’s creditors of warrants to purchase five percent of the fully-diluted equity interests in New Black Gaming that will be exercisable for a period of five years and, if exercised in full, would reduce the percentage interest issuable to Newport or an affiliate of Newport from 40% to 38%. The assets to be acquired by New Black Gaming pursuant to the Plan include the CasaBlanca Hotel & Casino and the Virgin River Hotel & Casino, each in Mesquite, Nevada, two championship golf courses, a full-service spa, a bowling center, a gun club, restaurants, and banquet and conference facilities, all as more fully described in our aforementioned Form 10-K. Black Gaming has in place a plan for the demolition of the casino and some of the 900 rooms at its Oasis Hotel & Casino. Though no official date has been set, demolition is expected to begin sometime during the third or fourth quarter of 2010. Due to weak business conditions, operations were reduced at the Oasis property beginning in December 2008, and the property eventually closed but for 16 video poker machines, which continued to be operated in order to preserve the gaming license at the property, and some of the hotel facilities used to accommodate overflow from the other hotels.

If all of the conditions specified in the Plan are satisfied, Newport and Newport Global Credit Fund (Master) LP (“Master” and, collectively with Newport, the “Newport Funds”) intends to acquire the 40% equity interest in New Black Gaming utilizing the Company’s wholly owned subsidiary, AcquisitionCo, to make the acquisition. In that event, the Newport Funds will contribute to InvestCo the full amount of the cash purchase price which in turn will be contributed by InvestCo to the Company, then by the Company to Blocker, and finally by Blocker to AcquisitionCo, which will pay the purchase price and acquire the 40% interest in New Black Gaming. As a result of the aforementioned contribution from the Newport Funds down to AcquisitionCo, Master will become a second member of InvestCo, but the transaction will not result in any other change in the ownership of InvestCo, the Company, Blocker or AcquisitionCo. If the acquisition is consummated, the Company’s financial statements will, from the date of consummation of such acquisition, reflect the Company’s allocable share of the net income (loss) related to the investment in New Black Gaming. The potential acquisition is subject to a number of conditions including, but not limited to, the receipt of all requisite gaming approvals required in order for AcquisitionCo to be able to acquire an equity interest in New Black Gaming.

Critical Accounting Estimates and Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to those policies during the six months ended June 30, 2010.

Item 3.	Quantative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 5.	Exhibits.

The following exhibits are filed or furnished with this report:

4.0	Amendment to Third Amended and Restated Operating Agreement of Eldorado Resorts LLC.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGA HOLDCO, LLC

Date: August 16, 2010	By:	/s/ Thomas R. Reeg
Thomas R. Reeg
Operating Manager
(Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Roger A. May
Roger A. May
Manager
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.0	Amendment to Third Amended and Restated Operating Agreement of Eldorado Resorts LLC.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.