Form 10-Q
period 2010-09-30
NGA Holdco, LLC
filed 2010-11-15
CIK 1405621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

NGA HOLDCO, LLC

FORM 10-Q

ii

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

NGA HOLDCO, LLC

CONSOLIDATED BALANCE SHEETS

September 30, 2010 and December 31, 2009 (unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$473,251	$473,093
Federal tax asset	25,000	25,000

Total current assets	498,251	498,093
Investment in Eldorado	29,038,067	29,328,577
Due from related party	5,179,772	5,179,772

Total Assets	$34,716,090	$35,006,442

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$125,000	$28,815

Total current liabilities	125,000	28,815
Due to related party	2,361,030	1,958,636

Total Liabilities	2,486,030	1,987,451

Members’ Equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	36,322,652	36,322,652
Accumulated deficit	(4,096,398)	(3,307,467)

Total Members’ equity	32,230,060	33,018,991

Total Liabilities & Members’ equity	$34,716,090	$35,006,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

Quarters and Nine Months Ended September 30, 2010 and 2009 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income (Loss):
Equity income (loss) on Eldorado	$124,687	$(166,627)	$(290,510)	$387,688

Total income (loss)	124,687	(166,627)	(290,510)	387,688
Expenses:
Legal, licensing, and other expenses	292,003	29,774	498,421	205,388

Net (loss) income before income taxes	(167,316)	(196,401)	(788,931)	182,300
Income tax expense	—	4,880	—	(152,589)

Net (loss) income	$(167,316)	$(191,521)	$(788,931)	$29,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

Nine Months Ended September 30, 2010 (unaudited)

	Class A Unit	Class B Units	Accumulated Deficit	Total Members’ Equity
Balance, December 31, 2009	$3,806	$36,322,652	$(3,307,467)	$33,018,991
Net loss	—	—	(788,931)	(788,931)

Balance, September 30, 2010	$3,806	$36,322,652	$(4,096,398)	$32,230,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2010 and 2009 (unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(788,931)	$29,711
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity loss (income) on Eldorado	290,510	(387,688)
Decrease in federal tax asset	—	152,589
Increase (decrease) in accounts payable and accrued liabilities	96,185	(22,225)
Increase in due to related parties	402,394	227,729

Net cash provided by operating activities:	$158	$116

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities:	$—	$—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities:	$—	$—

Net increase in cash	$158	$116

Cash at beginning of the period	$473,093	$262,938

Cash at end of the period	$473,251	$263,054

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

On December 14, 2007, the date of the closing of its acquisition of a 17.0359% interest in Eldorado Resorts, LLC, a Nevada limited liability company (“Resorts”), the Company transferred in part to Resorts and in part to Donald L. Carano (“Carano”), respectively, free and clear of any liens, ownership of a total of $38,045,363 original principal amount of First Mortgage Bonds due 2012, co-issued by Eldorado Casino Shreveport Joint Venture (the “Louisiana Partnership”) and Shreveport Capital Corporation, a wholly owned subsidiary of the Louisiana Partnership (the “New Shreveport Notes”), together with 11,000 preferred shares issued by Shreveport Gaming Holdings, Inc. (“SGH”), then a partner of the Louisiana Partnership that is not affiliated with Resorts or the Company, in exchange for a 17.0359% interest in Resorts. In May 2007, Newport contributed 100% of the New Shreveport Notes held by Newport since August 2006 and 11% of the preferred shares held since August 2006 (collectively, the “Eldorado Shreveport Investments”) to the Company. The Eldorado Shreveport Investments were transferred to the Company at the fair value as of the transfer date.

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

NGA HoldCo, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Under the terms of the Purchase Agreement, Resorts was entitled, prior to or immediately following the Company’s acquisition of its interest in Resorts, to make a distribution to the members of Resorts other than AcquisitionCo of up to $10 million. On July 25, 2007 Resorts made the $10 million distribution, which was funded through borrowings under Resorts’ credit facility as permitted by the Purchase Agreement, to its members.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

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

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company as of September 30, 2010 and December 31, 2009, and the results of its operations for the three and nine months ended September 30, 2010 and 2009, and its cash flows for the nine months ended September 30, 2010 and 2009. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

Investment in Eldorado

        The Company accounts for its 17.0359% investment in Eldorado using the equity method of accounting. The Company considers on a quarterly basis whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that the recorded value may not be recoverable. If the Company considers any such decline to be other than temporary, then a write-down would be recorded to estimated fair value. Evidence of a loss in value that may be other than temporary might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the Company’s investment or the inability of Eldorado to sustain an earnings capacity that would justify the carrying amount of the investment. In evaluating whether the loss in value is other than temporary, the Company considers: 1) the length of time and the extent to which the fair value has been less than cost; 2) the financial condition and near-term prospects of Eldorado, including any specific events which may influence the operations of Eldorado; 3) the Company’s intent and ability to retain its investment in Eldorado for a period of time sufficient to allow for any anticipated recovery in fair value; 4) the condition and trend of the economic cycle; 5) Eldorado’s financial performance and projections; 6) trends in the general market; and 7) Eldorado’s capital strength and liquidity.

In determining whether the fair value of the investment in Eldorado is less than its carrying value, the Company uses a discounted cash flow model as its principal technique. The Company’s model incorporates an estimated weighted-average cost of capital that a market participant would use in evaluating the investment in a purchase transaction. The estimated weighted-average cost of capital is based on the risk free interest rate and other factors such as current risk premiums. The Company uses the discounted cash flow model as it provides greater detail and opportunity to reflect specific facts, circumstances and economic conditions for its investment. Comparable business transactions are often limited in number, the information can be dated, and often require significant adjustments due to differences in the size of the business, markets served and other factors. The Company therefore believes that in its

NGA HoldCo, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

circumstance, this makes comparisons to business transactions less reliable than the discounted cash flows model. However, the Company does consider comparable business transactions as a reasonableness test of our principal technique.

In performing this impairment test, the Company takes steps to ensure that appropriate and reasonable cash flow projections and assumptions are used. The Company also performs sensitivity analyses on the key assumptions used, including the weighted-average cost of capital.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts payable and accrued liabilities approximates their carrying value due to the immediate or short term maturity of these financial instruments.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued “Fair Value Measurements and Disclosure (Topic 820)” which clarified the disclosure requirements of existing U.S. GAAP related to fair value measurements. This standard requires additional disclosures about recurring and non-recurring fair value measurements as follows: (1) for transfers in and out of Level 1 and Level 2 fair value measurements, as those terms are currently defined in existing authoritative literature, a reporting entity is required to disclose the amount of the movement between levels and an explanation for the movement; (2) for activity at Level 3, primarily fair value measurements based on unobservable inputs, a reporting entity is required to present separately information about purchases, sales, issuances and settlements, as opposed to presenting such transactions on a net basis; (3) in the event of a disaggregation, a reporting entity is required to provide fair value measurement disclosure for each class of assets and liabilities; and (4) a reporting entity is required to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for items that fall in either Level 2 or Level 3. These disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements for which disclosure becomes effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This standard did not impact our financial position, results of operations and cash flows as of and for the quarter ended September 30, 2010.

In addition, certain amendments to Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” became effective for us beginning January 1, 2010. Such amendments include changes to the quantitative approach to determine the primary beneficiary of a variable interest entity (“VIE”). An enterprise must determine if its variable interest or interests give it a controlling financial interest in a VIE by evaluating whether 1) the enterprise has the power to direct activities of the VIE that have a significant effect on economic performance, and 2) the enterprise has an obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The amendments to ASC 810 also require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The adoption of these amendments did not have a material effect on the Company’s consolidated financial statements as of September 30, 2010.

3. Membership Units and Related Rights

The Company’s Operating Agreement has created two classes of membership units, the Class A Units and the Class B Units. VoteCo holds one Class A Unit of the Company, representing the Company’s only outstanding voting equity. InvestCo holds 9,999

NGA HoldCo, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Class B Units of the Company representing all of the Company’s outstanding non-voting equity. With the exception of voting rights, the rights of a Class A Unit and a Class B Unit are identical.

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

4. Investment in Eldorado

The Company’s 17.0359% investment in Eldorado (which was acquired on April 1, 2009 in exchange for a 17.0359% interest originally acquired in Resorts, as described in Note 1) is accounted for under the equity method. The investment, which is reported as Equity income (loss) on Eldorado on the consolidated statement of operations, was originally recorded at fair value and is adjusted by the Company’s share of earnings, losses, distributions, and adjustments related to the amortization of definite-lived intangibles of the investment. The Company’s allocated income and loss related to Eldorado/Resorts for the nine months ended September 30, 2010 and 2009, respectively, are included as a component of income (loss) on the consolidated statement of operations. As of September 30, 2010, there was no indication that impairment may have existed in relation to the investment in Eldorado.

A roll forward of the Company’s equity investment in Eldorado is as follows:

Total
Beginning balance at January 1, 2010	$29,328,577
Equity loss on Eldorado	(290,510)

Ending balance at September 30, 2010	$29,038,067

NGA HoldCo, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Summarized balance sheet information for Eldorado is as follows (in thousands):

	September 30, 2010	December 31, 2009
Current assets	$57,492	$46,312
Investment in joint ventures	46,008	47,913
Property and equipment, net	212,191	224,153
Intangible assets, net	20,720	20,945
Other assets, net	2,644	2,205

Total assets	$339,055	$341,528

Current liabilities	$28,670	$29,524
Long-term liabilities	190,327	190,323
13% Preferred equity interest	19,289	19,289
Non-controlling interest	4,920	4,990
Partners’ equity	95,849	97,402

Total liabilities and partners’ equity	$339,055	$341,528

Summarized results of operations for Eldorado are as follows (in thousands):

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Net operating revenues	$68,917	$200,533
Operating expenses	(62,436)	(184,554)
Loss on sale/disposition of long-lived assets	(157)	(341)
Loss of unconsolidated affiliates	(183)	(1,140)

Operating income	6,141	14,498
Other expense, net	(5,264)	(15,796)

Net income (loss)	877	(1,298)
Net loss attributable to non-controlling interest	14	70

Net income (loss) attributable to the Company	$891	$(1,228)

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

Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

	September 30, 2010	December 31, 2009
Current assets	$40,058	$42,210
Property and equipment, net	230,930	234,886
Other assets, net	7,165	7,170

Total assets	$278,153	$284,266

Current liabilities	$15,449	$18,419
Long-term liabilities	150,856	150,309
Partners’ equity	111,848	115,538

Total liabilities and partners’ equity	$278,153	$284,266

NGA HoldCo, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Net operating revenues	$32,513	$94,451
Operating expenses	(29,503)	(86,888)

Operating income	3,010	7,563
Other expense	(3,726)	(11,253)

Net (loss)	(716)	(3,690)

On May 12, 2009, Resorts and Newport executed an agreement (the “Agreement”), which was terminated on August 18, 2009, pursuant to which Resorts might have, at any time it believed that it might in the reasonably foreseeable future have been in default of any of the provisions of Sections 6.13, 6.14, 6.15 or 6.16 of its credit facility, make a written request to Newport for a loan in an amount not to exceed the lesser of (i) the maximum amount which might at the time be borrowed by Resorts without causing it to be in default of the limitations on indebtedness contained in Section 4.09 of the indenture (the “Indenture”) relating to the 9% senior notes due 2014 co-issued by Resorts and its wholly owned subsidiary, Eldorado Capital Corp. (the “9% Notes”), or (ii) such amount which was equal to the greater of (A) the excess of (1) the aggregate unpaid principal balance of the loans made to Resorts under (I) Resorts’ credit facility and (II) the Loan and Aircraft Security Agreement (the “Aircraft Loan Agreement”) dated as of December 30, 2005 between Resorts and Banc of America Leasing and Capital, LLC (including for this purpose any amendments, replacements or extensions thereof) at the time of the written request, over (2) $5,000,000, or (B) at Newport’s option, the amount of the unpaid principal and accrued interest then outstanding under Resorts’ credit facility. On May 13, 2009, Resorts sold to the Louisiana Partnership the aircraft, which served as collateral under the Aircraft Loan Agreement, for $2.7 million in cash and the proceeds were used to pay in full the indebtedness remaining under the Aircraft Loan Agreement and, at September 30, 2010, there was no indebtedness outstanding under Resorts’ credit facility.

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

At September 30, 2010 and December 31, 2009, the Company was owed $5,179,772 from Newport, representing $5,118,168 of interest earned and received on the Eldorado Shreveport Investments and $61,600 of preferred dividend earned and received on the 11,000 SGH preferred shares. At September 30, 2010 and December 31, 2009, the Company owed $2,361,030 and $1,958,636, respectively, to Newport for expenses paid by Newport on the Company’s behalf. There is no formal agreement outlining the settlement of the receivable and payable between Newport and the Company. Accordingly, the receivable and payable are reflected as a non-current asset and a non-current liability, respectively, at September 30, 2010 and December 31, 2009.

6. Proposed Acquisition

As more fully described in Item 1 of our annual report on Form 10-K for the year ended December 31, 2009, on February 23, 2010, Black Gaming, LLC (“Black Gaming”) and its subsidiaries (collectively with Black Gaming, the “Debtors”) filed petitions with the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) for relief under Title 11, Chapter 11 of the United States Code (the “Bankruptcy Code”). On March 1, 2010, the Debtors filed with the Bankruptcy Court a Joint Plan of Reorganization (the “Plan”). The Plan was approved by the Bankruptcy Court on June 28, 2010. If all of the conditions specified in the Plan are satisfied, then, according to the terms of the Plan, a new entity (“New Black Gaming”) is to acquire all of the assets of Black Gaming, including its direct and indirect ownership interests in the debtor subsidiaries, and New Black Gaming is to issue to a group of investors all of the equity interests in New Black Gaming, including the issuance of 40% of the total equity interests to Newport or an affiliate of Newport for $8,222,222 in cash. The Plan also provides for the issuance to a class of Black Gaming’s creditors of warrants to purchase five percent of the fully-diluted equity interests in New Black Gaming that will be exercisable for a period of five years and, if exercised in full, would reduce the percentage interest issuable to Newport or an affiliate of Newport from 40% to 38%. The assets to be acquired by New Black Gaming pursuant to the Plan include the CasaBlanca Hotel & Casino and the Virgin River Hotel & Casino, each in Mesquite, Nevada, two championship golf courses, a full-service spa, a bowling center, a gun club, restaurants, and banquet and conference facilities, all as more fully described in our aforementioned Form 10-K. Though no official date has been set, Black Gaming has a plan in place for the demolition of the casino and some of the 900 rooms at its inoperative Oasis Hotel & Casino. Due to weak business conditions, operations were reduced at the Oasis property beginning in December 2008, and the property eventually closed but for 16 video poker machines, which continue to be operated in order to preserve the gaming license at the property, and some of the hotel facilities used to accommodate overflow from the other hotels.

NGA HoldCo, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Operational highlights for Eldorado for the three months ended September 30, 2010 included net operating revenues of approximately $68.9 million and operating expenses of approximately $62.4 million. In addition, Eldorado’s equity in net loss of unconsolidated affiliates was approximately $0.2 million and interest expense was approximately $5.3 million for the period. The net result for the quarter was net income of approximately $0.9 million, compared with a net loss of $0.8 million for the corresponding quarter of 2009. For the nine months ended September 30, 2010, net operating revenues were approximately $200.5 million and operating expenses were approximately $184.6 million. Interest expense over this same period was approximately $15.8 million, resulting in a net loss of approximately $1.2 million for the year to date period ended September 30, 2010. The nine month performance through September 30, 2010 represents a decrease in year over year net income of approximately $4 million, due mainly to lower revenues and a reduction in equity in net income of unconsolidated affiliates.

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

The Company’s net loss, which largely reflects the Company’s share of the net income of Eldorado, was $167,316 for the quarter ended September 30, 2010 compared to a net loss of $191,521 for the same period in 2009. As a result of consistent revenues and a $2.1 million decrease in operating expenses for Eldorado when compared to the same period in 2009, the Company’s equity income on Eldorado increased by $291,314.

This increase in equity income was largely offset by a $262,229 increase to the Company’s legal and licensing expenses during the quarter when compared to the same period in 2009. This increase was due to expenses incurred in connection with the proposed acquisition of a 40% interest in New Black Gaming (see Proposed Acquisition, below).

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

The Company’s net loss for the nine months ended September 30, 2010 was approximately $0.8 million, compared to net income of approximately $.03 million for the same period last year. The net loss was attributable to Eldorado’s approximately $7.2 million decrease in revenues and $1.6 million decrease in equity in net income of unconsolidated affiliates. The decrease in equity in net income of unconsolidated affiliates when compared to the same period in 2009 resulted from an approximately $3.7 million decrease in net income of Silver Legacy joint venture, which is 50% owned by Eldorado’s 96% owned subsidiary, ELLC.

Primarily as a result of activities related to the proposed acquisition of a 40% interest in New Black Gaming (see Proposed Acquisition, below), expenses during the first nine months of 2010 increased $293,033 when compared to the same prior year period

Liquidity and Capital Resources

The Company incurred $498,421 of costs associated with its investment in Eldorado and the proposed New Black Gaming acquisition during the nine month period ended September 30, 2010 compared to $205,388 during the nine months ended September 30, 2009. Expenses incurred related to accounting and legal fees for the preparation of regulatory filings, along with licensing procedures related to the proposed acquisition of a 40% interest in New Black Gaming (see Proposed Acquisition, below). For the remainder of 2010, the Company expects to incur additional costs of approximately $100,000. These costs will be financed by member contributions.

Proposed Acquisition

As more fully described in Item 1 of our annual report on Form 10-K for the year ended December 31, 2009, on February 23, 2010, Black Gaming, LLC (“Black Gaming”) and its subsidiaries (collectively with Black Gaming, the “Debtors”) filed petitions with the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) for relief under Title 11, Chapter 11 of the United States Code (the “Bankruptcy Code”). On March 1, 2010, the Debtors filed with the Bankruptcy Court a Joint Plan of Reorganization (the “Plan”). The plan was approved by the Bankruptcy Court on June 28, 2010. If all of the conditions specified in the Plan are satisfied, then, according to the terms of the Plan, a new entity (“New Black Gaming”) is to acquire all of the assets of Black Gaming, including its direct and indirect ownership interests in the debtor subsidiaries, and New Black Gaming is to issue to a group of investors all of the equity interests in New Black Gaming, including the issuance of 40% of the total equity interests to Newport or an affiliate of Newport for $8,222,222 in cash. The Plan also provides for the issuance to a class of Black Gaming’s creditors of warrants to purchase five percent of the fully-diluted equity interests in New Black Gaming that will be exercisable for a period of five years and, if exercised in full, would reduce the percentage interest issuable to Newport or an affiliate of Newport from 40% to 38%. The assets to be acquired by New Black Gaming pursuant to the Plan include the CasaBlanca Hotel & Casino and the Virgin River Hotel & Casino, each in Mesquite, Nevada, two championship golf courses, a full-service spa, a bowling center, a gun club, restaurants, and banquet and conference facilities, all as more fully described in our aforementioned Form 10-K. Though no official date has been set, Black Gaming has a plan in place for the demolition of the casino and some of the 900 rooms at its inoperative Oasis Hotel & Casino. Due to weak business conditions, operations were reduced at the Oasis property beginning in December 2008, and the property eventually closed but for 16 video poker machines, which continue to be operated in order to preserve the gaming license at the property, and some of the hotel facilities used to accommodate overflow from the other hotels.

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

Critical Accounting Estimates and Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to those policies during the nine months ended September 30, 2010.

Item 3.	Quantative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of the end of the period covered by this report our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.

Changes in internal control over financial reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, no such changes to our internal control over financial reporting occurred during the quarter ended September 30, 2010.

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

NGA HOLDCO, LLC

Date: November 15, 2010	By:	/S/ THOMAS R. REEG
Thomas R. Reeg
Operating Manager
(Principal Executive Officer)

Date: November 15, 2010	By:	/S/ ROGER A. MAY
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