Form 10-K
period 2010-12-31
NGA Holdco, LLC
filed 2011-04-13
CIK 1405621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

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

Resorts was formed in 1996 and became the successor to a predecessor partnership that constructed the original Eldorado Hotel and Casino in Reno, Nevada (as subsequently expanded, the “Eldorado-Reno”) which opened for business in 1973. Resorts owns and operates the Eldorado-Reno. Through two wholly owned subsidiaries, Resorts also owns all of the partnership interest, other than certain rights associated with the “Preferred Capital Contribution Amount” and “Preferred Return” (as these terms are defined in the partnership agreement) of the partnership that owns, and operates pursuant to a management agreement, the Eldorado Shreveport Hotel and Casino in Shreveport, Louisiana (the “Eldorado-Shreveport”). Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company 96.1858% owned by Resorts, is a 50% joint venture partner in a general partnership that owns and operates the Silver Legacy Resort Casino (“Silver Legacy”), a hotel and casino property adjacent to Eldorado-Reno. Resorts also owns a 21.25% interest in Tamarack Junction, a small casino in south Reno. For the year ended December 31, 2010, Resorts had net revenue of $261.7 million and a net loss of $(6.75) million compared with net revenue of $271.9 million and a net loss of $(1.4) million for the year ended December 31, 2009.

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

Formed in 2005, Newport is a Texas-based investment management firm with approximately $350 million in assets committed to pursuing alternative fixed income strategies. The firm concentrates primarily on the stressed and distressed opportunities within the high yield debt and bank loan markets but may also include the acquisition and disposition of other types of corporate securities and claims. Newport has 8 employees, with its primary office in The Woodlands, TX. Newport’s principals include Timothy T. Janszen, CEO, Ryan Langdon, Senior Managing Director, and Roger A. May, Senior Managing Director. Collectively, the principals have over 35 years of experience investing in the high yield and distressed debt markets. Newport is registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940, as amended. Newport is investment manager of the Newport Fund, a private investment fund which seeks attractive long-term risk adjusted returns by capitalizing on investments in the distressed debt markets and in some instances, ultimately making control-oriented investments. The Newport Fund began investing in 2006.

Ownership of the Company

The Company currently has one issued and outstanding Class A Unit, representing all of its voting equity, which is held by NGA VoteCo, LLC, a Nevada limited liability company (“VoteCo”). All of the Company’s 9,999 issued and outstanding Class B Units, representing all of its non-voting equity, are held by NGA No VoteCo, LLC, a Nevada limited liability company (“InvestCo”). VoteCo is owned by Timothy T. Janszen and Ryan Langdon, each of whom owns a 42.85% interest, and Roger A. May, who owns a 14.3% interest. We refer to Messrs. Janszen, Langdon and May collectively as the “VoteCo Equityholders.” InvestCo is owned by the Newport Fund, which holds all of InvestCo’s issued and outstanding voting securities. At present, the Company has no plans to issue any additional Class A Units or Class B Units.

The VoteCo Equityholders, through VoteCo, control all matters of the Company that are subject to the vote of members, including the appointment and removal of managers. Each of the VoteCo Equityholders is a member of the Company’s board of managers, and Mr. Janszen is the Company’s operating manager who has responsibility for the day-to-day management of the Company. The Class B Units issued to InvestCo allow it and its investors to invest in the Company without having any voting power or power to control the operations or affairs of the Company, except as otherwise required by law. If InvestCo and its investors had any of the power to control the operations or affairs of the Company afforded to holders of the Class A Units, they and their respective constituent equityholders would generally be required, in connection with the Company’s investment in Resorts, to be licensed or found suitable under the gaming laws and regulations of the State of Nevada as well as various local regulations in that state.

VoteCo, InvestCo, the Company and each of the Company’s two wholly owned subsidiaries, Blocker and AcquisitionCo, are managed by Timothy T. Janszen, the operating manager of each entity. The Company, Blocker and AcquisitionCo, as well as Resorts, are all limited liability companies. Consequently, absent an election by one or more of those entities to be treated for Federal income tax purposes as a corporation, the Company’s investors would be required to report as income for Federal tax purposes their allocable shares of Resorts’ income. However, Blocker has elected to be taxed as a corporation. Because of that election, Blocker is a separately taxed, non-flow through entity that is taxed on the income of its 100% owned subsidiary, AcquisitionCo, including AcquisitionCo’s allocable share of Resorts’ income subsequent to the consummation of the Resorts transaction, rather than the Company’s investors. To the extent that Blocker distributes its net income to the Company, the members of the Company will be responsible for Federal and any applicable state income taxes on their allocable shares of those distributions as well as their allocable shares of any income generated by the Company itself.

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

Organizational Diagram

The diagram below depicts, in bold type, the general ownership of the entities related to the Company and its subsidiaries. The diagram below also depicts the Company’s ownership interest in Resorts and Resorts’ ownership of the entities related to it immediately following the closing of the Resorts transaction, as adjusted to reflect the subsequent formation of Eldorado to be a new holding company of Resorts and the exchange, effective April 1, 2009, all of the equity interests of Resorts (including the 17.0359% interest then held by the Company) for equivalent equity interests in Eldorado.

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

As defined in the Eldorado Operating Agreement, a “Material Event” for the purpose of allowing Eldorado to exercise the right to Call the 17.0359% interest means the loss, forfeiture, surrender or termination of a material license or finding of unsuitability issued by one or more of the applicable gaming authorities with respect to AcquisitionCo or any transferee of AcquisitionCo or any affiliate of AcquisitionCo. If a Material Event occurs that permits Eldorado to exercise its Call right prior to the Trigger Date, the Interest Holder will be obligated to provide carry back financing to Eldorado on terms and conditions reasonably acceptable to Eldorado. If a Call is required or ordered by any applicable gaming authority, the Call will be on the terms provided for in the Eldorado Operating Agreement, unless other terms are required by any of the applicable gaming authorities, in which event the Call will be on those terms.

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

At the time of closing under the Purchase Agreement, Resorts, AcquisitionCo and Carano entered into a separate put-call agreement (as subsequently amended, the “Put-Call Agreement”). Under the terms of the Put-Call Agreement, the Interest Holder is entitled, if it exercises its Put rights under the Eldorado Operating Agreement as then in effect, to require Carano to purchase from it the portion of the 17.0359% interest acquired by AcquisitionCo from Carano. In that event, the purchase price payable by Carano will be the amount determined by multiplying the purchase price payable to the Interest Holder for the 14.47% interest, as determined in accordance with the terms of the Eldorado Operating Agreement as then in effect, multiplied by a fraction the numerator of which will be the percentage interest in Eldorado being sold to Carano and the denominator of which will be the percentage interest in Eldorado being sold to Eldorado. When Resorts became the wholly-owned subsidiary of Eldorado, Eldorado adopted an operating agreement with the same put-call provisions previously included in the operating agreement of Resorts and the Resorts operating agreement was amended to, among other things, eliminate, the previously included put-call provisions. The parties to the original Put-Call Agreement modified the terms of the agreement to make it applicable to the exercise of the put-call rights that are now contained in the Eldorado Operating Agreement.

As of December 31, 2010, Resorts was subject to certain covenants under its credit facility and the indenture relating to the 9% senior notes due 2014 co-issued by Resorts and a wholly owned subsidiary of Resorts that impose limitations on Resorts’ ability to reacquire its equity interests or to make distributions to Eldorado. Resorts’ credit facility, which carried a $0 balance at December 31, 2010, expired on February 28, 2011. As such, the only covenants in effect as of the date of this filing are those under the indenture relating to the 9% senior notes due 2014. So long as these covenants are in effect, they may limit or restrict entirely the ability of Eldorado to fund the purchase by Eldorado of the 14.47% interest in the event the Interest Holder exercises its Put right under the Eldorado Operating Agreement as well as the purchase of the 17.0359% interest in the event Eldorado exercises its Call right under the Eldorado Operating Agreement. Accordingly, the applicable covenants, may, as a practical matter, prevent the purchase of the 14.47% interest or the 17.0359% interest unless the transaction, at the time it occurs, can be funded within the covenants’ provisions or any non-compliance is waived by the lenders entitled to their benefits. Accordingly, there can be no assurance that the covenants then in effect will not preclude Eldorado from being able to conclude a Put or Call transaction, and, if so, that any waivers that may then be required to consummate the transaction can be obtained or that Resorts will be able to eliminate the covenant restrictions by the repayment of any indebtedness then owed to the creditors whom the covenants are intended to benefit or otherwise.

In the event of an initial public offering by Eldorado of any of its equity securities, the Put and Call provisions described above will terminate and be of no further force and effect.

Registration Rights

In the event of a public offering by Eldorado of its equity securities in which any member of Eldorado is allowed to participate, the Interest Holder will have rights under the Eldorado Operating Agreement equivalent to other members of Eldorado to sell the equity securities of Eldorado held by the Interest Holder on a pro rata basis with the other members. At the time of closing under the Purchase Agreement, AcquisitionCo and Resorts entered into a registration rights agreement (the “Registration Rights Agreement”). By an assignment and assumption of the Registration Rights Agreement, with the consent of AcquisitionCo, the rights and obligations of Resorts under the agreement were assigned to, and assumed by, Eldorado. Under the Registration Rights Agreement, AcquisitionCo and its permitted assigns have certain registration rights to conduct a secondary offering subsequent to any initial public offering of the equity securities of Eldorado.

Employees

The Company has no employees, other than its operating manager, Timothy T. Janszen, who receives no compensation from the Company or its subsidiaries for his services as the Company’s operating manager.

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

ELLC, which is 96% owned by Resorts, is a 50% joint venture partner in a general partnership (the “Silver Legacy Joint Venture”) that owns Silver Legacy. A major themed hotel/casino, Silver Legacy is situated between, and seamlessly connected at the casino level to, Eldorado-Reno and Circus Circus-Reno, a hotel casino owned and operated by the other partner in the Silver Legacy Joint Venture, Galleon, Inc., an indirect wholly owned subsidiary of MGM Resorts International (“MGM”).

ES#1 and ES#2 acquired 75.4% and 1%, respectively, of the partnership interests of Eldorado Casino Shreveport Joint Venture (the “Louisiana Partnership”) on July 22, 2005. The Louisiana Partnership owns and Resorts manages Eldorado-Shreveport, a 403-room all suite art deco-style hotel and a tri-level riverboat dockside casino complex situated on the Red River in Shreveport, Louisiana that was formerly operated as the Hollywood Casino Shreveport. Pursuant to the terms of the Louisiana Partnership’s partnership agreement, in December 2007 the Louisiana Partnership called the 23.6% partnership interest then held by a third unaffiliated partner at a call purchase price of $9,263,426 subject to receipt of the requisite regulatory approval from the Louisiana gaming authorities. As a result of the call transaction, which closed on March 20, 2009, ES#1 and ES#2 now own 98.7% and 1.3%, respectively, of the Louisiana Partnership’s partnership interest, representing all of the Louisiana Partnership’s partnership interests other than certain rights associated with the “Preferred Capital Contribution Amount” and “Preferred Return” (as these terms are defined in the partnership agreement).

Resorts also owns a 21.25% interest in Tamarack Crossing, LLC, a Nevada limited liability company that owns and operates Tamarack Junction, a small casino in south Reno which commenced operations September 4, 2001. Tamarack Junction is situated on approximately 62,000 square feet of land with 13,230 square feet of gaming space that had 465 slot machines, a keno game, a sports book and three themed restaurants at December 31, 2010.

Management of Eldorado

Eldorado’s board of managers (the “Eldorado Board”) is currently composed of three managers, including AcquisitionCo and two Eldorado managers who were managers of Resorts prior to the Resorts transaction, Recreational Enterprises, Inc. (“REI”), and Hotel-Casino Management, Inc. (“HCM”). Under the terms of the Eldorado Operating Agreement, AcquisitionCo is deemed to have designated Timothy T. Janszen as its current representative for all determinations made by the Eldorado Board. REI is deemed to have designated Donald L. Carano, Gary L. Carano and, as of February 24, 2011, Thomas R. Reeg, and HCM is deemed to have designated Raymond J. Poncia, Jr. as their current representatives on the Eldorado Board. So long as they remain managers of Eldorado, AcquisitionCo, REI and HCM may change their respective representatives on the Eldorado Board from time to time by notice to Eldorado.

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

Under the Eldorado Operating Agreement, the Eldorado CEO is given the general powers and duties of management usually vested in the chief executive officer of a corporation along with such other powers and duties as may be prescribed by the Eldorado Board or the Eldorado Operating Agreement, including the supervision, direction and control of the day-to-day business and affairs of Resorts. In addition to this general authority, the Eldorado CEO has the following specific rights which may be exercised on behalf of Eldorado:

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

•	possess Eldorado property, or assign rights in specific Eldorado property, for other than an Eldorado purpose;

•	purchase or lease Eldorado property from Eldorado or sell or lease property to Eldorado;

•	cause Eldorado to guarantee the indebtedness of any person or cause or suffer or permit any Eldorado property to secure or become collateral for any indebtedness of any person other than Eldorado;

•	cause or permit Eldorado at any time to have more than 100 members and/or interest holders; or

•	designate a new “Tax Matters Partner” as described in the Eldorado Operating Agreement.

Without the affirmative vote or written consent of members holding 75% of Eldorado’s outstanding membership interests, neither the Eldorado Board nor the Eldorado CEO may directly or indirectly request subsequent capital contributions from the members and interest holders of Eldorado.

Members of Eldorado and AcquisitionCo do not have the right to take part in the management or control of Eldorado. The members of Eldorado have voting rights generally limited to those required by law.

Business Strategy

Eldorado has an experienced management team that includes Donald Carano and several members of his immediate family. Donald Carano, the Chief Executive Officer and a member of the Board of Managers of Eldorado, co-founded Eldorado-Reno in 1973 and has been the driving force behind its development. In addition to Donald Carano, each of Eldorado’s other senior executives, other than Thomas Reeg, who joined Eldorado in January 2011, has in excess of 25 years of experience in the gaming industry. The day-to-day management of Eldorado-Shreveport is performed by on-sight personnel that Resorts has hired on behalf of the Louisiana Partnership. By the terms of the Eldorado-Shreveport management agreement, Resorts is obligated to provide oversight of on-site management by no less than three of its executives or other individuals it designates. The individuals who currently serve in this capacity are Gary Carano, Gregg Carano, Robert Jones and Rob Mouchou. In their oversight roles, these executives have dedicated time to assist in the management of Eldorado-Shreveport and will continue to do so in the future, but to date their oversight responsibilities have not had, nor is it anticipated that they will have, an impact on operations at Eldorado-Reno. In addition to their roles in the management of Eldorado, members of the Carano family beneficially own currently approximately 51% of Eldorado.

Eldorado’s business strategy draws upon its extensive gaming management experience gained from successfully operating Eldorado-Reno. Key elements of Eldorado’s strategy include the following:

Personal Service and High Quality Amenities. One of the cornerstones of Eldorado’s business strategy is to provide its customers with an extraordinary level of personal service. Eldorado’s senior management is actively involved in the daily operations of Eldorado-Reno, frequently interacting with hotel, restaurant and gaming patrons to ensure that they are receiving the highest level of personal attention. Management believes that personal service is an integral part of fostering customer loyalty and generating repeat business. Management regularly conducts feedback sessions and focus groups with customers to elicit comments and suggestions on ways it can improve each customer’s experience at Eldorado-Reno. Additionally, management personally responds to suggestions made on comment cards placed in each of Eldorado-Reno’s hotel rooms. Furthermore, management continually strives to instill in each employee a dedication to superior service designed to exceed guests’ expectations.

In addition to personalized service, Eldorado has earned a reputation for high quality amenities and an excellent price-to-value relationship. Locals and visitors alike are attracted to Eldorado-Reno’s selection of dining venues and exceptional food quality, for which Eldorado-Reno has received national recognition. Management believes that Eldorado-Reno’s excellent cuisine adds to the overall atmosphere and prestige of the hotel and therefore emphasizes outstanding food and ambiance and a wide variety of dining choices.

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

The free and independent traveler segment consists of those travelers not affiliated with groups who make their reservations directly with Eldorado-Reno or through independent travel agents. To attract the independent traveler, Eldorado uses print media, radio, television and direct mail to advertise in northern California, the Pacific Northwest and other regional travel markets.

Preferred casino customers are those patrons who maintain the necessary level of gaming activity to become established casino guests. Eldorado uses a special events agenda and a guest development program, including providing casino credit, to attract and retain preferred casino customers. In addition, Eldorado utilizes its quality hotel rooms, excellent restaurant venues and other amenities to offer complimentaries to a broad spectrum of established casino guests, from the frequent players who place relatively modest wagers to the premium players who consistently wager high amounts. Eldorado believes that the ability to reward the more modest gaming patrons fosters intense loyalty and repeat business.

Wholesale/specialty and Internet groups consist of those customers participating in travel packages offered by air tour operators, groups of up to 100 people with strong gaming profiles and visitors attending tournaments at the National Bowling Stadium. Eldorado-Reno’s sales force targets this segment by attending trade shows in order to establish relationships with airlines, travel agents, meeting planners and wholesalers. Eldorado-Reno has developed special marketing programs and tools to cultivate relationships with these air tour operators and specialty groups, including offering familiarization tours of Eldorado-Reno. Eldorado-Reno attempts to utilize this market segment as a means of creating a consistent utilization of its rooms during the calendar year. Internet customers, who are encompassed in this segment, continue to grow in number as more customers utilize the Internet for its convenience and in an effort to obtain the most competitive rate.

Eldorado seeks to attract and retain local customers through frequent promotions that highlight their quality gaming and dining experience, as well as being an active supporter of numerous Reno market events and organizations.

Eldorado-Reno has a state-of-the-art, real-time customer tracking system which comprehensively tracks its gaming customers throughout the casino. Customers are given an electronically readable card to insert into slot machines and to provide to floor supervisors at table games. The slot machines automatically transmit gaming data to a central computer and floor supervisors manually enter certain data relating to gaming customers which is then computerized. This slot tracking system provides data relating to gaming customers’ gaming habits, maximum and minimum wagers, the total amount wagered and length of play and assists us in better providing our customers with prompt recognition and complimentaries based on their levels of gaming. Eldorado-Reno’s complimentary program allows its customers to redeem earned complimentaries available for redemption throughout the property along with providing customers the option of using earned complimentaries as downloadable credits on slot machines. This program is enhanced by a friendly, knowledgeable staff and a conveniently located promotion center. In addition, “Club Eldorado,” the casino’s full-service slot club, offers an array of special events and exciting tournaments and convenient ways of earning complimentaries.

The costs incurred by Eldorado for advertising were $5.7 million, $6.1 million, and $6.9 million, for the years ended December 31, 2010, 2009, and 2008, respectively.

Strategic Expansion and Improvements. Since opening Eldorado-Reno in 1973, Eldorado has employed a strategy of periodic expansion and improvement in order to maintain and enhance its position as a leader in the Reno market. Continuing this strategy, Eldorado is constantly updating its property in order to maintain its presence as one of the premier hotels in the Reno area. In June 2010, Eldorado-Reno opened a Swarovski crystal retail store. In July 2010, one of Eldorado-Reno hotel rooms was converted into a gym providing guests with an additional amenity. In December 2010, Eldorado-Reno moved its high limit casino from the mezzanine level to the main casino floor providing higher end guests with an intimate place to gamble with their own bar, televisions and restrooms.

Eldorado owns a 31,000 square foot parcel of property across the street from and west of Eldorado-Reno and two other adjacent parcels totaling 18,687 square feet which could be used for expansion of Eldorado-Reno. The parcels are currently utilized as surface parking that accommodates approximately 124 vehicles. In August 2007, Eldorado purchased for $500,000 a small motel located adjacent to Eldorado-Reno parking garage, which was demolished in 2009 and turned into a city-run metered surface parking lot.

Economic Downturn. The state of the national economy, including the decrease in liquidity in the credit markets, high unemployment and a weak housing market, continue to negatively influence consumers’ confidence and discretionary spending. Eldorado believes the weakness and volatility of the economy have had a significant negative impact on the gaming and tourism industries in 2009 and 2010. While visitation to the Reno area was flat for 2009 and 2010, it has been down from prior years, resulting in lower casino volumes and a reduced demand for hotel rooms. It is unknown how long it will be before economic conditions improve causing us to compete more aggressively for customers with the six other hotel-casinos that, like Eldorado-Reno, each generate at least $36 million in annual gaming revenues, including the Silver Legacy.

Eldorado Hotel & Casino

Eldorado-Reno is centrally positioned in the heart of Reno’s prime gaming area and room base. Easily accessible to both foot and vehicular traffic, Eldorado-Reno is strategically located directly off Interstate 80, the principal highway linking the Reno market with San Francisco, Sacramento and other cities in its primary visitor market of northern California. With three towers, including a 26-story tower that lights up with over 2,000 feet of neon at night, Eldorado-Reno is visible from Interstate 80, attracting visitors to the downtown area and generating interest in the property. Management believes Eldorado-Reno serves as a downtown landmark, situated to attract foot traffic from other casinos as well as from the local populace. In addition, Eldorado-Reno is easily accessible to visitors competing in and attending the various bowling tournaments that are held in the National Bowling Stadium and to visitors attending events in the Reno Event Center and a city-owned downtown ballroom facility, all of which are located just one block away.

As of December 31, 2010, Eldorado-Reno offered approximately 76,500 square feet of gaming space, with approximately 1,247 slot machines, 46 table games consisting of blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, Caribbean stud poker, mini-baccarat, two keno games and a poker room. Eldorado-Reno’s casino includes a mix of slot machines and table games which management believes makes it attractive to both middle-income and premium-play customers. Slot machines, which are offered in denominations from 1 cent to $100, generated approximately 67% of Eldorado-Reno’s total gaming revenues in 2010. A diverse selection of table games and a variety of table limits encourage play from a wide range of gaming customers, which management believes makes Eldorado-Reno one of the premier table games casinos in the Reno market.

The interior of the hotel is designed to create a European ambiance and offers 814 finely-appointed guest rooms and suites, including 17 specialty suites, 93 “Eldorado Player’s Spa Suites” with bedside spas and 26 one- or two-bedroom penthouse suites. Hotel guests enjoy panoramic views of Reno’s skyline and the majestic Sierra Nevada mountain range. Management believes that attention to detail, decor and architecture have created an identifiable and innovative presence in the Reno market for Eldorado-Reno. In 2010 and 2009, Eldorado-Reno achieved average hotel occupancy of 83.0% and 81.3%, respectively. In 2010, Eldorado-Reno achieved an Average Daily Rate (“ADR”) of approximately $62.78 compared with $60.95 in 2009.

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

•	La Strada, features northern Italian cuisine in an Italian countryside villa setting, and has a seating capacity of approximately 164;

•	The Brew Brothers, which has a seating capacity of approximately 190, is the first microbrewery located in a hotel/casino;

•	The Prime Rib Grill, which has a seating capacity of approximately 186, is a spirited, lively steak and seafood house specializing in prime rib and grilled entrees;

•

The Buffet, which was totally remodeled in 2008 and has a seating capacity of approximately 340, offers a 200-foot long buffet with a variety of cuisines, including American, Italian, Chinese, Mexican, Hop Wok grill, a pizza station and salad, fruit and ice cream bars;

•	Tivoli Gardens, which has a seating capacity of approximately 210, offering a 24-hour-a-day restaurant with a menu featuring Asian, Italian, Mexican and classic American cuisines;

•	Golden Fortune, which is situated within Tivoli Gardens, offers authentic Hong Kong style cuisine offering 90 specialties.

Eldorado-Reno’s selection of high-quality food and beverages reflects the Carano family’s emphasis on the dining experience. Eldorado chefs utilize homemade pasta, carefully chosen imported ingredients, fresh seafood and top quality USDA choice cuts of beef. Throughout the property, beverage offerings include The Brew Brothers microbrewed beers and wines from the Ferrari-Carano Winery.

Eldorado-Reno features a 566-seat showroom, a VIP lounge, three retail shops, a versatile 12,400 square foot convention center and an outdoor plaza located diagonal to Eldorado-Reno which hosts a variety of special events. Eldorado-Reno has parking facilities for over 1,130 vehicles including a 643-space self-park garage, a 124-space surface parking lot and a 363-space valet parking facility.

Silver Legacy Resort Casino

The Silver Legacy opened in July 1995 as the first major newly-constructed hotel/casino in the Reno market since 1978 and its first themed mega-resort. Plans for the Silver Legacy were originally formulated in 1993 by the Eldorado and Mandalay Resort Group (“Mandalay”), who jointly recognized the potential synergies of constructing a new hotel/casino between the Eldorado-Reno and Mandalay’s property, Circus Circus-Reno.

The Silver Legacy’s design is inspired by Nevada’s rich mining heritage and the legend of Sam Fairchild, a fictitious silver baron who “struck it rich” on the site of the casino. Silver Legacy’s hotel, the tallest building in northern Nevada, is a “Y”-shaped structure with three wings, consisting of 37-, 34- and 31-floor tiers. Silver Legacy’s opulent interior showcases a casino built around Sam Fairchild’s 120-foot tall mining rig, which appears to mine for silver. The rig is situated beneath a 180-foot diameter dome, which is a distinctive landmark on the Reno skyline. The interior surface of the dome features dynamic sound and laser light shows, providing visitors with a unique experience when they are in the casino.

The Silver Legacy is situated on two city blocks, encompassing 240,000 square feet in downtown Reno. The hotel currently offers 1,709 guest rooms, including 141 player spa suites, eight penthouse suites and seven hospitality suites. Many of the Silver Legacy’s guest rooms feature views of Reno’s skyline and the Sierra Nevada mountain range. The Silver Legacy’s 10-story parking facility can accommodate approximately 1,760 vehicles. At December 31, 2010, the Silver Legacy’s casino featured approximately 87,300 square feet of gaming space with 1,414 slot machines and 63 table games, including blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, Caribbean stud poker, Baccarat and Pai Gow, a keno lounge and a race and sports book. “Club Legacy,” the Silver Legacy’s slot club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries.

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

In addition, the hotel sponsors entertainment events which are held in the hotel’s convention area. The Silver Legacy’s other amenities include retail shops, exercise and spa facilities, a beauty salon and an outdoor swimming pool and sundeck.

A city-owned 50,000 square-foot ballroom facility is operated and managed by Silver Legacy, together with Eldorado and Circus Circus-Reno, and complements the existing Reno Events Center. It provides an elegant venue for large dinner functions and convention meeting space along with concert seating for approximately 3,000 attendees.

The Eldorado, Silver Legacy, and Circus Circus-Reno properties are connected in a “seamless” manner by 200-foot wide skyway corridors. These enclosed corridors serve as entertainment bridgeways between the three properties and house several restaurants and retail shops. The Eldorado, Silver Legacy and Circus Circus-Reno comprise the heart of the Reno market’s prime gaming area and room base, providing the most extensive and the broadest variety of gaming, entertainment, lodging and dining amenities in the Reno area, with an aggregate of 4,095 rooms, 20 restaurants and enough parking to accommodate approximately 6,100 vehicles, and as of December 31, 2010, approximately 3,580 slot machines and 144 table games. The Company’s management believes that the centralized location and critical mass of these three properties, together with the ease of access between the facilities, provide the Eldorado with significant advantages over other freestanding hotel/casinos in the Reno market.

Silver Legacy Joint Venture

Background. The Silver Legacy was developed by the Silver Legacy Joint Venture, which was formed pursuant to the Agreement of Joint Venture of Circus and Eldorado Joint Venture dated as of March 1, 1994 (the “Original Joint Venture Agreement” and, as amended to date, the “Joint Venture Agreement”), between ELLC and Galleon, Inc. (“Galleon”). Under the terms of the Original Joint Venture Agreement, ELLC and Galleon (each a “Partner” and, together, the “Partners”) each acquired a 50% interest in the Silver Legacy Joint Venture (each Partner’s “Percentage Interest”).

On March 5, 2002, the Silver Legacy Joint Venture and its wholly owned finance subsidiary, Silver Legacy Capital Corp., issued $160 million principal amount of 10 1/8% mortgage notes due 2012 (the “Silver Legacy Notes”). The Silver Legacy Notes are secured by a security interest in substantially all of the existing and future assets and pledges of and security interest in all of the Partners’ interests in the Silver Legacy Joint Venture. The Silver Legacy Joint Venture believes it has sufficient cash to meet all of its obligations to the March 2012 maturity of the Silver Legacy Notes, at which time it will be required to refinance such indebtedness.

Silver Legacy Joint Venture Agreement. The following is a summary of certain provisions of the Joint Venture Agreement. The summary is qualified in its entirety by reference to the Joint Venture Agreement, which is incorporated by reference as an exhibit to this annual report.

Additional Capital Contributions. The Joint Venture Agreement provides that the Partners shall not be permitted or required to contribute additional capital to the Silver Legacy Joint Venture without the consent of the Partners, which consent may be given or withheld in each Partner’s sole and absolute discretion.

Partnership Distributions. Subject to any contractual restrictions to which the Silver Legacy Joint Venture is subject, including the indenture relating to the Silver Legacy Notes, and prior to the occurrence of a “Liquidating Event,” the Silver Legacy Joint Venture is required by the Joint Venture Agreement to make distributions to its Partners as follows:

(a) An amount equal to the estimated taxable income of the Silver Legacy Joint Venture allocable to each Partner multiplied by the greater of the maximum marginal federal income tax rate applicable to individuals for such period or the maximum marginal federal income tax rate applicable to corporations for such period; provided, however, that if the State of Nevada enacts an income tax (including any franchise tax based on income), the applicable tax rate for any tax distributions subsequent to the effective date of such income tax shall be increased by the higher of the maximum marginal individual tax rate or corporate income tax rate imposed by such tax (after reduction for the federal tax benefit for the deduction of state taxes, using the maximum marginal federal, individual or corporate rate, respectively).

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

The Managing Partner. The Joint Venture Agreement designates Galleon as the Silver Legacy Joint Venture’s managing partner with responsibility and authority for the day-to-day management of the business affairs of the Silver Legacy Joint Venture, including overseeing the day-to-day operations of Silver Legacy and other Silver Legacy Joint Venture business, preparation of the Silver Legacy Joint Venture’s budgets and implementation of the decisions made by the Partners. The managing partner is also responsible for the preparation and submission of the Silver Legacy Joint Venture’s annual business plan for review and approval by the Silver Legacy Joint Venture’s executive committee, utilizing the special voting procedures and the procedure for resolving deadlocks described below.

The Joint Venture Agreement provides that the managing partner shall appoint the general manager, subject to approval of the appointment by the executive committee, utilizing the special voting procedures and the procedure for resolving deadlocks described below. Under the terms of the Joint Venture Agreement, the general manager may be removed by ELLC or Galleon upon 30 days written notice. The Joint Venture Agreement also provides that the managing partner shall appoint the other principal senior management of the Silver Legacy Joint Venture and Silver Legacy, subject to approval of such appointments by the executive committee in the case of the general manager, who is the Partnership’s chief executive officer, and the controller, who is the Silver Legacy Joint Venture’s chief financial officer and accounting officer. The Silver Legacy Joint Venture’s senior management performs such functions, duties, and responsibilities as the managing partner may assign, and serves at the direction and pleasure of the managing partner.

The Joint Venture Agreement provides that the unanimous approval of both Partners is required for certain actions, including the admission of an additional partner, the purchase of additional real property, encumbrances on Silver Legacy, sales or other dispositions of all or substantially all of the assets of the Silver Legacy Joint Venture, refinancing or incurrence of indebtedness involving in excess of $250,000 other than in the ordinary course of business, capital improvements involving more than $250,000 that are not included in an approved annual business plan, and any obligation, contract, agreement, or commitment with a partner or an affiliate of a partner which is not specifically permitted by the Joint Venture Agreement.

Replacement of the Managing Partner. If the actual net operating results of the business of the Silver Legacy Joint Venture for any four consecutive quarters are less than 80% of the projected amount as set forth in the Silver Legacy Joint Venture’s annual business plan, after appropriate adjustments for factors affecting similar business in the vicinity of the Silver Legacy, ELLC may require Galleon to resign from its position as managing partner.

In addition, in the event Galleon resigns as managing partner, ELLC will have the right and option to become the managing partner of the Silver Legacy Joint Venture and assume all the obligations of the managing partner under the Joint Venture Agreement, or the Partners are required to attempt to appoint a third party to manage the day-to-day business affairs of the Silver Legacy Joint Venture. In that event, if the Partners are unable to agree on a manager, then the Silver Legacy Joint Venture shall be dissolved and liquidated in accordance with the provisions of the Joint Venture Agreement.

The Executive Committee. An executive committee of the Silver Legacy Joint Venture is authorized to review, monitor and oversee the performance of the management of the Silver Legacy. The executive committee of the Silver Legacy Joint Venture shall consist of five members, with three members appointed by the managing partner and two members appointed by the other Partner. In the event that neither of the Partners is the managing partner, then the executive committee shall consist of five members, with two members appointed by each Partner and a fifth member appointed by a third party manager selected by the Partners. Each Partner may, at any time, appoint alternate members to the executive committee and the alternates will have all the powers of a regular committee member in the event of the absence or inability of a regular committee member to serve. With the exception of the special voting procedures described below, each member of the executive committee is entitled to one vote on each matter decided by the executive committee and each action of the executive committee must be approved by a majority of all of the members of the executive committee, who may be present or voting by proxy. The current members of the executive committee are James J. Murren, Corey I. Sanders and Donald D. Thrasher, each of whom was appointed by Galleon, and Robert M. Jones and Gene R. Carano, each of whom was appointed by ELLC.

Subject to the requirement of unanimous approval of the Partners for certain actions, the duties of the executive committee include, but are not limited to, (i) reviewing, adjusting, approving, developing, and supervising the Silver Legacy Joint Venture’s annual business plan, (ii) reviewing and approving the terms of any loans made to the Silver Legacy Joint Venture, (iii) approving all material purchases, sales, leases or other dispositions of Silver Legacy Joint Venture property, other than in the ordinary course of business, and (iv) approving the appointment of the General Manager, who is the Silver Legacy Joint Venture’s Chief Executive Officer, and the Controller, who is the Silver Legacy Joint Venture’s Chief Financial Officer and Accounting Officer, and determining the compensation of the General Manager and the Controller.

The Joint Venture Agreement provides special voting procedures for (i) the executive committee’s approval of the annual business plan, (ii) the appointment of the general manager and (iii) the determination of the general manager’s compensation. In voting on these matters, the members of the executive committee appointed by the managing partner shall have a total of two votes and the members of the executive committee appointed by the other Partner shall have a total of two votes. The managing partner shall designate which two of the three members of the executive committee appointed by the managing partner are to exercise the two votes. If the executive committee is deadlocked in deciding any matter which is subject to the special voting procedures, then the meeting may be adjourned to another meeting date. If the executive committee remains deadlocked with respect to its approval of an annual business plan until the end of the second month of the fiscal year described in the annual business plan, then either Partner may by written notice cause the approval of the annual business plan to be submitted to a nationally recognized accounting firm mutually agreeable to the Partners (the “Accountant”) for resolution. The Accountant shall consider the positions of the members of the executive committee and the Partners, and shall decide whether to approve the annual business plan, or to modify the annual business plan and approve it with such modifications. The decision of the Accountant on these matters shall have the same effect as the approval of the annual business plan by the executive committee. If the executive committee remains deadlocked with respect to its approval of the appointment of a general manager for a period of one month following the effective date of the resignation or removal of the previous general manager, then the executive committee shall assume the duties of the general manager until such time as the executive committee can reach a decision on the appointment and compensation of a new general manager. In exercising the duties of the general manager, the executive committee shall act and vote in accordance with the special voting procedures described above. If the executive committee remains deadlocked on the determination of the compensation of the general manager for a period of one month following the first meeting on the proposed compensation, then either Partner may by written notice cause the determination of such compensation to be submitted to the Accountant for resolution. In that event, the Accountant shall consider the positions of the executive committee, and shall adopt a compensation arrangement consistent with the position advocated by at least one member of the executive committee. The decision of the Accountant on any matter which is subject to the special voting procedures shall be final and binding on the executive committee and the Partners.

Transfer of Partnership Interests. Except as expressly permitted by the Joint Venture Agreement, neither Partner may transfer all or any portion of its interest in the Silver Legacy Joint Venture or any rights therein without the unanimous consent of both Partners. The Joint Venture Agreement provides that a Partner may transfer or convey all or any portion of its interest in the Silver Legacy Joint Venture to an affiliate of such Partner (subject to certain limitations), members of the Partner’s family (which includes the Partner’s spouse, natural or adoptive lineal descendants, and trusts for their benefit), another Partner, a personal representative of the Partner or any person or entity approved by the unanimous consent of the Partners.

Unless otherwise agreed by Galleon, Donald L. Carano or a member of his immediate family acceptable to Galleon, which acceptance may not be unreasonably withheld, or an affiliate controlled by Donald L. Carano or a member of his immediate family acceptable to Galleon, which acceptance may not be unreasonably withheld, is required to be the manager of and control ELLC (or, if applicable, any entity that is a permitted transferee and to which ELLC has transferred its interest in the Silver Legacy Joint Venture). Unless otherwise agreed by ELLC, which may not be unreasonably withheld, Galleon (or, if applicable, any entity that is a permitted transferee and to which Galleon has transferred its interest in the Silver Legacy Joint Venture) is required to be controlled by Mandalay. In the event the limitation in this paragraph with respect to either Partner is breached, the other Partner will have the right (but not be required) to exercise the buy-sell provisions described below.

Limitation on Partners’ Actions. The Joint Venture Agreement includes each Partner’s covenant and agreement not to (i) take any action to require partition or to compel any sale with respect to its Silver Legacy Joint Venture interest, (ii) take any action to file a certificate of dissolution or its equivalent with respect to itself, (iii) take any action that would cause a bankruptcy of such Partner, (iv) withdraw or attempt to withdraw from the Silver Legacy Joint Venture, (v) exercise any power under the Nevada Uniform Partnership Act to dissolve the Silver Legacy Joint Venture, (vi) transfer all or any portion of its interest in the Silver Legacy Joint Venture (other than as permitted hereunder), (vii) petition for judicial dissolution of the Silver Legacy Joint Venture, or (viii) demand a return of such Partner’s contributions or profits (or a bond or other security for the return of such contributions or profits) without the unanimous consent of the Partners. The Joint Venture Agreement also provides that if a Partner attempts to (A) cause a partition or (B) withdraw from the Silver Legacy Joint Venture or dissolve the Silver Legacy Joint Venture, or otherwise take any action in breach of its aforementioned agreements, the Silver Legacy Joint Venture shall continue and (1) the breaching Partner shall immediately cease to have the authority to act as a Partner, (2) the other Partner shall have the right (but shall not be obligated unless it was so obligated prior to such breach) to manage the affairs of the Silver Legacy Joint Venture, (3) the breaching Partner shall be liable in damages, without requirement of a prior accounting, to the Silver Legacy Joint Venture for all costs and liabilities that the Silver Legacy Joint Venture or any Partner may incur as a result of such breach, (4) distributions to the breaching Partner shall be reduced to 75% of the distributions otherwise payable to the breaching Partner and (5) the breaching Partner shall continue to be liable to the Silver Legacy Joint Venture for any obligations of the Silver Legacy Joint Venture pursuant to the Joint Venture Agreement, and to be jointly and severally liable with the other Partner(s) for any debts and liabilities (whether actual or contingent, known or unknown) of the Silver Legacy Joint Venture existing at the time the breaching Partner withdraws or dissolves.

Buy-Sell Provision. Either Partner (provided such Partner is not in default of any of the provisions of the Joint Venture Agreement) may make an offer to purchase (“Offer”) the interest of the other Partner, which will constitute an irrevocable offer by the Partner giving the Offer either to (i) purchase all, but not less than all, of the interest in the Silver Legacy Joint Venture of the other Partner free of liens and encumbrances for the amount specified in the Offer (the “Sales Price”), or (ii) sell all, but not less than all, of its interest in the Silver Legacy Joint Venture free of liens and encumbrances to the other Partner for the amount specified in the Offer (the “Purchase Price”). The Partner receiving an Offer will have a period of two months to accept the Offer to sell at the Sales Price or, in the alternative, to require that the offering Partner sell its interest to the other Partner at the Purchase Price. The closing of the transaction for the sale or purchase of the Silver Legacy Joint Venture interest shall occur not later than six months after the notice of election or at such other time as may be required by the Nevada Gaming Authorities. Subject to any agreements to which the Silver Legacy Joint Venture is a party, the Partner purchasing the Silver Legacy Joint Venture interest (the “Purchasing Partner”) shall be entitled to encumber the Silver Legacy Joint Venture property in order to finance the purchase, provided that the other Partner (the “Selling Partner”) will have no liability, contingent or otherwise, under such financing. The Purchasing Partner may assign all or part of its right to purchase the Silver Legacy Joint Venture interest of the Selling Partner to an affiliate of the Purchasing Partner, provided that no such assignment relieves the Purchasing Partner of its obligations in the event of a default by the affiliate.

Dissolution, Winding Up and Liquidation. The Joint Venture Agreement provides that the Silver Legacy Joint Venture shall dissolve and commence winding up and liquidating upon the first to occur of any of (i) January 1, 2053, (ii) the sale of all or substantially all of the Silver Legacy Joint Venture property, (iii) the unanimous vote of the Partners to dissolve, wind up, and liquidate the Silver Legacy Joint Venture, (iv) the happening of any other event that makes it unlawful or impossible to carry on the business of the Silver Legacy Joint Venture, (v) the occurrence of an Event of Bankruptcy (as defined the Joint Venture Agreement) of a Partner, or (vi) the Partners are unable to agree upon a replacement managing partner as provided in the Joint Venture Agreement (each, a “Liquidating Event”).

The Joint Venture Agreement also includes the Partners’ agreement that the Silver Legacy Joint Venture shall not dissolve prior to the occurrence of a Liquidating Event, notwithstanding any provision of the Nevada Uniform Silver Legacy Joint Venture Act to the contrary. If it is determined by a court of competent jurisdiction that the Silver Legacy Joint Venture has dissolved prior to the occurrence of a Liquidating Event, the Partners have agreed to continue the business of the Silver Legacy Joint Venture without a winding up or liquidation.

Upon the occurrence of a Liquidating Event, the Silver Legacy Joint Venture will continue solely for the purpose of winding up its affairs in an orderly manner, liquidating its assets, and satisfying the claims of its creditors and Partners. The managing partner will be responsible for overseeing the winding up and liquidation of the Silver Legacy Joint Venture, taking full account of the Silver Legacy Joint Venture’s liabilities and assets, causing the assets to be liquidated as promptly as is consistent with obtaining the fair market value thereof, and causing the proceeds therefrom, to the extent sufficient therefor, to be applied and distributed (i) first, to the payment and discharge of all of the Silver Legacy Joint Venture’s debts and liabilities to creditors other than Partners, (ii) second, to the payment and discharge of all of the Silver Legacy Joint Venture’s debts and liabilities to Partners, and (iii) the balance, if any, to the Partners in the amount of their respective capital accounts, after giving effect to all contributions, distributions, and allocations for all periods or portions thereof.

Tamarack Junction

Tamarack is a small casino in south Reno in which Resorts owns a 21.25% interest. Tamarack is situated on approximately 62,000 square feet with approximately 13,230 square feet of gaming space. At December 31, 2010, Tamarack had approximately 465 slot machines, a keno game, a sports book and three themed restaurants. Four members of Tamarack Crossings, LLC, including Resorts and three unaffiliated third parties, manage the business and affairs of the Tamarack. At December 31, 2010 and 2009, Resorts’ financial investment in Tamarack Crossings, LLC was $5.3 million and $5.4 million, respectively. Resorts’ capital contribution to Tamarack Crossings, LLC represents its proportionate share of the total capital contributions of the members. Additional capital contributions of the members, including Resorts, may be required for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings. Resorts’ investment in Tamarack is accounted for using the equity method of accounting. Equity in income related to Tamarack for the years ended December 31, 2010, 2009 and 2008, of $0.9 million, $1.2 million and $1.0 million, respectively, is included as a component of Resorts’ operating income.

Reno Market

Reno is the second largest metropolitan area in Nevada, with a population of 421,000 according to the most recently available census data, and is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 135 miles east of Sacramento, California and 225 miles east of San Francisco, California. Reno is a destination resort market that primarily attracts “drive-in” visitors by offering gaming as well as numerous other summer and winter recreational activities. In addition to gaming, the Reno area features national forests, mountains and lakes (including Lake Tahoe) and offers year-round opportunities for outdoor activities of all types. Management believes that approximately two-thirds of visitors to the Reno market arrive by some form of ground transportation.

The Reno area enjoys relatively mild weather, with abundant sunshine throughout the year and low humidity. Reno’s annual snowfall is modest, although heavier snowfall in the mountain passes around Reno can obstruct traffic to Reno. Special annual events in the Reno area include Hot August Nights, the National Championship Air Races, the Reno Balloon Races, Street Vibrations, the Reno/Tahoe Open PGA golf tournament and the Reno Rodeo. According to the Reno-Sparks Convention and Visitors Authority (the “Visitors Authority”) and the Nevada Commission on Tourism, the greater Reno area attracted an estimated 4.4 million visitors for the twelve months ended June 30, 2010 and 2009.

The following table sets forth certain statistical information for the Reno market for the years 2006 through 2010 as reported by the Visitors Authority, the Nevada Commission on Tourism and the Nevada State Gaming Control Board.

	The Reno Market
	2006	2007	2008	2009	2010
Gaming Revenues (000’s)(1)	$940,315	$925,512	$831,889	$715,234	$683,940
Gaming Positions(2)(3)	21,794	21,670	20,217	19,009	18,091
Hotel Rooms(2)	14,393	15,292	15,637	16,134	15,398
Average Hotel Occupancy Rate(1)	76.6%	75.4%	66.6%	64.7%	66.1%
Visitors(2)	5,121,119	5,097,591	4,583,298	4,354,423	4,406,276

(1)	For the twelve months ended December 31 for each period shown.
(2)	As of December 31 for each period shown.
(3)	Calculated from information provided by the Nevada State Gaming Control Board.
(4)	For the twelve months ended June 30 for each period shown.

The National Bowling Stadium, located approximately one block from the Eldorado and Silver Legacy, opened in February 1995. The state-of-the-art facility, which features 80 bowling lanes, has been selected to host tournaments for the American Bowling Congress (the “ABC”) and the Women’s International Bowling Congress (the “WIBC”), which has merged with the ABC to form the United States Bowling Congress (the “USBC”), two of every three years through 2018 and is expected to host tournaments for other bowling organizations. Through a one-time agreement, the National Bowling Stadium will also host the USBC tournament in Reno in 2011, usually an off year for Reno. The National Bowling Stadium was the site of the WIBC’s National Championship Bowling Tournament in 2009 and was the host the ABC’s National Championship Bowling Tournament in 2010. According to the Visitors Authority, bowling tournaments held at the National Bowling Stadium attract visitors from markets that do not normally contribute substantially to Reno’s visitor profile. The National Bowling Stadium also features a large-screen movie theater, retail space and can be configured to host special events and conventions.

Eldorado-Shreveport

Eldorado-Shreveport is a highly-themed hotel and casino destination resort in Shreveport, Louisiana. Eldorado-Shreveport enjoys high visibility and convenient access from Interstate 20, the major highway that connects the Shreveport market with its feeder markets of Dallas/Fort Worth and East Texas. Eldorado-Shreveport is managed by Resorts and utilizes the same theme and marketing and operating strategies that have been successfully implemented at Resorts’ Eldorado Casino and Hotel in Reno, Nevada.

The centerpiece of the resort is an approximately 170,000 square foot land-based pavilion housing the hotel, numerous restaurants and entertainment amenities. An 85-foot wide seamless entrance connects the casino to the land-based pavilion on all three levels resulting in the feel of a land-based casino. The pavilion features a dramatic 60-foot high atrium enabling patrons to see the casino floor from almost anywhere in the pavilion. Other amenities include an award-winning gourmet steakhouse, an expansive buffet, a sports-themed casual diner, a premium players’ club and an entertainment show room. The pavilion also includes a deli and ice cream shop, VIP check-in, a premium quality bar, meeting rooms and a retail store.

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

Shreveport/Bossier City Market

Eldorado-Shreveport was built next to an existing riverboat gaming and hotel facility formerly operated by Harrah’s Entertainment and now operated by Boyd Gaming Corporation. The two casinos form the first and only “cluster” in the Shreveport/Bossier City market, allowing patrons to park once and easily walk between the two facilities. There are currently five casinos and a racing operating in the Shreveport/Bossier City market, which is the largest gaming market in Louisiana. The Shreveport/Bossier City gaming market permits continuous dockside gaming without cruising requirements or simulated cruising schedules, allowing casinos to operate 24 hours a day with uninterrupted access. Based on information published by the state of Louisiana, the five casino operators and racing in the Shreveport/Bossier City market generated approximately $761.6 million in gaming revenues in 2010, a decrease of approximately 2.3% from 2009.

The principal target markets for Eldorado-Shreveport are patrons from the Dallas/Fort Worth Metroplex and East Texas. There are approximately 7.2 million adults who reside within approximately 200 miles of Shreveport/Bossier City. Eldorado-Shreveport is located approximately 180 miles east of Dallas and can be reached by car in approximately three hours. Flight times are less than one hour from both Dallas and Houston to the Shreveport Regional Airport.

The following table sets forth certain statistical information for the Shreveport/Bossier City market for the years 2006 through 2010 as reported by the Louisiana Gaming Control Board.

	The Shreveport/Bossier City Market
	2010	2009	2008	2007	2006
Gaming Revenues (000’s)(1)	$761,565	$779,653	$847,533	$844,130	$847,409
Gaming Positions (2)(3)	8,915	9,000	8,975	8,930	9,179
Admissions (000’s) (1)	11,559	12,002	12,657	13,373	13,689

(1)	For the twelve months ended December 31 for each period shown.
(2)	As of December 31 for each period shown.
(3)	Calculated from information provided by the Louisiana Gaming Control Board.

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

The Plan was confirmed by the Bankruptcy Court on June 28, 2010. If all of the conditions specified in the Plan are satisfied, then, according to the terms of the Plan, a new entity (“New Black Gaming”) is to acquire all of the assets of Black Gaming, including its direct and indirect ownership interests in the debtor subsidiaries, and New Black Gaming is to issue to a group of investors all of the equity interests in New Black Gaming, including the issuance of 40% of the total equity interests to Newport or an affiliate of Newport for $8,222,222 in cash. The Plan also provides for the issuance to a class of Black Gaming’s creditors of warrants to purchase five percent of the fully-diluted equity interests in New Black Gaming that will be exercisable for a period of five years and, if exercised in full, would reduce the percentage interest issuable to Newport or an affiliate of Newport from 40% to 38% of New Black Gaming’s equity interest.

If all of the conditions specified in the Plan are satisfied, the Newport Fund intends to acquire the equity interest in New Black Gaming issuable to Newport or an affiliate of Newport and to utilize the Company’s wholly owned subsidiary, AcquisitionCo, to make the acquisition. In that event, the Newport Fund will contribute to InvestCo the full amount of the cash purchase price which in turn will be contributed by InvestCo to the Company, then by the Company to Blocker, and finally by Blocker to AcquisitionCo, which will pay the purchase price and acquire the interest in New Black Gaming. The aforementioned contribution from Newport Fund down to AcquisitionCo will not result in any change in the ownership of InvestCo, the Company, Blocker or AcquisitionCo.

The assets to be acquired by New Black Gaming pursuant to the Plan include the CasaBlanca Hotel & Casino, the Virgin River Hotel & Casino and the Oasis Hotel & Casino, each in Mesquite, Nevada, two championship golf courses, a full-service spa, a bowling center, a gun club, restaurants, and banquet and conference facilities, all as more fully described below. The descriptions provided below are based on the information included in the disclosure statement (the “Disclosure Statement”) that accompanied the Plan when it was filed with the Bankruptcy Court. As of the date of this filing, there have been no material changes in the facts or descriptions included herein.

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

Oasis Hotel & Casino. Prior to December 5, 2008, the Oasis Hotel & Casino (the “Oasis”) was a full-service entertainment and resort destination. Due to deteriorating economic conditions, on December 5, 2008, operations at the Oasis were significantly reduced. Under the initially reduced operations, the Oasis offered 144 video poker and slot machines, as well as various resort and entertainment amenities, including golf at the Palm Golf Course, swimming pools and hot tubs, tennis courts, an arcade, a go-kart track, and a miniature golf range. Due to the continued deterioration of economic conditions, in May 2009, the Oasis further reduced operations to 16 video poker and slot machines, the minimum number of machines required to maintain the requisite gaming approvals needed to operate this property’s casino, golf course operations and some of the hotel facilities used to accommodate overflow from the other hotels. The Oasis is situated on an approximately 26-acre site, containing a parking lot with a capacity for approximately 1,800 cars as well as an 80 unit R.V. park. Approximately four miles from the Oasis is the Palms Golf Course featuring an 18-hole, 7,008 yard championship course. The Palms Golf Course straddles the Nevada/Arizona border and is situated on a 256-acre site, of which 180 acres were leased from the State of Arizona pursuant to a lease that expired in May 2008. Oasis Rec is currently seeking to renew the lease and is continuing to pay for the use of this land on terms similar to those of the expired lease. Though no official date has been set, Black Gaming has a plan in place for the demolition of the casino and some of its 900 rooms.

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

The potential acquisition described above is subject to the satisfaction of all applicable conditions, including, but not limited to, the receipt of all requisite gaming approvals required in order for AcquisitionCo to be able to acquire an equity interest in New Black Gaming. There can be no assurance that all of the applicable conditions will be satisfied.

Competition

The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American reservations and other forms of legalized gaming. There is intense competition among companies in the gaming industry, many of which have significantly greater resources than Resorts has. Certain states have legalized casino gaming and other states may legalize gaming in the future. Legalized casino gaming in these states and on Native American reservations near Resorts’ markets or changes to gaming laws in states surrounding Nevada could increase competition and could adversely affect Resorts’ operations. Resorts also competes to a lesser extent with gaming facilities in other jurisdictions with dockside gaming facilities, state-sponsored lotteries, on-and-off track pari-mutuel wagering, Internet gaming, card clubs, riverboat casinos and other forms of legalized gambling.

Eldorado-Reno and Silver Legacy compete for customers primarily on the basis of location, range and pricing of amenities and overall atmosphere. Of the 29 casinos currently operating in the Reno market, Eldorado-Reno and Silver Legacy compete principally with the six other hotel-casinos that, like Eldorado-Reno and Silver Legacy, each generate at least $36 million in annual gaming revenues. Two existing hotel/casinos completed construction on expansions of their hotels, casinos, restaurants and parking facilities along with various other amenities in 2007 and 2009, respectively. There can be no assurance that any growth in Reno’s current room base or gaming capacity will not adversely affect Resorts’ financial condition or results of operations. Eldorado-Reno and Silver Legacy also compete with hotel-casinos located in the nearby Lake Tahoe region as well as those in Las Vegas, Nevada. A substantial number of customers travel to both Reno and the Lake Tahoe area during their visits. Consequently, Resorts believes that Eldorado-Reno’s success as well as that of Silver Legacy is influenced to some degree by the success of the Lake Tahoe market. Eldorado’s management does not anticipate a decline in the popularity of either Reno or Lake Tahoe as tourist destination areas in the foreseeable future. Any such decline could adversely affect the operations of Eldorado-Reno and Silver Legacy.

Land-based, riverboat, or dockside casino gaming (other than that conducted on Native American-owned land) is currently conducted in 14 states and casino gaming on Native American-owned land is conducted in a number of states, including California, Washington, and Oregon. Management believes the Reno market draws over 50% of its visitors from California. In addition to gaming on Native American-owned land, California allows other non-casino style gaming, including pari-mutuel wagering, a state-sponsored lottery, card clubs, bingo, and off-track betting.

In 2000, California voters approved Proposition 1A which amended the California constitution and legalized “Nevada-style” gaming on Native American reservations. There are approximately 108 federally recognized Native American tribes in California. Based on information provided by the California Gambling Control Commission, we believe approximately 67 Native American tribes currently have compacts with the State of California for the operation of gaming facilities. We believe that currently there are 58 Native American casinos in operation in the State of California.

Under current compacts, most Native American tribes in California may operate up to 2,000 slot machines, and up to two gaming facilities may be operated on any one reservation. However, under action taken by the National Indian Gaming Commission, gaming devices similar in appearance to slot machines, but which are deemed to be technological enhancements to bingo style gaming, are not subject to such limits and may be used by tribes without state permission. The number of machines the tribes are allowed to operate may increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive the requisite approvals, such as has been the case with respect to a number of new or amended compacts which have been executed and approved. In one instance, the number of slot machines permitted to be operated by each of two tribes located in southern California was increased from 2,000 to 7,500.

In September 2008, the Governor of California signed a bill, which was subsequently approved by the Bureau of Indian Affairs, ratifying an amendment to the compact of a tribe located in northern California to increase from 2,000 to 5,000 the number of slot machines that may be operated by this tribe. This tribe opened a casino located 20 miles east of Sacramento in December 2008 that currently offers 2,100 slot machines. The amendment of the compact of this tribe, and new compacts or modifications to existing compacts of other tribes that currently operate or may operate casinos in central or northern California to provide increases in the number of slot machines permitted to be operated, could have a material adverse impact on our operations, depending on the number of such tribes securing new or modified compacts, the number of additional machines permitted and the locations of the properties utilizing the additional machines.

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

The competitive impact on Nevada gaming establishments, in general, and Eldorado-Reno and Silver Legacy, in particular, from the continued growth of gaming outside Nevada cannot be determined at this time. However, Resorts’ management believes that the expansion of casino gaming on Native American lands in California, and to a lesser extent in Washington and Oregon, could have a material adverse effect on Resorts’ and Silver Legacy’s future operations, depending on the nature, location, and scope of those operations.

The Shreveport/Bossier City gaming market is characterized by intense competition and the market has not grown appreciably since Eldorado-Shreveport opened in December 2000. Eldorado-Shreveport competes directly with four casinos, all of which have operated in the Shreveport/Bossier City market for several years and have established customer bases. In May 2003, an existing racetrack, which had been acquired by one of the existing casinos in the market, opened a temporary gaming facility with approximately 900 slot machines. That racetrack completed construction and opened a new permanent facility accommodating 1,400 slot machines in April 2004. Casino gaming is currently prohibited in several jurisdictions from which the Shreveport/Bossier City market draws customers, primarily Texas. Although casino gaming is currently not permitted in Texas, the Texas legislature has from time to time considered proposals to authorize casino gaming. In July 2003, the Chickasaw Nation opened WinStar Casinos, a Las Vegas-style gaming facility located in Oklahoma approximately 60 miles north of the Dallas/Fort Worth area. In December 2008, the WinStar Casino completed the expansion of its casino space to a total of 519,000 square feet with more than 5,800 electronic gaming devices, numerous table games, 46 poker tables, an 800-seat bingo hall and a 2,500-seat event center. In September 2009, the WinStar Casino opened a 395-room hotel with an organic spa. Other amenities include a golf course and a 200-space RV park and related facilities. The Choctaw Nation operates a casino and hotel facility in Durant, Oklahoma, approximately 75 miles north of the Dallas/Fort Worth area. A major expansion of the Choctaw facility opened in February 2010 which now includes a 330-room hotel and conference center (in addition to its original 100 hotel rooms), several new restaurants, a buffet, concert hall, amphitheater, lounge, spa and RV park. The casino space has been expanded to approximately 4,500 electronic gaming devices, 38 table games, 30 poker tables and an 800-seat bingo hall. Although gaming in Oklahoma is limited by law to Class II-type games, which games have previously been technologically incapable of offering a similar entertainment experience to Resorts’ Class III-type games, recent innovations have allowed the Class II-type product to compete much more effectively than in the past. In November 2004, voters in Oklahoma approved several ballot initiatives which allow (1) Class II-type games at three Oklahoma racetracks, the closest of which is approximately 200 miles from the Dallas/Fort Worth area; (2) several new electronic gaming devices, including video poker, that are defined as “games of skill” at native-American casinos; and (3) certain “player-pooled” table games such as poker and blackjack at native-American casinos. Since Eldorado-Shreveport draws a significant amount of their customers from the Dallas/Fort Worth area, but are located approximately 190 miles from that area, management believes Eldorado-Shreveport will continue to face increased competition from the WinStar and Choctaw casinos and similar types of facilities.

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

	Year Ended December 31,
	2010		2009		2008
	(Dollars in Thousands)
Revenues:
Casino(1)	$211,301	80.4%	$222,665	81.9%	$231,087	81.1%
Food, Beverage and Entertainment(2)	60,838	23.2%	60,860	22.4%	63,367	22.2%
Hotel(2)	25,450	9.7%	24,358	9.0%	26,658	9.4%
Other(2)	7,201	2.8%	7,526	2.8%	7,797	2.7%

Gross revenues	304,790	116.1%	315,409	116.0%	328,909	115.5%
Less:
Complimentary allowances(2)	(42,168)	(16.1%)	(43,510)	(16.0%)	(44,087)	(15.5%)
Net revenues	$262,622	100.0%	$271,899	100.0%	$284,822	100.0%

(1)	Casino revenues are the net difference between the sums received as winnings and the sums paid as losses.
(2)	Hotel, food, beverage, entertainment and other include the retail value of services which are provided to casino customers and others on a complimentary basis. Such amounts are then deducted as complimentary allowances to arrive at net revenue.

Evansville, Indiana

On March 31, 2008, Resorts and a newly formed, wholly owned subsidiary of Resorts (“Resorts Indiana”), entered into a definitive agreement (the “Evansville Agreement”) pursuant to which Resorts Indiana agreed to purchase from Aztar Riverboat Holding Company, LLC (the “Seller”) all of the membership interests in Aztar Indiana Gaming Company, LLC (“Aztar Indiana”), then an indirect subsidiary of Tropicana Casinos and Resorts.

On May 5, 2008, Tropicana Entertainment, LLC and certain of its affiliated entities, including Aztar Indiana and the Seller, filed for bankruptcy relief under Chapter 11 of the Bankruptcy Code. As a result of the filing, the Seller became entitled, at its option, to assume or reject prepetition executory contracts such as the Evansville Agreement, subject to approval of the bankruptcy court. On September 22, 2009, the bankruptcy court approved bidding procedures to allow Tropicana to seek higher and better bids to purchase Aztar Indiana. As a result of the process, no higher or better bids were received. Accordingly, a sale hearing was scheduled before the bankruptcy court where Tropicana was to seek the entry of an order approving and authorizing the sale of Aztar Indiana to Resorts pursuant to the Evansville Agreement.

On November 20, 2008, in light of uncertainty regarding whether the acquisition of Casino Aztar would close, Resorts and the Seller agreed to terminate the Evansville Agreement with the following terms of settlement: (i) payment of $5 million of the escrowed deposit to the Seller with the balance, including any accrued interest less escrow costs, being distributed to Resorts, (ii) the right of Resorts to a $5 million credit against any consideration otherwise owed by Resorts in the event of any future agreement of Resorts to acquire Aztar Indiana or an interest therein, and (iii) mutual releases of the parties from any further obligation under the Evansville Agreement. On November 26, 2008 the bankruptcy court approved the terms of settlement and Resorts gave notice of its termination of the commitment for the financing related to the proposed acquisition of Aztar Indiana. As a result of the settlement, Resorts recognized $5 million of the escrow deposit as expense in 2008 along with other expenses relating to the transaction of approximately $1.8 million and $0.9 million in fees associated with the financing commitment.

Governmental Regulation

Eldorado and its subsidiaries and their operations are subject to extensive regulation under laws, rules and supervisory procedures primarily in the jurisdictions where their facilities are located or docked. If additional gaming regulations are adopted in Nevada or Louisiana where their operations are conducted, those regulations could impose additional restrictions or costs that could have a significant adverse effect on those operations. From time to time, various proposals have been introduced in the legislatures of the two jurisdictions in which Eldorado and its subsidiaries and their operations are conducted that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and those operations. We do not know whether or when such legislation will be enacted. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees could adversely affect Resorts’ and its subsidiaries’ operations.

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

The Company, VoteCo, Blocker, and AcquisitionCo filed applications with the Nevada Gaming Authorities to obtain various registrations, licenses, findings of suitability, approvals and permits required to acquire the interests now held in Eldorado. In connection with the Company’s, VoteCo’s, Blocker’s and AcquisitionCo’s applications, each of the members of VoteCo filed an application for approval as a member and as a manager of VoteCo. All applications filed by the Company and its affiliates were approved by the Nevada Commission on September 20, 2007, authorizing the Company and its affiliates to consummate the Resorts Transaction. All of the foregoing approvals were renewed at the time the interests held in Resorts by the Company were exchanged for interests in Eldorado.

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

The Nevada Act requires any person who individually or in association with others acquires, directly or indirectly, beneficial ownership of more than 5% of the voting securities of a publicly traded corporation registered with the Nevada Commission to report the acquisition to the Nevada Commission, and such person may be required to be found suitable. The Nevada Act requires that each person who, individually or in association with others, acquires, directly or indirectly, beneficial ownership of more than 10% of the voting securities of a publicly traded corporation registered with the Nevada Commission to apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails written notice to the person requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 25%, of the voting securities of a registered publicly traded corporation may apply to the Nevada Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. Also under certain circumstances, an institutional investor that has obtained a waiver may hold up to 29% of the voting securities of such company if it first obtains a finding from the Nevada Commission to the effect that its holdings do not constitute an acquisition of control of the publicly traded corporation. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered publicly traded corporation, a change in the corporate charter, bylaws, management, policies or operations of the registered publicly traded corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding such a company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•	voting on all matters voted on by stockholders or interest holders;

•	making financial and other inquiries of management of the types normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and

•	other activities that the Nevada Commission may determine to be consistent with such investment intent.

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

The Riverboat Act approved the conduct of gaming activities on riverboats, in accordance with the Riverboat Act, on twelve separate waterways in Louisiana. The Riverboat Act allows the Gaming Control Board to issue up to fifteen licenses to operate riverboat gaming projects within the state, with no more than six in any one parish. There are presently fifteen licenses issued and thirteen riverboats currently operating. Two riverboats in other areas of the State are not operational , however, they are being developed. Pursuant to the Riverboat Act and the regulations promulgated thereunder, each applicant which desired to operate a riverboat casino in Louisiana was required to file a number of separate applications for a Certificate of Preliminary Approval, all necessary gaming licenses, and a Certificate of Final Approval. No final Certificate was issued without all necessary and property certificates from all regulatory agencies, including the U.S. Coast Guard, the U.S. Army Corps of Engineers, local port authorities and local levee authorities.

Eldorado-Shreveport, as operated by Eldorado subsidiaries, received its license and related approvals in July 2005 and the license was renewed in 2009. This license is subject to periodic renewal and is subject to certain general operational conditions. The property was formerly operated and licensed as the Hollywood Casino Shreveport.

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

At any time, the Gaming Control Board may investigate and require the finding of suitability of any member, beneficial owner, or officer of Eldorado or of any of its subsidiaries. The Gaming Control Board requires all holders of more than a 5% interest in the license holder (regardless of whether the interest is a voting or non-voting interest) to submit to suitability requirements. Additionally, if a member or beneficial owner who must be found suitable is a corporate, limited liability company, or partnership entity, then the shareholders, members, or partners of the entity must also submit to investigation. The sale or transfer of an interest in any interest in a riverboat licensee is subject to Gaming Control Board approval.

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

During the excavation for construction of Silver Legacy, petroleum contamination of soil and groundwater was discovered on the property. The apparent sources of this contamination were a former gasoline station and numerous abandoned heating oil tanks. The

Silver Legacy Joint Venture’s contractors removed and disposed of contaminated soils, and the joint venture was successful in obtaining reimbursement and indemnification from Chevron Company USA. In addition, the Silver Legacy Joint Venture received reimbursement from the State of Nevada Petroleum Fund, which was established to reimburse parties for costs incurred in cleaning up contamination from certain underground storage tanks. With the consent of the relevant county agency, the cleanup was completed leaving some contaminated soils in place (under structures and roads, for example), so that some additional soil contamination is known to remain in place. The Nevada Division of Environmental Protection has not, however, required any further investigation or remediation.

Groundwater in the vicinity of the Eldorado-Reno property is also contaminated by a chlorinated solvent known as perchloroethylene or “PCE.” This contaminant is widespread in the Reno/Sparks area. The Central Truckee Meadows Remediation District, encompassing much of the cities of Reno and Sparks, was established pursuant to state legislation to address this contamination. The Central Truckee Meadows Remediation District is managed by Washoe County under the direction of the Nevada Division of Environmental Protection, and is currently conducting investigations and developing a remediation plan. Funding for the Central Truckee Meadows Remediation District is provided through assessments to water customers which are calculated on the basis of water use. The annual assessment to Eldorado-Reno is currently $110, plus an additional sum based on the amount of water used, which in Resorts’ most recent annual assessment amounted to approximately $12,900 (the Silver Legacy is required to pay assessments averaging approximately $25,000 annually). It is possible that additional assessments may be made against properties that receive special benefits from the Central Truckee Meadows Remediation District, such as clean-up of contamination affecting a specific parcel. The legislation implementing this program exempts property owners who did not cause or contribute to the contamination from civil and criminal liability for the cost of remediation and any related damages, except to the extent of unpaid assessments. Resorts does not believe that Resorts has contributed to this solvent contamination; however, management expects that it and Silver Legacy will be required to allow the Central Truckee Meadows Remediation District access to their respective properties for continued investigation, including access to monitoring wells.

Asbestos has been determined to be present in the sheetrock of approximately 216 of the Eldorado-Reno’s older hotel rooms. Removal of the asbestos will be required only in the event of the demolition of the affected rooms or if the asbestos is otherwise disturbed. Resorts’ management currently has no plans to renovate or demolish the affected rooms in a manner that would require removal of the asbestos at this time.

The possibility exists that additional contamination, as yet unknown, may exist at the Eldorado-Reno or Silver Legacy. In all cases, however, Eldorado believes that any such contamination would have arisen from activities of prior owners or occupants, or from offsite sources and not as a result of any of Resorts’ or Silver Legacy’s actions or operations. Eldorado does not believe that its expenditures for environmental investigations or remediation will have a material adverse effect on its financial condition or results of operations.

In addition to the annual assessments referred to above, Resorts has expended approximately $938,000 in connection with environmental matters from January 1, 1993 through December 31, 2010, of which $275 and approximately $4,550 were expended during 2010 and 2009, respectively.

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

The following table shows Eldorado-Reno’s percentage of gross revenues by quarter for each of 2010, 2009 and 2008.

	2010	2009	2008
First quarter	23.0%	21.3%	23.8%
Second quarter	27.6%	28.6%	24.7%
Third quarter	26.9%	25.9%	28.5%
Fourth quarter	22.5%	24.2%	23.0%

Total	100.0%	100.0%	100.0%

Hotel/casino operations in the Shreveport/Bossier City market are subject to slight seasonal variations, with the strongest operating results generally occurring in the third quarter of each year and the weakest results generally occurring during the fourth quarter.

The following table shows Eldorado-Shreveport’s percentage of gross revenues by quarter for 2010, 2009 and 2008.

	2010	2009	2008
First quarter	25.6%	26.3%	24.7%
Second quarter	24.3%	25.2%	25.2%
Third quarter	26.0%	25.2%	26.5%
Fourth quarter	24.1%	23.3%	23.6%

Total	100.0%	100.0%	100.0%

Employees

As of December 31, 2010, there were approximately 1,463 employees at Eldorado-Reno and approximately 1,258 employees at Eldorado-Shreveport. At that date there were approximately 1,800 employees at Silver Legacy. A substantial majority of the employees at each property are nonmanagement personnel. The number of people employed at any time at either of the Reno properties is subject to seasonal fluctuation. None of the employees at Eldorado-Reno, Eldorado-Shreveport or Silver Legacy are covered by a collective bargaining agreement. Eldorado believes that employee relations at Eldorado-Reno, Eldorado-Shreveport and Silver Legacy are excellent.

Factors that May Affect the Company’s Future Results

Certain information included in this report (as well as information included in oral statements or other written statements made or to be made by the Company) contains or may contain forward-looking statements which can be identified by the fact that they do not relate strictly to historical or current facts. The Company has based these forward-looking statements on its current expectations about future events. These forward-looking statements include statements with respect to the Company’s or Resorts’ beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or similar expressions.

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

The Company undertakes no obligation to update any forward looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in the Company’s subsequent quarterly, annual and other reports should be consulted. The following discussion of risks, uncertainties and possible inaccurate assumptions relevant to the Company’s business includes factors the Company believes could cause its actual results to differ materially from expected and historical results. Other factors beyond those listed below could also adversely affect the Company.

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

•

Eldorado’s credit facility matured on February 28, 2011 and was not renewed. As a result, Eldorado does not have the ability to borrow funds which could negatively impact operations and future capital improvements if Eldorado’s cash balance were to diminish.

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

Eldorado-Reno

Eldorado-Reno is situated on an approximately 159,000 square foot parcel at 345 North Virginia Street, Reno, Nevada. Resorts owns the entire parcel, except for approximately 30,000 square feet which is leased from C, S and Y Associates, a general partnership of which Donald Carano is a general partner. The lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 and (ii) an amount based on a decreasing percentage of Eldorado-Reno’s gross gaming revenues ranging from 3.0% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75.0 million. Rent in 2010 totaled approximately $598,000, compared with approximately $605,000 in 2009. Substantially all of Resorts’ real property in Reno and the related personal property (including Eldorado-Reno, a 31,000 square foot parcel of property across the street from and west of Eldorado-Reno and two adjacent parcels totaling an additional 18,687 square feet) was subject to encumbrances securing the repayment of Resorts’ senior secured revolving credit facility (as amended, the “Resorts Credit Facility”), which as of December 31, 2010 provided for borrowing from time to time of up to $16 million. As of December 31, 2010, there was no indebtedness outstanding on the Resorts Credit Facility, which matured February 28, 2011 and was not renewed.

Silver Legacy Joint Venture

Silver Legacy is owned by Silver Legacy Joint Venture, a Nevada general partnership of which an approximately 96%-owned subsidiary of Resorts is a 50% partner. Silver Legacy is situated on two neighboring parcels of land, located at 407 North Virginia Street and 411 North Sierra Street in Reno, Nevada. Silver Legacy Joint Venture owns both parcels, comprising 118,167 and 119,927 square feet, respectively. As of December 31, 2010 both parcels and the improvements located thereon were encumbered by liens securing the indebtedness evidenced by the 10-1/8% mortgage notes due 2012 co-issued by Silver Legacy Joint Venture and its wholly owned subsidiary, Silver Legacy Capital Corp. (the “Silver Legacy Notes”). At December 31, 2010, the aggregate principal amount of the indebtedness secured by these liens totaled $142.8 million.

Louisiana Partnership

The Louisiana Partnership, a Louisiana general partnership in which two wholly owned subsidiaries of Resorts own all of the partnership interest (other than certain rights associated with the “Preferred Capital Contribution Amount” and “Preferred Return” (as these terms are defined in the partnership agreement)), leases approximately nine acres of land in Shreveport, Louisiana on which Eldorado-Shreveport was constructed. Eldorado-Shreveport consists of a 403-room, all-suite hotel and a three-level riverboat dockside casino that contains approximately 59,000 square feet of space. Eldorado-Shreveport’s centerpiece is a 170,000 square foot land-based pavilion housing restaurants and entertainment amenities. An 85-foot wide seamless entrance connects the casino to the land-based pavilion on all three levels resulting in the feel of a land-based casino. The Louisiana Partnership also leases other properties in the Shreveport area for office space, employee parking and storage. At December 31, 2010, substantially all of the Louisiana Partnership’s assets, including Eldorado-Shreveport, were subject to liens securing the repayment of $155,616,000 principal amount of 10% notes due 2012 co-issued by the Louisiana partnership and a wholly owned subsidiary of the Louisiana Partnership (the “Shreveport Notes”), including $31,133,250 principal amount of Shreveport Notes acquired by Resorts in consideration of its issuance to the Company of a new 14.47% interest in Resorts on December 14, 2007.

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

The only classes of equity securities of the Company currently outstanding are its Class A Units, which is the Company’s only class of voting securities, and its Class B Units. As of the date of this report, VoteCo is the holder of record of one Class A Unit, which is the only Class A Unit issued and outstanding, and InvestCo is the only holder of record of the Company’s 9,999 Class B Units. The Company did not issue any equity securities during 2010, nor did the Company or any “affiliated purchaser” (as defined in Rule 10b-18 (a) (3) under the Securities Exchange Act of 1934) purchase any equity securities of the Company during 2010.

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

The financial statements presented reflect the activity of the Company’s only asset which is the Company’s interest in Eldorado.

The Company has had no revenue generating business since inception and its current business plan consists primarily of its 17.0359% equity interest in Eldorado. For a discussion of a proposed acquisition of an equity interest in another entity that owns casino properties in Nevada, see “Proposed Acquisition” in Item 1 hereof.

Year Ended December 31, 2010 Versus Year Ended December 31, 2009

For the twelve months ended December 31, 2010, the Company’s share of the net loss on Eldorado was approximately $1.1 million compared to a net loss of $0.3 million for the same period last year. The increase in net loss was attributable to Eldorado’s $9.3 million decrease in revenues and $2.7 million increase in equity in net loss of unconsolidated affiliates. The increase in equity in net loss of unconsolidated affiliates, when compared to the same period in 2009, is primarily due to Eldorado’s $2.8 million share of Silver Legacy’s gain on the retirement of $17.2 million of its debt in 2009.

Expenses during 2010 increased approximately $0.4 million when compared to the same prior year period. This increase was due primarily to payments made to the Nevada Gaming Control Board for investigative services related to the Black Gaming acquisition (see Proposed Acquisition, Note 8 to the Company’s Consolidated Financial Statements included in this report).

The income tax expense for 2010 was $0.0 million compared to the 2009 expense of approximately $2.5 million. The significant change between 2010 and 2009 occurred as a result of having the expected realization of the deferred tax asset fall below the more-likely-than-not threshold during 2009. Consequently, the Company booked a full valuation allowance of $2.6 million on its deferred tax asset in 2009.

The net loss for the year ended December 31, 2010 was $1.7 million compared to a net loss of $3.1 million for the year ended December 31, 2009. The improvement was largely the result of the $2.6 million valuation allowance discussed above, partially offset by an increase in equity loss on Eldorado of $0.8 million when compared to the same period in 2009.

Year Ended December 31, 2009 Versus Year Ended December 31, 2008

For the twelve months ended December 31, 2009, the Company’s share of the net loss on Eldorado was approximately $0.3 million compared to a net loss of $4.7 million for the same prior year period. The reduction in net loss was attributable to the significant reduction in the net loss at Eldorado. Improvement in the net loss at Eldorado was largely attributable to the lack of acquisition termination charges and impairment charges in 2009 when compared to the same period in 2008. Acquisition charges incurred during 2008 totaled $6.8 million and were the result of Eldorado’s pursuit of the Indiana gaming property which was ultimately cancelled and expensed. Impairment charges incurred during 2008 totaled $16.6 million and were a result of Eldorado’s write down of its investment interest in the Silver Legacy property.

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

Liquidity and Capital Resources

During the year ended December 31, 2010, the Company incurred costs of approximately $0.1 million associated with the Company’s ownership of its interest in Eldorado and $0.4 million associated with the proposed Black Gaming acquisition (see Note 8, Proposed Acquisition). These costs were funded by Newport. During the year ended December 31, 2009, the Company incurred costs associated with its ownership interest in Eldorado totaling approximately $0.2 million. These costs were also funded by the Newport Fund on behalf of NGA HoldCo.

For the year ended December 31, 2010, the Company incurred costs of approximately $0.1 million associated with maintaining its gaming and related licenses in Nevada and Louisiana. For the year ended December 31, 2009, the Company incurred costs associated with maintaining these gaming and related licenses totaling $0.1 million. These costs were also funded by Newport on behalf of NGA HoldCo.

For 2011, the Company expects approximately $0.250 million in costs associated with maintaining its gaming and related licenses in Nevada and Louisiana. The costs are to be funded by Newport on behalf of NGA HoldCo. Thus, the Company has the resources to fund its operations and commitments for the next year.

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

In determining whether the fair value of our investment in Eldorado was less than our carrying value, we use a discounted cash flow model as our principal technique. Our model incorporates an estimated weighted-average cost of capital that a market participant would use in evaluating the investment in a purchase transaction. The estimated weighted-average cost of capital is based on the risk free interest rate and other factors such as current risk premiums. We use the discounted cash flow model as it provides greater detail and opportunity to reflect specific facts, circumstances and economic conditions for our investment. Comparable business transactions are often limited in number, the information can be dated, and often require significant adjustments due to differences in the size of the business, markets served and other factors. We therefore believe that in our circumstance, this makes comparisons to business transactions less reliable than the discounted cash flows model. However, we do consider comparable business transactions as a reasonableness test of our principal technique.

The Company did not record any impairment for 2010 or 2009 related to its equity method investment in Resorts.

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

We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. For the years ended 2010 and 2009, the Company determined that it would not be able to realize its deferred income tax assets in the future and, as a result, booked valuation allowances of $0.6 million and $2.6 million, respectively.

The Company adopted the FASB guidance upon inception. There was no unrecognized tax recorded as a result of the implementation. Nevertheless, in the event the Company were to incur interest and penalties related to unrecognized tax benefits, the Company would recognize such interest and penalties related to such unrecognized tax benefits within the income tax expense line in the NGA HoldCo accompanying consolidated income statements. Moreover, such accrued interest and penalties would be included within the related tax liability line in the accompanying balance sheet were they to exist.

Recently Issued Accounting Standards

The Partnership adopted various accounting standards during 2010, none of which had a material effect on its consolidated financial statements.

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

Eldorado Capital Corp., a wholly owned subsidiary of Resorts (“Eldorado Capital”) is a co-issuer of 9% senior notes due 2014 issued by Resorts and Eldorado Capital on April 20, 2004 (the “9% Notes”). Eldorado Capital holds no significant assets and conducts no business activity.

Two Nevada limited liability companies wholly owned by Resorts, Eldorado Shreveport #1, LLC (“ES#1”) and Eldorado Shreveport #2, LLC (“ES#2” and, collectively with ES#1, the “Investors”), Resorts and Hollywood Casino Shreveport, a then unaffiliated Louisiana general partnership (the “Louisiana Partnership”), entered into an Investment Agreement dated as of October 18, 2004 (the “Investment Agreement”) pursuant to which the Investors agreed to acquire a controlling general partnership interest (representing all of the voting interests) in the Louisiana Partnership, which owns Eldorado-Shreveport. Pursuant to a Joint Plan of Debtors and Bondholders Committee (the “Plan”) confirmed by the United States Bankruptcy Court, Western District of Louisiana, Shreveport Division (Case No. 04-13259), on July 22, 2005, ES#1 and ES#2 acquired 74% and 1%, respectively, of the partnership interests of the Louisiana Partnership, representing all of the voting partnership interests of the Louisiana Partnership, for $5.0 million in cash. On the same date, ES#1, the managing general partner of the Louisiana Partnership, also acquired 55,006 shares of the common stock of Shreveport Gaming Holdings, Inc., an unaffiliated Delaware corporation which then owned a 25% non-voting partnership interest in the Louisiana Partnership (“SGH”), for $1,266,667 and exercised its option to convert the shares into (i) an additional 1.4% non-voting partnership interest in the Louisiana Partnership and (ii) the right to distributions by the Louisiana Partnership in respect of $1.12 million of the “Preferred Capital Contribution Amount” and the “Preferred Return” in respect of such Preferred Capital Contribution Amount (each as defined in the Louisiana Partnership’s Fifth Amended and Restated Partnership Agreement). As a result of the closing on March 20, 2009 of the Louisiana Partnership’s call of the other 23.6% partnership interest held by SGH, ES#1 and ES#2 now own all of the partnership interests in the Louisiana Partnership other than the selling partners’ rights relating to its “Preferred Capital Contribution Amount” and its “Preferred Return” (as those terms are defined in the partnership agreement). Pursuant to the Plan, on July 21, 2005, the Louisiana Partnership and its wholly owned subsidiary, Shreveport Capital Corporation, a Louisiana corporation (“Shreveport Capital” and collectively with the Louisiana Partnership, the “Shreveport Issuers”) co-issued $140 million aggregate principal amount of 10% First Mortgage Notes due 2012 (the “New Shreveport Notes”) and the Shreveport Issuers’ previously outstanding $150 million aggregate principal amount of 13% First Mortgage Notes due 2006 with Contingent Interest and $39 million aggregate principal amount of 13% Senior Secured Notes due 2006 with Contingent Interest were cancelled. Resorts acquired ES#1 and ES#2 from Donald L. Carano and Gary L. Carano for $2.0 million, representing their cost, pursuant to a membership units option agreement dated September 28, 2004, by and among Donald L. Carano, Gary L. Carano and Resorts. The membership interests in ES#1 and ES#2 were originally held by Donald L. Carano and Gary L. Carano because it was anticipated that the Shreveport transactions would be consummated prior to Resorts’ receipt of the requisite approvals it would need from the Louisiana Gaming Control Board in order to acquire an interest in the Louisiana Partnership. As of December 31, 2010, Eldorado’s investment in ES#1 and ES#2, including the consideration paid for the acquisition of the membership interests in these entities and additional capital contributions, totaled $6.3 million.

Eldorado accounts for its investment in the Silver Legacy Joint Venture and Tamarack, utilizing the equity method of accounting. Resorts owned an 18% interest in MindPlay LLC (an entity which sold all of its assets in February 2004 and was dissolved in March 2008). Eldorado’s consolidated net (loss) income includes its proportional share of the net (loss) income of the Silver Legacy Joint Venture, Tamarack, and MindPlay.

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

In April 2010, the Financial Accounting Standards Board issued ASU No. 2010-16 which clarified that an entity should not accrue a jackpot liability (or portions thereof) before the jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance will become effective for the first annual period beginning after December 15, 2010 and the interim periods within that first annual period. Eldorado estimates that the adoption of this standard will result in an approximately $0.8 million increase to members’ equity on its consolidated financial statements in 2011 when adopted.

Eldorado considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If Eldorado considers any such decline to be other than temporary, then a write-down would be recorded to estimated fair value. Estimated fair value is determined using a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rate. As a result of a triggering event, Eldorado tested its investments for impairment in 2008. Eldorado recognized a non-cash impairment charge of $16.55 million in 2008 relating solely to its investment in the Silver Legacy Joint Venture. The impairment charge resulted from factors impacted by economic conditions, including: 1) lower market valuation multiples for gaming assets; 2) higher discount rates resulting from turmoil in the credit and equity markets; and 3) cash flow forecasts for the Silver Legacy Joint Venture. There was no impairment recorded in 2010 or 2009.

Property and Equipment and Other Long-Lived Assets

Property and equipment is recorded at cost and is depreciated over its estimated useful life or lease term. Judgments are made in determining estimated useful lives and salvage values of these assets. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of assets. We review depreciation estimates and methods as new events occur, more experience is acquired, and additional information is obtained that would possibly change our current estimates. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company then compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying amount of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying amount then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If the asset is still under development, future cash flows include remaining construction costs. At December 31, 2010 and 2009, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

Eldorado’s intangible assets include our gaming license and customer relationships. We have assigned a value of $19.7 million to our gaming license to operate in Louisiana. Our operations are dependent on the Louisiana Partnership’s continued licensing by the Louisiana Gaming Control Board. In accordance with requirements, we assess the recoverability of the license’s carrying value at least annually. In doing so, we must make assumptions regarding future cash flows, gaming taxes and the costs of continued licensing. If these estimates or the related assumptions change in the future, we may be required to record impairment losses with respect to this asset. Such impairment loss would be recognized as a non-cash component of operating income. No impairment to our gaming license was recorded during 2010 or 2009.

Eldorado has assigned a value of $2.0 million to its customer relationships in Louisiana, which have been fully amortized on a straight-line basis over a five-year period and have no remaining carrying value.

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

Self-Insurance Reserves

Eldorado-Reno and Eldorado-Shreveport are self-insured for their group health and workmen’s compensation programs. We utilize historical claims information provided by our third party administrators to make estimates for known pending claims as well as claims that have been incurred, but not reported as of the balance sheet date. In order to mitigate our potential exposure, we have an individual claim stop loss policy on our group health claims and an aggregate stop loss policy on our workmen’s compensation claims. If we become aware of significant claims or material changes affecting our estimates, we would increase our reserves in the period in which we made such a determination and record the additional expense. At December 31, 2010 and 2009, $0.6 million and $0.5 million was accrued for self insurance reserves and is included in accrued other liabilities on our consolidating balance sheets.

Players’ Club Point Liability

Our players’ club allows customers to earn “points” based on the volume of their gaming activity. Under the terms of our program, these points are redeemable for certain complimentary services, at their discretion, including rooms, food, beverage, retail and entertainment tickets. We accrue the expense for unredeemed complimentaries, after consideration of estimated breakage, as they are earned. The value of the cost to provide the complimentaries is expensed as redeemed and is included in casino expense on our consolidating statement of operations. To arrive at the estimated cost associated with our players’ club, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which the points will be redeemed. We use historical data to assist in the determination of estimated accruals. At December 31, 2010 and 2009, $0.3 million was accrued for the cost of the incremental anticipated redemptions and is included in accrued other liabilities on our consolidating balance sheets.

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

Economic Impact

The state of the national economy, including the decrease in liquidity in the credit markets, high unemployment and a weak housing market, continue to negatively influence consumers’ confidence and discretionary spending. We believe the weakness and volatility of the economy have had a significant negative impact on the gaming and tourism industries, and, as a result, our operating performance the last three years. In response to the difficult economic environment, management has implemented cost savings measures and will continue to look for opportunities to further reduce expenses and maximize cash flows. We believe the current economic conditions will continue to negatively affect our operating results for some period of time; however, we are uncertain as to the duration and magnitude of the continued impact on our operations

Expansion of Native American Gaming

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

We believe the continued growth of Native American gaming establishments, including the addition of hotel rooms and other amenities could continue to place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

Casino gaming is currently prohibited in several jurisdictions from which the Shreveport/Bossier City market draws customers, primarily Texas. Although casino gaming is currently not permitted in Texas, the Texas legislature has from time to time considered proposals to authorize casino gaming. In July 2003, the Chickasaw Nation opened WinStar Casinos, a Las Vegas-style gaming facility located in Oklahoma approximately 60 miles north of the Dallas/Fort Worth area. In December 2008, the WinStar Casino completed the expansion of its casino space to a total of 519,000 square feet with more than 5,800 electronic gaming devices, numerous table games, 46 poker tables, an 800-seat bingo hall and a 2,500-seat event center. In September 2009, the WinStar Casino opened a 395-room hotel with an organic spa. Other amenities include a golf course and a 200-space RV park and related facilities. The Choctaw Nation operates a casino and hotel facility in Durant, Oklahoma, approximately 75 miles north of the Dallas/Fort Worth area. A major expansion of the Choctaw facility opened in February 2010 which now includes a 330-room hotel and conference center (in addition to its original 100 hotel rooms), several new restaurants, a buffet, concert hall, amphitheater, lounge, spa and RV park. The casino space has been expanded to approximately 4,500 electronic gaming devices, 38 table games, 30 poker tables and an 800-seat bingo hall. Although gaming in Oklahoma is limited by law to Class II-type games, which games have previously been technologically incapable of offering a similar entertainment experience to our Class III-type games, recent innovations have allowed the Class II-type product to compete much more effectively than in the past. In November 2004, voters in Oklahoma approved several ballot initiatives which allow (1) Class II-type games at three Oklahoma racetracks, the closest of which is approximately 200 miles from the Dallas/Fort Worth area; (2) several new electronic gaming devices, including video poker, that are defined as “games of skill” at native-American casinos; and (3) certain “player-pooled” table games such as poker and blackjack at native-American casinos. Since we draw a significant amount of our customers from the Dallas/Fort Worth area, but are located approximately 190 miles from that area, we believe we will continue to face increased competition from the WinStar and Choctaw casinos and similar types of facilities.

Severe Weather

Eldorado-Reno’s operations are subject to seasonal variation, with the weakest results generally occurring during the winter months. Weather conditions were not out of the ordinary in 2010 and 2009. The Reno area and the nearby mountain passes experienced an especially large amount of snowfall in the first quarter of 2008, which negatively impacted business levels.

Major Bowling Tournament in the Reno Market

The National Bowling Stadium, located one block from the Eldorado-Reno, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two out of every three years through 2018, including 2010. Through a one-time agreement, the National Bowling Stadium will also host the United States Bowling Congress (“USBC”) Open Tournament in Reno in 2011, usually an off-year for Reno. Historically, these multi-month bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited business in the downtown area, including the Eldorado-Reno. There was not a major bowling tournament in Reno in 2008. As a result, the absence of the incremental visitation had an adverse effect on our operations during the first half of 2008. The USBC Women’s Tournament, returned in late March 2009 and continued through the end of June 2009, and brought approximately 40,500 women bowlers during this period. While the traffic generated by this tournament benefited the Reno market during the second quarter of 2009, the positive impact was not as significant as in previous years due to a decline in bowler attendance combined with general decreases in consumers’ discretionary spending. In 2010, the USBC Open Tournament returned to the Reno market and attracted approximately 68,500 men and women bowlers to the Reno area during the period from late-February through the end of June

Other Factors Affecting Results of Operations

Eldorado’s operating results are highly dependent on the volume of customers visiting and staying at our resorts. Key volume indicators include table games drop and slot handle, which refer to amounts wagered by our customers. The amount of volume we retain, which is not fully controllable by us, is recognized as casino revenues and is referred to as our win or hold. In addition, hotel occupancy and price per room designated by average daily rate (“ADR”) are key indicators for our hotel business.

Summary Financial Results

Net Revenues

The following table highlights the results of our operations (dollars in thousands) for the periods indicated:

	Year ended December 31, 2010	Percent Change	Year ended December 31, 2009	Percent Change	Year ended December 31, 2008
Net revenues	$262,622	(3.4)%	$271,899	(4.5)%	$284,822
Operating expenses	243,580	(2.5)%	249,856	(5.2)%	263,698
Equity in loss of unconsolidated affiliates	(3,899)	(220.1)%	(1,218)	63.5%	(3,341)
Loss on sale/disposition of long-lived assets and property and equipment	(266)	75.9%	(1,102)	(282.6)%	(288)
Acquisition termination charges	—	—	—	—	(6,840)
Impairment in investment in joint venture	—	—	—	—	(16,550)
Operating income (loss)	14,877	(24.6)%	19,723	434.6%	(5,895)
Net loss	(6,187)	(330.3)%	(1,438)	94.8%	(27,857)
Less net loss attributable to noncontrolling interests	183	103.3%	90	(88.7)%	798
Net loss attributable to company	$(6,004)	(345.4)%	$(1,348)	(95.0)%	$(27,059)

Net Revenues. Eldorado had a decrease in net revenues for the year ended December 31, 2010 compared to the year ended December 31, 2009. Eldorado-Reno had a decrease in net revenues due primarily due to a decrease in casino revenue. Management believes that while we benefited in 2010 from the return of the USBC Open Tournament, the benefit was not sufficient to fully offset the continued negative impact of the factors affecting Reno’s gaming and tourism market as a whole, including the weak national economy and decreased discretionary income, specifically within our feeder markets in northern California and the continued increase in competition generated by growth in Native American gaming. Eldorado-Shreveport’s net revenues decreased for the year ended December 31, 2010 compared to 2009 due primarily to decreases in casino revenue. We believe that these declines are attributable to the lingering effects of the economic downturn as well as to the harsher than normal winter weather experienced during the first quarter of 2010.

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

Equity in Loss of Unconsolidated Affiliates. Earnings from the Eldorado’s unconsolidated affiliates, the Silver Legacy Joint Venture and Tamarack, decreased approximately $2.7 million for the year ended December 31, 2010 as compared to 2009. The increase in equity in loss of the Silver Legacy Joint Venture was approximately $2.4 million for the year ended December 31, 2010. The Silver Legacy’s operating income increased slightly due to decreases in operating expenses partially offset by decreased net revenues. The increase in equity in loss is primarily due to our $2.8 million share of the joint venture’s gain on the retirement of $17.2 million of its debt in 2009. Equity in income in Tamarack for the year ended December 31, 2010 decreased approximately $0.2 million due to decreased revenues and increased operating expenses.

Losses from Eldorado’s unconsolidated affiliates, the Silver Legacy Joint Venture and Tamarack, decreased approximately $2.1 million for the year ended December 31, 2009 as compared to 2008. Although the Silver Legacy Joint Venture’s departmental revenues were down in 2009, we had a decrease in equity in loss of approximately $2.0 million relating to our investment in Silver Legacy due to our $2.8 million share of the joint venture’s gain on the retirement of $17.2 million of its debt. The Silver Legacy Joint Venture experienced declines in casino and rooms revenues, and to a lesser extent, food, beverage and entertainment revenues in 2009 as compared to 2008. The decreased departmental revenues, partly offset by a reduction in expenses, were due to the aforementioned factors affecting the Eldorado net revenues. For the year ended December 31, 2009 compared to 2008, equity in loss in Tamarack decreased approximately $96,000 due to decreased operating expenses.

Operating Income (Loss) and Net Loss. In 2010, as compared to the prior year, we experienced a decrease in operating income and an increase in net loss primarily at Eldorado-Reno, primarily due to the aforementioned decreases in net revenues and increases in equity in loss of unconsolidated affiliates partially offset by a decrease in operating expenses. Management continues to monitor expenses for cost reductions.

During 2009, as compared to the prior year, operating and net income increased, primarily due to the aforementioned decrease in loss from our unconsolidated affiliates, lower operating expenses, a $6.8 million expense in 2008 relating to the termination of the Evansville, Indiana transaction (See Note 1 of the Notes to Eldorado’s Consolidated Financial Statements) and a non-cash impairment charge of $16.55 million in 2008 relating solely to our investment in the Silver Legacy Joint Venture. Operating expenses decreased in all operating segments for the year ended December 31, 2009 compared to the prior year, largely due to decreased business levels, and due to several cost reductions implemented by management in the middle of February 2009, including payroll expenditure reductions, which significantly reduced expenses in 2009.

Revenues

The following table highlights our sources of net operating revenues (dollars in thousands) for the periods indicated:

	Year ended December 31, 2010	Percent Change	Year ended December 31, 2009	Percent Change	Year ended December 31, 2008
Casino	$211,301	(5.1)%	$222,665	(3.6)%	$231,087
Food, beverage and entertainment	60,838	(0.0)%	60,860	(4.0)%	63,367
Hotel	25,450	4.5%	24,358	(8.6)%	26,658
Other	7,201	(4.3)%	7,526	(3.5)%	7,797
Less: Promotional allowances	42,168	(3.1)%	43,510	(1.3)%	44,087

Casino Revenues. For the year ended December 31, 2010 as compared to the prior year, casino revenues decreased at Eldorado-Reno primarily due to a 10.2% and 7.6% decrease, respectively, in slot handle and table games drop as compared to 2009, accounting for $5.1 million and $1.5 million, respectively, of the decrease. This decrease was partially offset by a higher table games hold percentage and a slightly higher slot hold percentage in 2010. Historically, the USBC Open Tournament attracts table games players, which held true in 2010, and as a result had a positive impact on table games volume. While table games cash play benefited from the traffic generated by the bowlers, table games credit play and high end slot volume significantly declined for year ended December 31, 2010 compared to the year ended December 31, 2009, which benefited from the USBC Women’s Tournament. We believe these decreases were associated with the previously discussed economic factors which continue to negatively influence the spending levels of our customers.

Eldorado-Shreveport casino revenues decreased $5.9 million for the year ended December 31, 2010 compared to the prior year as we encountered decreases in both slot machine and table game wagering as well as a decline in the table games hold percentage. The casino revenue decrease was primarily due to a 7% decrease in slot coin-in and a 6.8% decrease in table drop, partially offset by an increase in the slot machine hold percentage. The decreases in coin-in and table drop reflect, in part, the overall patron volume decreases experienced in the Shreveport/Bossier City gaming market. Based on reports issued by the Louisiana Gaming Control Board, admissions and casino win in the local market decreased by 3.7% and 2.3%, respectively, during the year ended December 31, 2010 compared to 2009.

Casino revenues decreased for the year ended December 31, 2009 compared to the year ended December 31, 2008, due to a decrease table games drop of 13.9% and lower table games hold percentage, partially offset by a 0.2% increase in slot handle and a higher slot hold percentage. Eldorado-Reno casino revenues decreased primarily due to a lower table games hold percentage along with an 11.9% decrease in slot coin-in and a 20.3% decrease in table games drop as compared to 2008. We believe casino volume and revenues during 2008 were negatively impacted by the previously discussed economic factors affecting net revenues.

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

Food, Beverage and Entertainment Revenues. For the year ended December 31, 2010 compared to the prior year, food, beverage and entertainment revenues increased approximately $0.6 million at Eldorado-Reno and decreased approximately $0.6 million at Eldorado-Shreveport. Eldorado-Reno food revenues increased in 2010 due to restaurant customer counts increasing by 2.9% while the average check remained flat. Beverage revenues increased 4.7% due to increased promotions attracting more customers in Brew Brothers. Eldorado-Shreveport’s food and beverage revenues decreased slightly by 2.2% during 2010 compared to 2009 primarily due to decreased customer volume.

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

Hotel Revenues. For the year ended December 31, 2010 as compared to 2009, room revenues increased approximately $1.1 million due to an increase in ADR and hotel occupancy percentage. Eldorado-Reno’s hotel revenues increased due to increases in our ADR and hotel occupancy percentage to approximately $62.78 and 83.0%, respectively, compared to approximately $60.95 and 81.3%, respectively, in 2009. We were able to sustain a higher ADR and hotel occupancy percentage in 2010 as a result of efforts to elevate room rates via effective rate yield management, email promotional campaigns targeted at slower booking periods and during the first and second quarters, demand created by the additional bowler room nights. Eldorado-Shreveport hotel revenues increased as a result of increases in the ADR from $66 in 2009 to $68 in 2010 partially offset by a decrease in the hotel occupancy rate from 94.4% during 2009 to 93.3% during 2010. In addition, during the fourth quarter of 2009, approximately 35 to 40 rooms were out of service due to renovations, reducing the amount of hotel revenues realized.

For the year ended December 31, 2009 as compared to 2008, room revenues decreased approximately $2.2 million due to a decrease in ADR and a decreased hotel occupancy percentage. Eldorado-Reno’s hotel revenues decreased due to a lower ADR and hotel occupancy percentage of approximately $60.95 and 81.3%, respectively, compared to approximately $66.35 and 84.1%, respectively, in 2008. The decreases in ADR and hotel occupancy in 2009 were partly attributable to increased competition, both locally and within its feeder markets, combined with declines in tourism visitor counts associated with the weak economy. Eldorado-Shreveport hotel revenues decreased as a result of a decrease in the ADR to $66 in 2009 from $69 in 2008 partially offset by an increase in hotel occupancy rate to 94.4% in 2009 from 89.6% in 2008. During the fourth quarter of 2009, approximately 35 to 40 rooms were out of service due to renovations, reducing the amount of hotel revenues realized.

Promotional Allowances. Promotional allowances, expressed as a percentage of casino revenues, were 20.0% in 2010 compared to 19.5% in 2009. In 2010, the amount of promotional allowances increased as a result of free room offers to our casino guests during events and an increased direct mail campaign while promotional allowances at Eldorado-Shreveport reflected decreases in food and beverage and retail complimentaries from the continued refinement of our marketing programs. The decreases in such promotional activities also reflect the declines experienced in patron volume, as indicated by the overall 7% decrease in combined table drop and slot handle.

Promotional allowances, expressed as a percentage of casino revenues, were 19.5% in 2009 and 2008. In 2009, the amount of promotional allowances decreased at Eldorado-Reno due to lower casino volume while promotional allowances at Eldorado-Shreveport increased reflecting an increase in food and beverage and retail complimentaries as part of that property’s marketing programs. Eldorado-Shreveport believes that the increase in such promotional activities helped drive increases in patron volume associated with the overall 5.3% increase in combined table drop and slot handle.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands) for the periods indicated:

	Year ended December 31, 2010	Percent Change	Year ended December 31, 2009	Percent Change	Year ended December 31, 2008
Casino	$114,552	(3.8)%	$119,024	(3.1)%	$122,884
Food, beverage and entertainment	42,679	(0.6)%	42,952	(7.4)%	46,368
Hotel	9,433	(1.9)%	9,613	(9.5)%	10,616
Other	10,583	(1.6)%	10,752	0.2%	10,733
Selling, general and administrative and management fees	43,773	(0.0)%	43,583	(11.4)%	49,181
Depreciation and amortization	22,440	(6.2)%	23,932	0.1%	23,916

Casino Expenses. Casino expenses decreased for the year ended December 31, 2010 as compared to 2009, due to decreases in expenses at both the Eldorado-Reno and Eldorado-Shreveport. Eldorado-Reno casino expenses decreased primarily due to decreases in gaming taxes, bad debt expense and payroll expenditures. These reductions were partially offset by increased customer discounts, higher group health insurance and the redemption of complimentaries by our casino customers as we provided more promotional offers in 2010 in order to drive business. Eldorado-Shreveport’s casino expenses decreased primarily due to lower gaming taxes as a result of decreased in casino revenues. Marketing expenses, which are included in casino expenses, decreased primarily due to decreases in cash coupons, special events, customer development costs, television and radio advertising and patron transportation costs, partially offset by increases in giveaways and print advertising. The decrease in marketing expenses reflects the ongoing refinement of Eldorado-Shreveport’s marketing programs in response to patron trends. The remaining decrease in Eldorado-Shreveport’s casino expenses resulted from reductions in payroll and related payroll costs.

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

Food, Beverage and Entertainment Expenses. For the year ended December 31, 2010, food, beverage and entertainment expenses decreased as compared to 2009. Eldorado-Reno’s food and beverage expenses increased primarily as a result of increased cost of sales associated with increased restaurant customer counts and increased liquor costs along with higher group health insurance. Eldorado-Shreveport food and beverage expenses decreased during 2010 compared to 2009 reflecting the decrease in the associated revenues combined with reduced payroll and related costs as a result of cost containment efforts instituted by management. Entertainment expenses decreased slightly in 2010 as the result of having less expensive shows.

For the year ended December 31, 2009, food, beverage and entertainment expenses decreased as compared to 2008. Eldorado-Reno’s food, beverage and entertainment expenses decreased as a result of lower payroll expenditures and cost of sales associated with fewer customers in its restaurants and bars along with the closing of our nightclub in September 2008. Showroom expenses decreased in 2009 due to lower advertising and show production costs. Eldorado-Shreveport food and beverage expenses increased slightly by $0.6 million during the year ended December 31, 2009 compared to 2008, reflecting the increase in the associated revenues. Increased food and beverage costs have been partially offset by increased operating efficiencies.

Hotel Expenses. Hotel expenses decreased for the year ended December 31, 2010, as compared to 2009. Eldorado-Reno hotel expenses increased primarily due to an increase in laundry expense as a result of providing higher quality linens and towels to our guests, including triple sheeting our beds, which resulted in an increase in the amount of bed linen being laundered, along with increased sales and marketing expenses associated with hotel promotions and higher group health insurance. Eldorado-Shreveport hotel expenses decreased during 2010 compared to 2009 reflecting the realization of certain operating efficiencies combined with the reduction in occupancy levels.

Hotel expenses decreased for the year ended December 31, 2009, as compared to 2008. Eldorado-Reno hotel expenses decreased primarily due to a decrease in payroll expenditures. Eldorado-Shreveport hotel expenses decreased slightly during 2009 reflecting lower operating costs.

Selling, General and Administrative Expense and Management Fees. For the year ended December 31, 2010 as compared to 2009, selling, general and administrative expenses and management fees increased slightly. Eldorado-Reno selling, general and administrative expenses decreased in 2010 primarily due to decreases in advertising, general liability insurance and utility expenses partially offset by an increase in travel and entertainment expenses, group health insurance, workers compensation and management fees. General and administrative expenses at Eldorado-Shreveport increased during 2010 compared to 2009 primarily due to increases in payroll and related expenses, electricity costs and other miscellaneous expenses.

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

Historically, the Company pays management fees to Recreational Enterprises, Inc. and Hotel Casino Management, Inc., the owners of 47% and 25% of the Company’s equity interests, respectively. In 2010, a management fee of $120,000 was paid to Recreational Enterprises, Inc. No management fee was paid to either entity for the year ended December 31, 2009. The management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. totaled $500,000 for the year ended December 31, 2008. By agreement, these fees may not exceed 1.5% of the Company’s annual net revenues.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased for the year ended December 31, 2010 compared to 2009 primarily as a result of Eldorado-Reno depreciation expense which decreased by $1.6 million during 2010 compared to 2009 as a fewer assets were placed into service in 2010. Eldorado-Shreveport depreciation and amortization expense did not change significantly during 2010 compared to 2009. Increases in depreciation resulting from the addition of furniture, fixtures and equipment in the current year period were virtually offset by decreases due to the discontinuation of depreciation on property and equipment retired and by the discontinuation of amortization on the recorded value of customer relationships during the third quarter of 2010.

Depreciation and amortization expense increased slightly for the year ended December 31, 2009 compared to 2008 primarily as a result of Eldorado-Shreveport depreciation and amortization expense which increased by $0.5 million during 2009 compared to 2008 as a result of significant property additions made during 2009.

Other Income (Expense)

Other income (expense) is comprised of interest expense, interest income, and other income (loss).

For the year ended December 31, 2010, interest expense decreased to $21.1 million compared to $21.3 million in 2009. Interest expense at Eldorado-Shreveport primarily reflects the accrual of interest on the New Shreveport Notes and the Preferred Capital Contribution Amount. Interest expense at Eldorado-Shreveport during 2010 remained consistent with 2009. In 2010 and 2009, Eldorado-Reno interest expense was $6.0 million and $6.4 million, respectively. In 2010, interest expense decreased as compared to 2009 due to a decrease in outstanding borrowings.

For the year ended December 31, 2009, interest expense decreased to $21.3 million compared to $22.6 million in 2008. Interest expense at Eldorado-Shreveport primarily reflects the accrual of interest on the New Shreveport Notes and the Preferred Capital Contribution Amount. Interest expense at Eldorado-Shreveport during 2009 remained consistent with 2008. In 2009 and 2008, Eldorado-Reno interest expense was $6.4 million and $7.7 million, respectively. In 2009, interest expense decreased as compared to 2008 due to a decrease in outstanding borrowings and in 2008 Eldorado-Reno incurred financing fees of $0.9 million related to the Evansville transaction.

In the fourth quarter of 2009, Eldorado-Reno exercised the warrants relating to the MindPlay settlement agreement with Bally’s and sold the shares so acquired and recorded income resulting from such exercise and sale of $101,000. In 2008, Eldorado-Reno recorded income of $239,000 from MindPlay related to a settlement agreement with Bally’s. In 2008, Eldorado-Reno recognized income associated with warrants received under the terms of the settlement agreement in the amount of $193,000. As of December 31, 2010, Resorts’ financial investment in MindPlay was $0.

Seasonality

Hotel/casino operations in the Reno market are subject to seasonal variation, with the strongest operating results generally occurring in the second and third quarter of each year and the weakest results generally occurring during the period from November through February. Variations occur when weather conditions make travel to Reno by visitors from northern California and the Pacific Northwest difficult. The following table shows Eldorado-Reno’s percentage of gross revenues by quarter for each of 2010, 2009, and 2008.

	2010	2009	2008
First quarter	23.0%	21.3%	23.8%
Second quarter	27.6%	28.6%	24.7%
Third quarter	26.9%	25.9%	28.5%
Fourth quarter	22.5%	24.2%	23.0%

Total	100.0%	100.0%	100.0%

Hotel/casino operations in the Shreveport/Bossier City market are subject to slight seasonal variations, with the strongest operating results generally occurring in the first quarter of each year and the weakest results generally occurring during the fourth quarter.

The following table shows Eldorado-Shreveport’s percentage of gross revenues by quarter for 2010, 2009 and 2008.

	2010	2009	2008
First quarter	25.6%	26.3%	24.7%
Second quarter	24.3%	25.2%	25.2%
Third quarter	26.0%	25.2%	26.5%
Fourth quarter	24.1%	23.3%	23.6%

Total	100.0%	100.0%	100.0%

Liquidity and Capital Resources

Cash Flows

During the years ended December 31, 2010 and 2009, Eldorado generated cash flows from operating activities of $25.2 million and $24.5 million, respectively. The $0.7 million increase in cash provided by operations was comprised of a net decrease in current and other assets and decrease in liability accounts aggregating $5.8 million offset by an increase in net loss of $4.7 million.

During the years ended December 31, 2009 and 2008, Eldorado generated cash flows from operating activities of $24.5 million and $20.2 million, respectively. The $4.3 million increase in cash provided by operations was comprised primarily of an decrease in net loss of $26.4 million related to a decrease in net loss from our unconsolidated affiliates, a $6.8 million acquisition termination charge in 2008, and a $16.55 million impairment in investment in joint venture in 2008, along with various changes in balance sheet accounts which occurred in the normal course of business.

As of December 31, 2010, Eldorado’s cash and cash equivalents were $48.1 million; of which $21.6 million were at the parent company level and $26.5 million were at the Louisiana Partnership, both sufficient for normal operating requirements.

Cash used in investing activities at Eldorado for the years ended December 31, 2010 and 2009 was $8.4 million and $10.2 million, respectively. In 2010 and 2009, cash used in investing activities was primarily for purchases of property and equipment. Cash used in investing activities at Eldorado for the years ended December 31, 2009 and 2008 was $10.2 million and $13.4 million, respectively. In 2009 and 2008, cash used in investing activities was for purchases of property and equipment. Cash provided by financing activities was $0.0 million for the year ended December 31, 2010, compared to cash used in financing activities of $16.2 million for the year ended December 31, 2009. In 2010, cash provided by financing activities related to Resorts paying to the state of Louisiana the members’ Louisiana partnership composite tax of $325,000, principal payments on capital leases, and increased outstanding debt on Resorts’ credit facility.

Cash used in financing activities was $16.2 million for the year ended December 31, 2009, compared to cash used in financing activities of $11.5 million for the year ended December 31, 2008. In 2009, cash used in financing activities was primarily related to decreasing outstanding debt on Resorts’ credit facility. In 2008, cash used in financing activities at Eldorado-Reno related primarily to $2.4 million in distributions to Resorts’ members offset by an increase in outstanding debt on Resorts’ credit facility. Eldorado-Shreveport spent $9.3 million during the first quarter of 2008 to redeem substantially all of the Louisiana Partnership’s outstanding non-voting partnership equity interests.

In July 2010, Eldorado renewed its property and liability insurance policies each covering a 12-month period. Under these policies, the Eldorado-Reno and the Silver Legacy have combined earthquake coverage of $186 million and combined flood coverage of $250 million. In the event that an earthquake causes damage only to Eldorado-Reno’s property, Eldorado-Reno is eligible to receive up to $186 million in coverage, depending on the replacement cost. However, in the event that both properties are damaged, Eldorado-Reno is entitled to receive, to the extent of any replacement cost incurred, any portion of the $186 million remaining after satisfaction of the claim of the Silver Legacy with respect to its property. In the event that a flood causes damage only to Eldorado-Reno’s property, Eldorado-Reno is eligible to receive up to $250 million in coverage, depending on the replacement cost. However, in the event that both properties are damaged, Eldorado-Reno is entitled to receive, to the extent of any replacement cost incurred, up to $109 million of the coverage amount (based on its percentage of the total flood coverage) and the portion of the other $141 million, if any, remaining after satisfaction of the claim of the Silver Legacy with respect to its property. Eldorado-Shreveport is eligible to receive up to $100 million of flood coverage independently and irrespective of any losses at the other properties.

Eldorado’s insurance policy also includes combined terrorism coverage for Eldorado-Reno and the Silver Legacy up to $800 million. In the event that an act of terrorism causes damage only to Eldorado-Reno’s property, Eldorado-Reno is eligible to receive up to $800 million in coverage, depending on the replacement cost. However, in the event that both properties are damaged, Eldorado-Reno is entitled to receive, to the extent of any replacement cost incurred, up to $350 million of the coverage amount (based on its percentage of the total reported property values) and the portion of the other $450 million, if any, remaining after satisfaction of the claim of the Silver Legacy. This policy also covers the Eldorado-Shreveport, discussed under “Shreveport, Louisiana Transactions”, below. In the event that an act of terrorism causes damage to Eldorado-Reno, Silver Legacy and the Eldorado-Shreveport, Eldorado-Reno is entitled to receive, to the extent of any replacement cost incurred, up to $273 million of the coverage amount (based on its percentage of the total reported property values) and the portion of the other $527 million, if any, remaining after satisfaction of the claims to the other two properties.

The operating agreement of Eldorado dated April 1, 2009 obligates Eldorado, to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such members’ allocable share of the taxable income of Eldorado multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year. And, prior to the formation of Eldorado, Resorts’ operating agreement had a similar provision. In 2009, the Louisiana Partnership made a $325,000 distribution on behalf of ES#1 and ES#2 to the State of Louisiana. During the year ended December 31, 2008, Resorts made a $1.2 million tax distribution to its members relating to the year ended December 31, 2007 and an additional $1.2 million tax distribution to its members relating to the year ended December 31, 2008. No tax or other distributions were made to the members of Eldorado or Resorts in 2009. In 2010, a $325,000 distribution was made in the second quarter by Resorts to Eldorado and, in turn, by Eldorado to its members for the members’ Louisiana partnership composite tax.

Under the terms of Eldorado’s operating agreement, at any time after the occurrence of a “Material Event” (as defined) or at any time after June 14, 2015 (the “Trigger Date”) NGA AcquisitionCo or its permitted assignee(s) (the “Interest Holder”) will have the right to sell (“Put”) all but not less than all of its 14.47% interest in Eldorado (the “14.47% Interest”) to Eldorado and Eldorado will have the right to purchase (“Call”) all but not less than all of the Interest Holder’s 17.0359% interest in Eldorado (the “17.0359% Interest”), at a price equal to the fair market value of the interest being acquired without discounts for minority ownership and lack of marketability, as determined by mutual agreement of the Interest Holder and Eldorado or, in the event that after 30 days the Interest Holder and Eldorado have not mutually agreed on a purchase price, then at the purchase price determined by the average of two appraisals by nationally recognized appraisers of private companies, provided the two appraisals are within a 5% range of value based upon the lowest of the two appraisals. If the two appraisals are not within the 5% range, the purchase price will be determined by the average of a third mutually acceptable, independent, nationally recognized appraiser of private companies and the next nearest of the first two appraisals unless the third appraisal is at the mid-point of the first two appraisals, in which event the third appraisal will be used to established the fair market value. So long as a Material Event has not occurred, the Interest Holder will have the right to unilaterally extend the Trigger Date for up to two one-year extension periods. Upon exercise of either the Call or the Put, Eldorado’s operating agreement provides that the transaction close within one year of the exercise of the right unless delayed for necessary approvals from applicable gaming authorities.

As defined in Eldorado’s operating agreement, a “Material Event” for the purpose of allowing Eldorado to exercise the right to Call the 17.0359% Interest means the loss, forfeiture, surrender or termination of a material license or finding of unsuitability issued by one or more of the applicable gaming authorities with respect to Timothy Janszen, AcquisitionCo or any transferee of AcquisitionCo or any affiliate of AcquisitionCo. If a Material Event occurs that permits Eldorado to exercise its Call right prior to the

Trigger Date, the Interest Holder will be obligated to provide carry back financing to Eldorado on terms and conditions reasonably acceptable to Eldorado. If a Call is required or ordered by any applicable gaming authority, the Call will be on the terms provided for in Eldorado’s operating agreement, unless other terms are required by any of the applicable gaming authorities, in which event the Call will be on those terms.

As defined in Eldorado’s operating agreement, a “Material Event” for the purpose of allowing the Interest Holder to exercise the right to Put the 14.47% Interest to Eldorado means the loss, forfeiture, surrender or termination of a material license or finding of unsuitability by any applicable gaming authority with respect to Eldorado, or any affiliates of Eldorado (other than AcquisitionCo or its affiliates), including, but not limited to, the Eldorado-Reno, the Eldorado-Shreveport and Silver Legacy.

Under the terms of a separate Put-Call Agreement, the Interest Holder is entitled, if it exercises its Put right under Eldorado’s operating agreement, to require Carano to purchase from it the portion of the 17.0359% Interest acquired by AcquisitionCo from Carano. In that event, the purchase price payable by Carano will be the amount determined by multiplying the purchase price payable to the Interest Holder for the 14.47%Interest, as determined in accordance with the terms of Eldorado’s operating agreement, by a fraction the numerator of which is the percentage interest in Eldorado being sold to Carano and the denominator of which is the percentage interest in Eldorado being sold to Eldorado.

Resorts is subject to certain covenants under the indenture relating to the 9% senior notes due 2014 co-issued by Resorts and a wholly owned subsidiary of Resorts that impose limitations on Resorts. So long as these covenants are in effect, they may limit or prevent Resorts from taking one or more actions, including but not limited to distributions to Eldorado or the consent to liens on the assets of Resorts, in the event the Interest Holder exercises its Put right under Eldorado’s operating agreement or Eldorado exercises its Call right. Accordingly, one or more then applicable covenants may, in effect, prohibit the purchase of the 14.47% Interest or the 17.0359% Interest unless all of the actions required to accomplish such transaction, at the time it occurs, can be accomplished in accordance with such covenant’s provisions or any non-compliance is waived by the lenders under the credit facility and/or the holders of the 9% notes, as applicable. There can be no assurance that any waivers that may be required to consummate a transaction can be obtained or that Eldorado will be able to eliminate any covenant restrictions by the repayment of any indebtedness then owed to the creditors whom the covenants are intended to benefit or otherwise.

The Louisiana Partnership joint venture agreement obligates the Louisiana Partnership to distribute to each of its partners quarterly for as long as the Louisiana Partnership is not taxed as a corporation, an amount of “Distributable Cash Flow” (as defined) equal to the partner’s allocable share of our taxable income, as adjusted in accordance with the terms of the Joint Venture Agreement, multiplied by a percentage equal to the greater of (a) the sum of (i) the highest federal marginal income tax rate in effect for individuals (after giving effect to the federal income tax deduction for state and local income taxes and taking into account the effects of Internal Revenue Code sections 67 and 68 as if the individual’s only income was the income allocated to such individual in his or her capacity as one of its partners) plus (ii) the highest marginal Louisiana and Shreveport, Louisiana income tax rates in effect for individuals or (b) the sum of (i) the highest federal marginal income tax rate in effect for corporations plus (ii) the highest marginal Louisiana and Shreveport, Louisiana income or franchise tax rates in effect for corporations (after giving effect to the federal income tax deduction for such state and local income or franchise taxes). The Louisiana Partnership made a $1.5 million tax distribution for the year ended December 31, 2008. The Louisiana Partnership made no tax distribution in 2009. The Louisiana Partnership made a $325,000 tax distribution for the year ended December 31, 2010.

Eldorado’s future sources of liquidity are anticipated to be from its operating cash flow and capital lease financing for certain fixed asset purchases. Eldorado-Reno’s anticipated uses of cash in 2011 will be for (i) new slot system ($2.4 million), (ii) restaurant and bar remodel and maintenance ($1.7 million), and (iii) recurring capital expenditures (estimated at approximately $1.3 million), and (iv) debt service. We believe Eldorado-Reno’s capital resources are adequate to meet its obligations, including the funding of its debt service, until April 15, 2014 when Resorts’ 9% Notes become due and payable and we will be required to refinance the indebtedness evidenced by the bonds, and recurring capital expenditures. We believe Eldorado-Shreveport’s capital resources are adequate to meet its obligations, including the funding of its debt service, until August 1, 2012 when the Louisiana Partnership’s New Shreveport Notes become due and payable and we will be required to refinance the indebtedness evidenced by the bonds, and recurring capital expenditures. Eldorado-Shreveport is planning to spend approximately $4.0 million during 2011 for, among other things, costs associated with hotel and lounge renovations and the purchase of new slot machines.

At December 31, 2010, Resorts had outstanding $64.5 million in aggregate principal amount of the 9% Notes and the Louisiana Partnership had outstanding (i) $124.5 million in aggregate principal amount of the New Shreveport Notes, and (ii) $19.3 million of 13% Preferred Equity Interest.

At December 31, 2010, Eldorado had $21.6 million of cash and cash equivalents at Eldorado-Reno and it had approximately $12.0 million of borrowing capacity under Resorts’ credit facility. As of December 31, 2010, there was no indebtedness under the credit facility which matured on February 28, 2011 and was not renewed. Resorts was in compliance with all of the covenants under the credit facility as of December 31, 2010.

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

On March 31, 2009, Resorts and a newly formed, wholly owned subsidiary of Resorts (“Resorts Indiana”), entered into a definitive agreement (the “Evansville Agreement”) pursuant to which Resorts Indiana agreed to purchase from Aztar Riverboat Holding Company, LLC (the “Seller”) all of the membership interests in Aztar Indiana Gaming Company, LLC (“Aztar Indiana”), an indirect subsidiary of Tropicana Casinos and Resorts.

On May 5, 2009, Tropicana Entertainment, LLC and certain of its affiliated entities, including Aztar Indiana and the Seller, filed for bankruptcy relief under Chapter 11 of the Bankruptcy Code. As a result of the filing, the Seller became entitled, at its option, to assume or reject prepetition executory contracts such as the Evansville Agreement, subject to approval of the bankruptcy court. On September 22, 2009, the bankruptcy court approved bidding procedures to allow Tropicana to seek higher and better bids to purchase Aztar Indiana. As a result of the process, no higher or better bids were received. Accordingly, a sale hearing was scheduled before the bankruptcy court where Tropicana was to seek the entry of an order approving and authorizing the sale of Aztar Indiana to us pursuant to the Evansville Agreement.

On November 20, 2009, in light of uncertainty regarding whether the acquisition of Casino Aztar would close, Resorts and the Seller agreed to terminate the Evansville Agreement with the following terms of settlement: (i) payment of $5 million of Resorts’ escrowed deposit to the Seller with the balance, including any accrued interest less escrow costs, being distributed to Resorts, (ii) the right of Resorts to a $5 million credit against any consideration otherwise owed by Resorts in the event of any future agreement of Resorts to acquire Aztar Indiana or an interest therein, and (iii) mutual releases of the parties from any further obligation under the Evansville Agreement. On November 26, 2009 the bankruptcy court approved the terms of settlement and we gave notice of our termination of the commitment for the financing related to the proposed acquisition of Aztar Indiana.

9% Senior Notes due 2014

On April 20, 2004, Resorts and Capital issued $64.7 million original principal amount of the 9% Notes which are unsecured senior obligations due April 15, 2014. As of December 31, 2010, Resorts had outstanding $64.5 million in aggregate principal amount of the 9% Notes. Interest on the 9% Notes is payable semi-annually on April 15 and October 15, beginning on October 15, 2004. Resorts may redeem the 9% Notes, in whole or in part, upon not less than 30 days notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and Liquidated Damages (as defined), if any, to the applicable redemption date if redeemed during the 12-month period beginning on April 15 of the years indicated:

Year	Percentage
2010	103.00
2011	101.50
2012 and thereafter	100.00

Upon a change of control event, each holder of the 9% Notes may require Resorts to repurchase all or a portion of its 9% Notes at a purchase price equal to 101% of the principal amount of the 9% Notes, plus accrued interest. The indenture relating to the 9% Notes contains covenants applicable to Resorts and its restricted subsidiaries that, among other things, limit our ability and, in certain instances, the ability of our restricted subsidiaries, to incur indebtedness, make distributions to the holders of our equity, purchase our equity securities, make payments on our subordinated indebtedness other than in accordance with the original terms thereof, incur liens, and merge, consolidate or transfer all or substantially all of our assets. These covenants are subject to a number of important qualifications and exceptions. As of December 31, 2010, Resorts was in compliance with all of these covenants.

10% First Mortgage Notes due 2012

Pursuant to the Plan, on July 21, 2005, the Louisiana Partnership and Shreveport Capital (together, the “Shreveport Issuers”) co-issued $140 million of New Shreveport Notes, which provide for interest at the rate of 10% per annum and become due and payable in 2012. Interest on the New Shreveport Notes is payable semiannually each February 1 and August 1, commencing February 1, 2006. Such interest is payable in cash or, at our option, through the issuance of additional New Shreveport Notes for all or a portion of the amount of interest then due. However, this option to issue additional New Shreveport Notes in lieu of cash payments for interest may only be made for four semiannual interest payments (which need not be consecutive) and, with limited exceptions, may not be made once a “Preferred Capital Contribution Amount”, as defined below, has been redeemed or otherwise acquired by the Shreveport Issuers. On February 1 and August 1, 2006, respectively, the Shreveport Issuers issued $8.2 million and $7.4 million of additional New Shreveport Notes due 2012 in lieu of making the cash interest payments. Since February 1, 2007, the Louisiana Partnership has paid in cash all of its semiannual interest payments with respect to the New Shreveport Notes.

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

The New Shreveport Notes were issued under an Amended and Restated Indenture, dated as of July 21, 2005, by and among the Shreveport Issuers and U.S. Bank National Association, as trustee (as amended, the “Shreveport Indenture”). The Shreveport Indenture includes covenants that, among other things, impose restrictions (subject to certain exceptions) on the Louisiana Partnership’s ability and its “Restricted Subsidiaries” (as defined in the Shreveport Indenture) to declare or pay distributions on account of their equity interests, purchase or otherwise acquire their equity interests, make certain payments on or with respect to pari passu or subordinated indebtedness, make investments, sell their assets, incur liens, engage in transactions with their affiliates, incur indebtedness and issue preferred equity. The New Shreveport Notes are secured by a first priority security interest in substantially all of the Louisiana Partnership’s current and future assets. The liens of the holders of the previously outstanding First Mortgage Notes and Senior Secured Notes under the related indentures and collateral documents were amended and restated and continue as first priority liens securing the New Shreveport Notes. In addition, ES#1 and ES#2 have pledged their interests in the Louisiana Partnership, and Resorts has pledged its interests in ES#1 and ES#2, for the benefit of the holders of the New Shreveport Notes. As of December 31, 2010, the Louisiana Partnership was in compliance with all of these covenants.

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

The New Shreveport Notes mature on August 1, 2012 and there can be no assurance that the Louisiana Partnership will be able to refinance the mortgage notes on terms that are acceptable to Eldorado and the Louisiana Partnership, or at all. If the Louisiana Partnership is unable to refinance its obligations with respect to the mortgage notes, the holders thereof will be entitled to exercise the remedies provided in the indenture governing the notes, including foreclosing on the assets securing the mortgage notes. If the Louisiana Partnership is unable to refinance the notes by August 1, 2012, it would have a material adverse effect on Eldorado’s and the Louisiana Partnership’s business and financial position.

Moreover, amounts outstanding under the Louisiana Partnership’s notes will be classified as “current obligations” for financial reporting purposes beginning August 1, 2011. In the event that the Louisiana Partnership is unable to refinance such amounts by the time of the delivery of its annual report for the year ending December 31, 2011, it could affect the Louisiana Partnership’s independent registered public accounting firm’s assessment of its ability to continue as a going concern, would have a material adverse effect on the Louisiana Partnership’s consolidated financial position and would raise substantial doubt as to the ability to continue as a going concern.

Preferred Return on Preferred Capital Contribution Amount

On July 21, 2005, SGH acquired a 25% non-voting partnership equity interest and a $20 million preferred equity interest in the Louisiana Partnership pursuant to the Plan. On July 22, 2005, ES#1 converted 55,006 shares of the common stock of SGH into (i) a 1.4% non-voting partnership interest in the Louisiana Partnership (reducing SGH’s interest to 23.6%) and (ii) the right to distributions by the Louisiana Partnership in respect of $1.12 million of the preferred equity interests of SGH (reducing the amount retained by SGH to $18.88 million). The preferred equity interest was initially valued at its face amount of $20 million. On December 19, 2007, Resorts exercised an available call option to require SGH to sell to the Louisiana Partnership all of its remaining 23.6% non-voting interest in the Louisiana Partnership. The Call Purchase Price of $9.3 million was paid on March 20, 2009. The payment was recorded during the first quarter of 2008 as a charge to partners’ equity for the redemption of non-voting partnership equity interests.

        The Louisiana Partnership’s Fourth Amended and Restated Joint Venture Agreement, dated as of July 21, 2005, as amended by a Fifth Amended and Restated Joint Venture Agreement, dated as of July 22, 2005 (the “Joint Venture Agreement”), provides for a “Preferred Return” (as defined) on the “Preferred Capital Contribution Amount” (as defined) to SGH, and each transferee of any of SGH’s interest in the Louisiana Partnership that becomes a partner in the Louisiana Partnership in accordance with the Joint Venture Agreement (each an “SGH Transferee”). As defined in the Joint Venture Agreement, “Preferred Capital Contribution Amount” means $20 million, less the cumulative amounts distributed from time to time in payment of the Preferred Capital Contribution Amount. As defined in the Joint Venture Agreement, “Preferred Return” means an amount calculated in the same manner as interest on a loan accruing daily from June 30, 2005, at an annual rate of 13% (based upon a 365- or 366- day year, as applicable), compounded quarterly on the last day of each fiscal quarter of each applicable year, taking into account distributions of Preferred Return made pursuant to the Joint Venture Agreement as if they were payments of interest and distributions in payment of the Preferred Capital Contribution Amount made pursuant to the Joint Venture Agreement as if they were payments of principal. As of December 31, 2010 and 2009, accrued interest with respect to the Preferred Capital Contribution Amount was $433,000 for both periods, of which $24,000 for both periods, was payable to ES#1.

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

Commitments and Contingencies

City of Shreveport Ground Lease and Admission Fees

The Louisiana Partnership entered into a ground lease with the City of Shreveport for the land on which Eldorado-Shreveport was built. The lease has an initial term that ended December 20, 2010, with subsequent renewals for up to an additional 40 years. The base rental amount during the initial ten-year lease term was $450,000 per year. We have extended the lease for the first five-year renewal term during which the base annual rental will be $402,500. The annual base rental payment will increase by 15% during each of the second, third, fourth and fifth five-year renewal terms with no further increases. The base rental portion of the ground lease is being amortized on a straight-line basis. In addition to the base rent, the lease requires percentage rent based on adjusted gross receipts to the City of Shreveport and payments in lieu of admission fees to the City of Shreveport and the Bossier Parish School Board. Ground lease rentals amounted to approximately $2.1 million during both 2010 and 2009, including percentage rentals amounting to $1.5 million in both years. Payments in lieu of admission fees and school taxes amounted to $6.5 for the year ended December 31, 2010.

Contractual Commitments

The following table summarizes our estimated contractual payments, as of December 31, 2010 (in thousands).

Payment due by Period	Long-Term Debt Instruments	Interest payments on long-term debt (1)	Preferred Equity Interest (2)	Capital Leases	Operating Leases (3)	Total
2011	$—	$18,251	$—	$465	$1,108	$19,824
2012	124,483	12,010	—	465	752	137,710
2013	—	5,803	19,313	437	647	26,200
2014	64,475	2,901	—	202	543	68,121
2015	—	—	—	—	532	532
Thereafter	—	—	—	—	22,101	22,101

Total	$188,958	$38,965	$19,313	$1,569	$25,683	$274,488

(1)	Interest payments assume that the Louisiana Partnership did not utilize the provision under the New Indenture allowing the Louisiana Partnership to issue additional New Shreveport Notes in lieu of making interest payments. The Louisiana Partnership has the option of doing this two more times.
(2)	Includes interest of $433.
(3)	Includes ground lease; base fee, cash payment only.

The repayment of Resorts’ long-term debt, which consists of indebtedness evidenced by the 9% Notes, is subject to acceleration upon the occurrence of an event of default under the credit facility or the indenture relating to the 9% Notes.

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

The Louisiana Partnership leases retail space located across the street from the casino/hotel complex to unrelated retail tenants. Rental revenue during 2010 amounted to less than $0.2 million. There are currently two tenants renting retail space under rental agreements expiring in 2011 which have optional renewal periods. Rental payments are comprised of fixed monthly amounts, percentage rentals and common area maintenance payments.

ITEM 7B.	Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

ITEM 8.	Financial Statements and Supplementary Data.

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

Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management evaluated the internal control over financial reporting using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation as of December 31, 2010, management has concluded that the Company’s internal control over financial reporting is effective based on those criteria.

ITEM 9B.	OTHER INFORMATION.

None

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company is managed by a board of managers which has three members who are Timothy T. Janszen (who is also the Company’s Operating Manager), Ryan Langdon and Roger May. Each of the Company’s managers may be removed from the Company’s board of managers at any time, with or without cause, by VoteCo as the holder of all of the Company’s voting equity. A majority of the Company’s managers may remove the Operating Manager from the position of Operating Manager (but not from the position of manager). The approval of a majority of the Company’s managers is required to elect a new Operating Manager, who must be selected from among the members of the Company’s board of managers. Other than its Operating Manager, the Company does not have any executive officers.

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

The following table sets forth information as of the date of this report, regarding each manager of the Company and each manager of Eldorado.

Name	Age	Position(s)
Timothy T. Janszen(1)	46	Manager of the Company and Eldorado and Operating
		Manager of the Company
Ryan Langdon(2)	38	Manager of the Company
Roger A. May(3)	45	Manager of the Company
Donald L. Carano(4)	79	Manager of Eldorado
Gary L. Carano(5)	58	Manager of Eldorado
Raymond J. Poncia, Jr.(6)	77	Manager of Eldorado
Thomas R. Reeg (7)	37	Manager of Eldorado

(1)	Mr. Janszen has been a manager of the Company since July 1, 2007 and its operating manager since December 1, 2010. In his capacity as the Company’s Operating Manager, Mr. Janszen performs certain services for the Company commonly performed by a principal executive officer. Mr. Janszen is the designated representative on Eldorado’s board of managers of AcquisitionCo, which became a member of Resorts’ board of managers upon the closing of the Company’s acquisition of its interest in Resorts on December 14, 2007 and a member of Eldorado’s board of managers effective April 1, 2009 when Resorts became the wholly owned subsidiary of Eldorado.
(2)	Mr. Langdon has been a manager of the Company since July 1, 2007.
(3)	Mr. May has been a manager of the Company since July 1, 2007. In his capacity as a manager of the Company, Mr. May performs certain services for the Company commonly performed by a principal financial officer.
4)	Mr. Carano is the designated representative on Eldorado’s board of managers of Recreational Enterprises, Inc., a Nevada corporation, which has been a member of Resorts’ board of managers since 1996 and a member of Eldorado’s board of managers since April 1, 2009 when Resorts became the wholly owned subsidiary of Eldorado.
(5)	Mr. Carano is the designated representative on Eldorado’s board of managers of Recreational Enterprises, Inc., a Nevada corporation, which has been a member of Resorts’ board of managers since 1996 and a member of Eldorado’s board of managers since April 1, 2009 when Resorts became the wholly owned subsidiary of Eldorado.
(6)	Mr. Poncia is the designated representative of Hotel-Casino Management, Inc., a Nevada corporation, which has been a member of Resorts’ board of managers since 1996 and a member of Eldorado’s board of managers since April 1, 2009 when Resorts became the wholly owned subsidiary of Eldorado.
(6)	Mr. Reeg has been a member of Resorts’ Board of Managers since December 2007. Mr. Reeg became the Senior Vice President of Strategic Development for Resorts in January 2011.

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

Donald L. Carano. Mr. Carano has served as Chief Executive Officer of, and has, individually or together with members of his immediate family, owned a controlling interest in, Resorts or its predecessor since 1973. Mr. Carano served as President of Resorts or its predecessor from 1973 until 2004, and as a member of Resorts board of managers since its formation in 1996 and as President and as a director of Capital since its incorporation in 1996. Previously, he was an attorney with the firm of McDonald Carano Wilson LLP, with which he maintains an “of counsel” relationship. Mr. Carano has been involved in the gaming industry and has been a licensed casino operator since 1969. Mr. Carano’s commitment to the development and promotion of tourism in Reno has earned him several awards, including the Nevada Food and Beverage Directors Association Man-of-the-Year Award, the American Lung Association 1993 Distinguished Community Service Award and the 1992 Hotelier of the Year Award. Also, since 1984, Mr. Carano has been the Chief Executive Officer of the Ferrari Carano Winery. He is the father of Gary, Gene, Glenn and Gregg Carano and is married to Rhonda Carano.

Gary L. Carano. Mr. Carano has been a designated representative of Recreational Enterprises, Inc., a manager of Eldorado, since 1996 and, in that capacity served on the board of managers of Resorts and, since April 1, 2009 when Resorts became the wholly owned subsidiary of Eldorado, and has served in that capacity on the board of managers of Resorts since 1996. Mr. Carano has served as General Manager of the Silver Legacy since 1995. Mr. Carano has served as President and Chief Operating Officer of Resorts since 2004 and Eldorado since April 1, 2009, when Resorts became the wholly owned subsidiary of Eldorado. Previously, he served as Assistant General Manager, General Manager and Chief Operating Officer of the Eldorado from 1980 to 1994. Mr. Carano holds a Bachelor’s Degree in Business Administration from the University of Nevada, Reno.

Raymond J. Poncia, Jr. Mr. Poncia has been the designated representative on the Eldorado board of managers of Hotel-Casino Management, Inc., since April 1, 2009 when Resorts became the wholly owned subsidiary of Eldorado, and has served in that capacity on the board of managers of Resorts since 1996. Mr. Poncia has had an ownership interest in the Eldorado-Reno since 1973 and has been involved in the gaming industry since 1968. He has been involved with the Eldorado-Reno in the areas of development, architectural and interior design, construction financing and business planning. Mr. Poncia received his architectural degree from Case-Reserve University and has been a licensed architect in private practice since 1960.

Thomas R. Reeg, CFA. Mr. Reeg has been a member of Resorts’ Board of Managers since December 2007. Mr. Reeg became the Senior Vice President of Strategic Development for Resorts in January 2011. Mr. Reeg was the Senior Managing Director of Newport Global Advisors L.P. from September 2005 through November 2010. Prior to joining Newport Global Advisors L.P., Mr. Reeg held a number of positions, most recently Managing Director and portfolio manager, in the High Yield Group of AIG Global Investment Group from 2002 to September 2005. Mr. Reeg was responsible for co-management of the high yield mutual fund portfolios. Mr. Reeg joined AIG Global Investment Group in 2002 as a senior high yield investment analyst where he coordinated credit research in the gaming, lodging and utilities sectors. Prior to joining AIG Global Investment Group, Mr. Reeg was a senior high yield research analyst covering telecommunications, casino, lodging and leisure sectors at Bank One Capital Markets. Mr. Reeg’s previous experience also includes similar high yield research positions with ABN AMRO and Bank of America Securities. Mr. Reeg was a member of the Board of Managers of NGA HoldCo, LLC from January 2007 through November 2010. He received a Bachelor of Business Administration in Finance from the University of Notre Dame in 1993. Mr. Reeg is a Chartered Financial Analyst.

Audit Committee Financial Expert

The Company’s Board of Managers, which does not have a separate audit committee, has determined that Timothy T. Janszen, who is a member of the Board of Managers and the Company’s Operating Manager, is an “audit committee financial expert” in that he has the following attributes:

•	an understanding of generally accepted accounting principles and financial statements;

•	the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

•

experience preparing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements or experience actively supervising one or more persons engaged in such activities;

•	an understanding of internal control over financial reporting; and

•	an understanding of audit committee functions.

Reference is made to the description of Mr. Janszen’s business experience which appears above. The Board of Managers has also determined that no member of the Board of Managers, including Mr. Janszen, is “independent” as that term is defined under current rules of the New York Stock Exchange (the “NYSE”). None of the Company’s securities are listed on the NYSE or any other national securities exchange or any national securities association, nor is there any current intention to so list any securities of the Company in the future.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our managers, executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, the “reporting persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports. Based on written representations received from our reporting persons, we believe that no filings were required to be made by those reporting persons for the period January 1, 2010 through December 31, 2010.

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

The Company’s managers, including its Operating Manager, are not entitled to compensation from the Company for any services rendered to or on behalf of the Company, or otherwise, in their capacities as managers of the Company and, accordingly, no compensation for such services has been paid to the Company’s managers by or on behalf of the Company. The Company’s managers, including the Operating Manager, also are not compensated by or on behalf of the Company for any other services they provide to the Company, including the services performed by Mr. Janszen that are commonly performed by a principal executive officer and the services performed by Mr. May that are commonly performed by a principal financial officer or a principal accounting officer. The Company’s managers are entitled to reimbursement from the first available funds of the Company for direct out-of-pocket costs and expenses they incur on behalf of the Company that directly relate to the business and affairs of the Company. During 2010, the Company did not have any named executive officers other than its Operating Manager, Timothy T. Janszen (and, before he assumed the position of Operating Manager in December 2010, Thomas R. Reeg, who served in that capacity), who in the case of Mr. Janszen and Mr. Reeg, each during the year ended December 31, 2010 performed services for the Company commonly performed by a principal executive officer, for which neither received any compensation from the Company. Roger A. May, a Manager of the Company, performed services for the Company during the year ended December 31, 2010 commonly performed by a principal financial officer, for which Mr. May received no compensation from the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this report, information regarding the beneficial ownership of the Company’s voting securities by all persons known to be the beneficial owners of more than 5% of any voting class of Company securities.

Name of Beneficial Owner(1)	Title of Class of Company Securities	Amount and Nature of Beneficial Ownership(2)	Percent of Class
NGA VoteCo, LLC	Class A Units	1 Unit (3)	100	%(3)
Timothy T. Janszen(4)	Class A Units	1 Unit (5)	100	%(5)
Ryan Langdon(6)	Class A Units	1 Unit (5)	100	%(5)
Roger A. May(7)	Class A Units	1 Unit (5)	100	%(5)

(1)	The address for each beneficial owner is:

c/o Newport Global Advisors LP

21 Waterway Avenue, Suite 150

The Woodlands, TX 77380

(2)	Beneficial ownership is determined in accordance with the Exchange Act, as amended, and the rules and regulations promulgated thereunder.

(3)	VoteCo directly owns one Class A Unit of the Company, which is the only Class A Unit of the Company that is issued and outstanding.
(4)	Timothy T. Janszen is a member of the Company’s and VoteCo’s board of managers and the operating manager of VoteCo and the Company.
(5)	Timothy T. Janszen, Ryan Langdon and Roger A. May (collectively, the “VoteCo Equityholders”) are the voting members of VoteCo holding 42.85, 42.85 and 14.3 VoteCo Units, respectively. These individuals may be deemed to form a “group” holding all 100 VoteCo Units and, as a result, each such individual may be deemed to be a beneficial owner of the Class A Unit of the Company directly held by VoteCo.
(6)	Mr. Langdon is a member of the Company’s and VoteCo’s board of managers.
(7)	Mr. May is a member of the Company’s and VoteCo’s board of managers.

The following table sets forth, as of the date of this report, information regarding the beneficial ownership by each of the Company’s managers, Timothy T. Janszen, Ryan Langdon and Roger A. May, of each class of equity securities of the Company, the Company’s parent or the Company’s subsidiaries of which he owns any beneficial interest. Mr. Janszen, who is the Company’s operating manager, and performs services for the Company commonly performed by a principal financial officer, is the Company’s only named executive officer.

Name of Company Manager(1)	Title of Class of Securities	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Timothy T. Janszen(3)	VoteCo Units	42.85 Units (4)	42.85	%(4)
	Company Class A Units	1 Unit (5)	100	%(5)
	Blocker Units	100 Units (6)	100	%(6)
	AcquisitionCo Units	100 Units (7)	100	%(7)
Ryan Langdon(8)	VoteCo Units	42.85 Units (9)	42.85	%(9)
	Company Class A Units	1 Unit (5)	100	%(5)
	Blocker Units	100 Units (6)	100	%(6)
	AcquisitionCo Units	100 Units (7)	100	%(7)
Roger A. May(10)
	VoteCo Units	14.3 Units (11)	14.3	%(11)
	Company Class A Units	1 Unit (5)	100	%(5)
	Blocker Units	100 Units (6)	100	%(6)
	AcquisitionCo Units	100 Units (7)	100	%(7)
Company Managers and Executive Officers of the Company as a Group (3 persons)(12)
	Company Class A Units	1 Unit (5)	100	%(5)
	Blocker Units	100 Units (6)	100	%(6)
	AcquisitionCo Units	100 Units (7)	100	%(7)

(1)	The address for each manager of the Company is:

c/o Newport Global Advisors LP

21 Waterway Avenue, Suite 150

The Woodlands, TX 77380

(2)	Beneficial ownership is determined in accordance with the Exchange Act, as amended, and the rules and regulations promulgated thereunder.
(3)	Timothy T. Janszen is the operating manager of VoteCo, the Company, Blocker and AcquisitionCo. Mr. Janszen performs services for the Company commonly performed by a principal executive officer.
(4)	Timothy T. Janszen is the listed owner of these securities.
(5)	VoteCo is the listed owner of one Class A Unit of the Company, which is the only Class A Unit of the Company that is issued and outstanding. Timothy T. Janszen, Ryan Langdon and Roger A. May each may be deemed to be a member of a “group” holding all 100 VoteCo Units and, as a result, each may be deemed to be a beneficial owner of the Class A Unit of the Company, representing the only Class A Unit of the Company issued and outstanding, directly held by VoteCo.
(6)	The Company is the listed owner of all 100 Blocker Units. Timothy T. Janszen, Ryan Langdon and Roger A. May each may be deemed to be a member of a “group” holding all 100 VoteCo Units and, as a result, each may be deemed to be a beneficial owner of all Blocker Units directly held by the Company.
(7)	Blocker is the listed owner of all 100 AcquisitionCo Units. Timothy T. Janszen, Ryan Langdon and Roger A. May each may be deemed to be a member of a “group” holding all 100 VoteCo Units and, as a result, each may be deemed to be a beneficial owner of all AcquisitionCo Units directly held by Blocker.
(8)	Ryan Langdon is a manager of VoteCo, the Company, Blocker and AcquisitionCo.
(9)	Ryan Langdon is the listed owner of these securities.
(10)	Roger A. May is a manager of VoteCo, the Company, Blocker and AcquisitionCo. Mr. May performs services for the Company commonly performed by a principal financial officer or a principal accounting officer.

(11)	Roger A. May is the listed owner of these securities.
(12)	The Company currently has no executive officers, but Timothy T. Janszen, the Company’s operating manager, performs services for the Company commonly performed by a principal executive officer and Roger A. May, a manager of the Company, performs services for the Company commonly performed by a principal financial officer or a principal accounting officer.

Equity Compensation Plans

The following tables set forth certain information relating to equity compensation plans as of December 31, 2010 for the Company, which has no equity compensation plan.

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

The Board of Managers of Eldorado has determined that no member of Eldorado’s Board of Managers is “independent” as that term is defined under current rules of the NYSE. None of Eldorado’s securities are listed on the NYSE or any other national securities exchange or any national securities association, nor is there any current intention to so list any securities of Eldorado in the future.

Company’s Parent

The Company’s only parent is VoteCo, which holds 100% of the voting securities of the Company. The equity owners of VoteCo are Timothy T. Janszen and Ryan Langdon, each of whom owns a 42.85% interest, and Roger A. May, who owns a 14.3% interest.

Related Transactions

Until July 1, 1996, Resorts had historically paid a management fee to each of Recreational Enterprises, Inc. and Hotel Casino Management, Inc. A portion of these fees represented compensation for services provided to Resorts by certain members of the Carano family. Effective July 1, 1996, Resorts entered into a new management agreement (the “Eldorado Management Agreement”) with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. which provides that Recreational Enterprises, Inc. and Hotel Casino Management, Inc. (collectively, the “Managers”) will, among other things, (a) develop strategic plans for Resorts’ business, including preparing annual budgets and capital expenditure plans, (b) provide advice and oversight with respect to financial matters of Resorts, (c) establish and oversee the operation of financial accounting systems and controls and regularly review Resorts’ financial reports, (d) provide planning, design and architectural services to Resorts and (e) furnish advice and recommendations with respect to certain other aspects of Resorts’ operations. In consideration for such services, Resorts pays to the Managers a management fee not to exceed 1.5% of Resorts’ annual net revenues. There is no minimum payment required to be paid to the Managers pursuant the Eldorado Management Agreement. The current term of the Eldorado Management Agreement will continue in effect until July 1, 2011, and the term will continue to be automatically extended for additional three-year periods until it is terminated by one of the parties. In 2010, Resorts paid management fees to Recreational Enterprises, Inc. in the amount of $120,000. No management fees were paid in 2009. Resorts paid management fees to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. of $328,000 and $172,000, respectively, in 2008. There can be no assurance that the terms of the Eldorado Management Agreement are at least as favorable to Resorts as could be obtained from unaffiliated third parties. Recreational Enterprises, Inc. is beneficially owned by members of the Carano family and Hotel Casino Management, Inc. is beneficially owned by members of the Poncia family. Donald M. Carano and Raymond J. Poncia, Jr. are members of Resorts’ and Eldorado’s boards of managers.

Resorts owns the parcel on which the Eldorado-Reno is located, except for approximately 30,000 square feet which is leased from C, S and Y Associates, a general partnership of which Donald Carano is a general partner (the “C, S and Y Lease”). The C, S and Y Lease expires on June 30, 2027. Annual rent is payable in an amount equal to the greater of (i) $400,000 or (ii) an amount based on a decreasing percentage of Eldorado-Reno’s gross gaming revenues for the year ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75 million. Rent pursuant to the C, S and Y Lease amounted to approximately $598,000, $605,000 and $624,000 in 2010, 2009 and 2008, respectively. In the opinion of Resorts’ management, the terms of the C, S and Y Lease are at least as favorable to Resorts as could have been obtained from unaffiliated third parties.

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

Resorts owns a 21.25% interest in Tamarack Crossings, LLC, a Nevada limited liability company, which owns and operates Tamarack Junction (“Tamarack”), a small casino in south Reno, Nevada. Resorts had a nontransferable option to purchase from Donald Carano, at a purchase price equal to his cost plus any undistributed income attributable thereto (which amounted to approximately $2.6 million at December 31, 2010), an additional 10.0% interest in Tamarack Crossings, LLC, which expired on June 30, 2010 without being exercised. Donald Carano currently owns a 26.25% interest in Tamarack Crossings, LLC. Four members of Tamarack Crossings, LLC, including Resorts and three unaffiliated third parties, manage the business and affairs of the Tamarack. At December 31, 2010 and 2009, Resorts’ financial investment in Tamarack Crossings, LLC was $5.3 million and $5.4 million, respectively. Resorts’ capital contribution to Tamarack Crossings, LLC represents its proportionate share of the total capital contributions of the members. Additional capital contributions of the members, including Resorts, may be required for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings.

From time to time Resorts leases aircraft owned by Recreational Enterprises, Inc., for use in operating its business. In 2010, 2009, and 2008, lease payments for the aircraft totaled approximately $1.0 million, $0.9 million and $1.2 million, respectively. In the opinion of Eldorado’s management, the lease terms were at least as favorable to Resorts as could have been obtained from an unaffiliated third party.

From time to time Resorts leases a yacht owned by Sierra Adventure Equipment, a limited liability company beneficially owned by Recreational Enterprises, Inc., for use in operating its business. In 2010, 2009 and 2008, lease payments for the yacht totaled approximately $43,500, $2,500 and $81,500, respectively. In the opinion of Resorts’ management, the lease terms were at least as favorable to Resorts as could have been obtained from an unaffiliated third party.

Eldorado occasionally purchases wine directly from the Ferrari Carano Winery, which is owned by Recreational Enterprises, Inc. and Donald Carano. The wine purchases are sent directly to customers in appreciation of their patronage. In 2010, 2009 and 2008, the Company spent approximately $77,000, $43,000 and $63,500, respectively, for these products. In the opinion of the Resorts’ management, the purchases were on terms as least as favorable to Resorts as could have been obtained from an unaffiliated third party.

In 2010, a $325,000 distribution was made in the second quarter by Resorts to HoldCo and, in turn, by HoldCo to its members for the members’ Louisiana partnership composite tax. Eldorado-Shreveport made distributions to its partners during 2010 totaling $3.4 million, $3.1 million of which were distributions permitted as a result of certain consents obtained to modify the Indenture with respect to the allowance of certain “Restricted Payments” as defined in the Indenture to the Shreveport Notes. No distributions were made by Silver Legacy to its partners during the year ended December 31, 2010. In 2009, No distributions to partners were made by Resorts, Eldorado-Shreveport or Silver Legacy.

The information included in Item 1 of this report under the subcaption “The Resorts Transaction” is incorporated herein by this reference.

In April 2008, the Silver Legacy and Eldorado-Reno began combining certain back-of-the-house and administrative departmental operations, including purchasing, advertising, information systems, surveillance and engineering, of Eldorado-Reno and Silver Legacy in an effort to achieve payroll cost savings synergies at both properties. Payroll costs associated with the combined operations are shared equally and are billed at cost plus an estimated allocation for related benefits and taxes. During 2010, 2009 and 2008, the Silver Legacy reimbursed Eldorado-Reno $647,300, $543,000 and $129,200, respectively, for Silver Legacy’s allocable portion of the shared administrative services costs associated with the operations performed at the Eldorado-Reno and the Eldorado-Reno reimbursed the Silver Legacy $249,500, $143,300 and $30,100, respectively, for Eldorado-Reno’s allocable portion of the shared administrative services costs associated with the operations performed at Silver Legacy.

Eldorado’s identification and review of related party transactions is not covered by any formal policies or procedures but is accomplished through informal discussion and examination among executive management and Eldorado’s Board of Managers. Transactions with related parties are subjected to the prior review of management and Eldorado’s Board of Managers. Related party transactions typically involve various transactions with Eldorado’s affiliates, or entities in which an affiliate of Eldorado has an interest, that generally provide Eldorado with an opportunity to obtain favorable terms and/or premium products. However, all of Eldorado’s related party transactions are reviewed to ensure that the terms are at least as favorable to Eldorado as those obtainable from an unaffiliated third party. According to Eldorado’s management, there has not been any transaction since the beginning of Eldorado’s last fiscal year that would be required to be reported pursuant to Items 404(a) of Securities and Exchange Commission Regulation S-K if Eldorado were subject to the periodic reporting requirements under the Securities Exchange Act of 1934 that was not so reviewed and approved.

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

The following table sets forth fees billed by Deloitte & Touche LLP (“Deloitte”), the Company’s principal accounting and tax firms, to the Company for the fiscal years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
Audit Fees (1)	$132,000	$132,000
All Other Fees	—	—

	$132,000	$132,000

(1)	Audit Fees. This category includes fees and expenses billed by Deloitte for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s filings with the Securities and Exchange Commission, including its quarterly and annual reports filed pursuant to Section 13 of the Securities Exchange Act of 1934, as amended.

The Board of Managers has established pre-approval policies and procedures pursuant to which the Board of Managers approves the services provided by our principal accounting firm. The services provided to us by our principal accounting firm in 2010 and 2009 were pre-approved by our Board of Managers. Consistent with the Board of Managers’ responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Board of Managers. Requests or applications to provide services that require specific approval by the Board of Managers will be submitted to the Board of Managers by both the independent auditor and Roger A. May, who performs for the Company the services commonly performed by a principal financial officer. Mr. May will immediately report to the Board of Managers any breach of this policy that comes to his attention.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed with, or incorporated by reference in, this report.

Exhibit No.	Description

2.1	Subscription Agreement for Class A Unit dated May 31, 2007 (Incorporated by reference to Exhibit No. 2.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

2.2	Subscription Agreement for Class B Units dated May 31, 2007 (Incorporated by reference to Exhibit No. 2.2 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

3.1	Articles of Organization of NGA HoldCo LLC, dated as of January 4, 2007 (Incorporated by reference to Exhibit No. 3.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

3.2	Amended and Restated Operating Agreement of NGA HoldCo LLC (Incorporated by reference to Exhibit No. 3.2 to Amendment No. 1 to the Company’s registration statement on Form 10-SB filed with the SEC on August 31, 2007 – SEC File No. 000-52734)

4.1	Operating Agreement of Eldorado HoldCo LLC, dated as of April 1, 2009 (Incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2009 – SEC File No. 000-52734)

4.2	Amended and Restated Operating Agreement of Eldorado Resorts LLC dated as of December 14, 2007 (Incorporated by reference to Exhibit No. 4.1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

4.3	Amended and Restated Operating Agreement of Eldorado Resorts LLC, dated as of April 1, 2009 (Incorporated by reference to Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2009 – SEC File No. 000-52734)

4.4	Amendment to Third Amended and Restated Operating Agreement of Eldorado Resorts LLC, dated as of June 10, 2010 (Incorporated by reference to Exhibit No. 4.0 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2010 – SEC File No. 000-52734)

10.1	Amended and Restated Purchase Agreement dated as of July 20, 2007 by and among Eldorado Resorts LLC, AcquisitionCo LLC and Donald L. Carano (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s registration statement on Form 10-SB filed with the SEC on August 31, 2007 – SEC File No. 000-52734)

10.2	Put-Call Agreement dated as of December 14, 2007 (Incorporated by reference to Exhibit No. 10.2 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

10.3	Registration Rights Agreement dated as of December 14, 2007 (Incorporated by reference to Exhibit No. 10.3 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

10.4	Assignment and Assumption of Registration Rights Agreement (Incorporated by reference to Exhibit No. 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2009 – SEC File No. 000-52734)

10.5	Indenture dated April 20, 2004, between Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Resorts’ Form 10-Q for the quarterly period ended March 31, 2004 SEC - File No. 333-11811)

10.6	Supplemental Indenture, dated August 11, 2005, by and among Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.38 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.7	Second Supplemental Indenture, dated November 21, 2006, by and among Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.39 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

Exhibit No.	Description

10.8	Supplemental Indenture, dated as of November 20, 2007 (Incorporated by reference to Exhibit No. 10.7 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

10.9	Environmental Indemnity, entered into as of March 5, 2002 (Incorporated by reference to Exhibit 10.10.6 to Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.10	Loan and Aircraft Security Agreement dated as of December 30, 2005 among Eldorado Resorts LLC and Banc of America Leasing & Capital (Incorporated by reference to Exhibit No. 10.8 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.11	Third Amended and Restated Loan Agreement dated as of February 28, 2006 among Eldorado Resorts LLC and Bank of America, N.A. (formerly Bank of America National Trust and Savings Association), as Issuing Bank and Administrative Agent. (Incorporated by reference to Exhibit No. 10.9 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.12	Amendment No. 1 to Third Amended and Restated Loan Agreement (Incorporated by reference to Exhibit No. 10.11 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

10.13	Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 3.3 to the Form S-4 Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. – SEC File No. 333-87202)

10.14	Management Agreement dated as of June 28, 1996 by and between Eldorado Resorts LLC, Recreational Enterprises, Inc. and Hotel-Casino Management, Inc. (Incorporated by reference to Exhibit 10.3 to the Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.15	Lease dated July 21, 1972 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.1 to the Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.16	Addendum to Lease dated March 20, 1973 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.2 to Resorts’ and Eldorado Capital Corp.’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.17	Amendment to Lease dated January 1, 1978 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.3 to Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.18	Amendment to Lease dated January 31, 1985 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.4 to Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.19	Third Amendment to Lease dated December 24, 1987 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.5 to Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.20	Second Amended and Restated Credit Agreement, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, the banks referred to therein and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.2 to Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.21	Guaranty dated as of March 5, 2002, made by Silver Legacy Capital Corp., in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.3 to Resorts’ Form 10-K for the year ended December 31, 2001 SEC File No. 333-11811 )

Exhibit No.	Description

10.22	Second Amended and Restated Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.4 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.23	Guarantor Security Agreement, dated as of March 5, 2002, by and between Silver Legacy Capital Corp. and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.5 to Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.24	Second Amended and Restated Deed of Trust, dated as of February 26, 2002, but effective March 5, 2002, by and among Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.6 to Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.25	Second Amended and Restated Assignment of Rent and Revenues entered into as of February 26, 2002, but effective as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.7 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811 )

10.26	Second Amended and Restated Collateral Account Agreement, dated March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.8 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.27	Intercreditor Agreement, dated as of March 5, 2002, by and among Bank of America, N.A., as administrative agent, The Bank of New York, as trustee, Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 10.9.9 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.28	Indenture, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.1 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.29	Deed of Trust, dated as of February 26, 2002, by Circus and Eldorado Joint Venture, to First American Title Company of Nevada for the benefit of the Bank of New York. (Incorporated by reference to Exhibit 10.10.2 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.30	Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Silver Legacy Corp. for the benefit of The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.3 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.31	Assignment of Rent and Revenues entered into as of February 26, 2002, by and between Circus and Eldorado Joint Venture and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.4 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.32	Collateral Account Agreement, dated as of March 5, 2002, by and among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.5 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.33	Amendment No. 1 to Second Amended and Restated Credit Agreement dated November 4, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to Circus and Eldorado Joint Venture’s Quarterly Report on Form 10-Q for the period ended September 30, 2003–Commission File No. 333-87202)

Exhibit No.	Description

10.34	Modification of Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rights dated November 3, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to Circus and Eldorado Joint Venture’s Quarterly Report on Form 10-Q for the period ended September 30, 2003–Commission File No. 333-87202)

10.35	Amendment No. 2 to Second Amended and Restated Credit Agreement dated June 15, 2005 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to Circus and Eldorado Joint Venture’s Current Report on Form 8-K filed June 20, 2005–Commission File No. 333-87202)

10.36	Amendment No. 3 to Second Amended and Restated Credit Agreement dated March 2, 2006 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to Circus and Eldorado Joint Venture’s Current Report on Form 8-K filed March 8, 2006–Commission File No. 333-87202)

10.37	UCC Financing Statement Amendments (Incorporated by reference to Exhibit 4.15 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

10.38	Amendment No. 4 to Second Amended and Restated Credit Agreement as of March 28, 2007 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.11 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

10.39	Modification of Second Amended and Restated Assignment of Rents and Revenues between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.12 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

10.40	Second Modification of Second Amended and Restated Construction Deed of Trust between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.13 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

10.41	Fifth Amended and Restated Partnership Agreement of Eldorado Casino Shreveport Joint Venture, dated as of July 22, 2005. (Incorporated by reference to Exhibit No. 10.40 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.42	Amendment No. 1, dated as of November 29, 2007, to the Fifth Amended and Restated Joint Venture Agreement of Eldorado Casino Shreveport Joint Venture (Incorporated by reference to Exhibit No. 10.41 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

10.43	Management Agreement, dated as of July 22, 2005, by and between Eldorado Casino Shreveport Joint Venture and Eldorado Resorts, LLC. (Incorporated by reference to Exhibit No. 10.41 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.44	Amended and Restated Indenture, dated as of July 21, 2005, by and among Eldorado Casino Shreveport Joint Venture, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.42 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.45	Supplemental Indenture, dated as of November 15, 2007 (Incorporated by reference to Exhibit No. 10.44 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

Exhibit No.	Description

10.46	Fourth Supplemental Indenture, dated as of June 29, 2009, among Eldorado Casino Shreveport Joint Venture, Shreveport Capital Corporation, Eldorado Shreveport #1, LLC, Eldorado Shreveport #2, LLC and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2009 – SEC File No. 000-52734)

10.47	Amended and Restated Security Agreement, dated as of July 21, 2005, by Eldorado Casino Shreveport Joint Venture to U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.43 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.48	Amended and Restated Security Agreement, dated as of July 21, 2005, by Shreveport Capital Corporation to U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.44 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.49	Amended and Restated Mortgage, Leasehold Mortgage, and Assignment of Rents and Leases, dated as of July 21, 2005, by the Company. (Incorporated by reference to Exhibit No. 10.45 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.50	First Amendment to and Restatement of First Preferred Ship Mortgage, dated as of July 21, 2005, by Eldorado Casino Shreveport Joint Venture in favor of U.S. Bank National Association (amending 1999 ship mortgage). (Incorporated by reference to Exhibit No. 10.46 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.51	First Amendment to and Restatement of First Preferred Ship Mortgage, dated as of July 21, 2005, by Eldorado Casino Shreveport Joint Venture in favor of U.S. Bank National Association (amending 2001 ship mortgage). (Incorporated by reference to Exhibit No. 10.47 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.52	Membership Interest Pledge Agreement, dated as of July 22, 2005, by Eldorado Resorts, LLC in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.48 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.53	Partnership Interest Pledge Agreement, dated as of July 22, 2005, by Eldorado Shreveport #1, LLC in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.49 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.54	Partnership Interest Pledge Agreement, dated as of July 22, 2005, by Eldorado Shreveport #2, LLC in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.50 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.55	Reaffirmation of Partnership Undertakings, dated as of July 22, 2005, by Eldorado Shreveport #1, LLC, Eldorado Shreveport #2, LLC and Shreveport Gaming Holdings, Inc., a Delaware corporation, in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.51 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.56	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated February 28, 2006 by Eldorado Resorts LLC in favor of First American Title Company of Nevada, as trustee for the benefit of Bank of America, N.A. (Incorporated by reference to Exhibit No. 10.52 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

Exhibit No.	Description

10.57	Third Amended and Restated Security Agreement dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.53 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.58	Second Amended and Restated Security Agreement dated February 28, 2006 by Eldorado Capital Corp. in favor of Bank of America, N.A. as Administrative Agent (Incorporated by reference to Exhibit No. 10.54 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.59	Third Amended and Restated Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated February 28, 2006 by Eldorado Resorts LLC and C.S.&Y. Associates in favor of First American Title Company of Nevada as trustee for the benefit of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.55 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.60	Second Amended and Restated Assignment of Rents and Revenues dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.56 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.61	Second Amended and Restated Assignment of Subleases and Rents dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.57 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.62	Second Amended and Restated Assignment of Equipment Leases dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.58 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.63	Second Amended and Restated Guaranty dated February 28, 2006 by Eldorado Capital Corp. in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.59 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.64	Agreement, dated May 12, 2009, between Eldorado Resorts LLC and Newport Global Advisors L.P. (Incorporated by reference to Exhibit 10.62 to the Company’s annual report on Form 10-K for the year ended December 31, 2009 – SEC File No. 000-52734)

14.1	Code of Ethics of NGA HoldCo, LLC (Incorporated by reference to Exhibit No. 14.1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 000-52734)

21.1	Subsidiaries of NGA HoldCo LLC (Incorporated by reference to Exhibit No. 21.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

NGA Holdco LLC

The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of NGA Holdco, LLC and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NGA Holdco, LLC and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

April 12, 2011

NGA HOLDCO, LLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$498,299	$473,093
Federal tax asset	—	25,000

Total current assets	498,299	498,093
Investment in Eldorado	28,197,330	29,328,577
Due from related party	5,179,772	5,179,772

Total Assets	$33,875,401	$35,006,442

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$30,064	$28,815

Total current liabilities	30,064	28,815
Due to related party	2,568,903	1,958,636

Total Liabilities	2,598,967	1,987,451

Members’ Equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	36,322,652	36,322,652
Accumulated deficit	(5,050,024)	(3,307,467)

Total Members’ equity	31,276,434	33,018,991

Total Liabilities & Members’ equity	$33,875,401	$35,006,442

The accompanying notes are an integral part of consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2010	2009	2008
(Loss):
Equity loss on Eldorado	$(1,131,247)	$(338,056)	$(4,724,394)
Impairment in Investment in Eldorado	—	—	(3,606,101)

Total (loss) income	(1,131,247)	(338,056)	(8,330,495)
Expenses:
Legal, licensing, and other expenses	611,310	245,201	179,625

Net loss before income taxes	(1,742,557)	(583,257)	(8,510,120)
Income tax (expense) benefit	—	(2,472,163)	3,140,560

Net loss	$(1,742,557)	$(3,055,420)	$(5,369,560)

The accompanying notes are an integral part of these consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

	Subscribed Class A Unit	Class B Units	Retained Earnings (Accumulated Deficit)	Total Members’ Equity
Balance, January 1, 2008	3,806	36,322,652	5,117,513	41,443,971
Net Loss	—	—	(5,369,560)	(5,369,560)

Balance, December 31, 2008	3,806	36,322,652	(252,047)	36,074,411
Net Loss	—	—	(3,055,420)	(3,055,420)

Balance, December 31, 2009	$3,806	$36,322,652	$(3,307,467)	$33,018,991
Net Loss	—	—	(1,742,557)	(1,742,557)

Balance, December 31, 2010	$3,806	$36,322,652	$(5,050,024)	$31,276,434

The accompanying notes are an integral part of these consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,742,557)	$(3,055,420)	$(5,369,560)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Equity loss on Eldorado	1,131,247	338,056	4,724,394
Impairment in Investment in Eldorado	—	—	3,606,101
Decrease (Increase) in federal tax asset	25,000	2,682,163	(2,707,163)
Decrease (Increase) in due from related parties	—	—	3,802
Increase (Decrease) in accounts payable and accrued liabilities	1,249	6,590	(221,093)
Increase in due to related parties	610,267	238,766	635,943
(Decrease) Increase in federal tax liability	—	—	(668,397)
Distributions from equity investment in Eldorado	—	—	258,911

Net cash provided by operating activities:	$25,206	$210,155	$262,938

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities:	$—	$—	$—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash (used in) provided by financing activities:	$—	$—	$—

Net increase in cash	$25,206	$210,155	$262,938

Cash at beginning of the year	$473,093	$262,938	$—

Cash at end of the year	$498,299	$473,093	$262,938

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

The Company’s one issued and outstanding Class A Unit, representing all of its voting equity, is held by NGA VoteCo, LLC, a Nevada limited liability company (“VoteCo”). All of the Company’s issued and outstanding Class B Units, representing all of its non-voting equity, are held by NGA No VoteCo, LLC, a Nevada limited liability company (“InvestCo”). VoteCo is owned by Timothy T. Janszen and Ryan L. Langdon, each of whom owns a 42.85% interest, and Roger A. May, who owns a 14.3% interest. Messrs. Janszen, Langdon and May collectively are referred to as the “VoteCo Equityholders”. InvestCo is owned by Newport, a Delaware limited partnership formed primarily for the purpose of seeking long-term capital appreciation and current income by acquiring, holding and disposing of investments made in distressed debt securities and equities. Newport holds all of InvestCo’s issued and outstanding voting securities. At present, the Company has no plans to issue any additional Class A Units or Class B Units.

The VoteCo Equityholders, through VoteCo, control all matters of the Company that are subject to the vote of members, including the appointment and removal of managers. Messrs. Janszen, Langdon and May are the Company’s managers and Mr. Janszen is also the Company’s operating manager. The Class B Units issued to InvestCo allow it and its investors to invest in the Company without having any voting power or power to control the operations or affairs of the Company, except as otherwise required by law. If InvestCo and its investors had any of the power to control the operations or affairs of the Company afforded to the holders of the Class A Units, they and their respective constituent equityholders would generally be required, in connection with the Company’s investment in Eldorado, to be licensed or found suitable under the gaming laws and regulations of the States of Nevada and Louisiana as well as various local regulations in those states.

VoteCo, InvestCo, the Company and each of the Company’s wholly owned subsidiaries are managed by Timothy T. Janszen, the operating manager of each entity. NGA Blocker, LLC, a Nevada limited liability company (“Blocker”), is a holding company that has elected to be taxed as a corporation. Because Blocker is a separately taxed, non-flow through entity, Blocker will be taxed on its share of the income relating to the Company’s investment in Resorts rather than the Company’s investors.

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

Under the terms of the Purchase Agreement, Resorts was entitled, prior to or immediately following the Company’s acquisition of its interest in Resorts, to make a distribution to the members of Resorts other than AcquisitionCo of up to $10 million. On July 25, 2007 Resorts made the $10 million distribution to its members which was funded through borrowings under Resorts’ credit facility as permitted by the Purchase Agreement

2. Basis of Presentation and Summary of Significant Accounting Policies

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

In the opinion of Management, the accompanying consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company as of December 31, 2010 and December 31, 2009, and the results of its operations for the three and twelve months ended December 31, 2010 and 2009, and its cash flows for the twelve months ended December 31, 2010 and 2009.

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

In determining whether the fair value of our investment in Eldorado is less than our carrying value, we use a discounted cash flow model as our principal technique. Our model incorporates an estimated weighted-average cost of capital that a market participant would use in evaluating the investment in a purchase transaction. The estimated weighted-average cost of capital is based on the risk free interest rate and other factors such as current risk premiums. We use the discounted cash flow model as it provides greater detail and opportunity to reflect specific facts, circumstances and economic conditions for our investment. Comparable business transactions are often limited in number, contain dated information, and require significant adjustments due to differences in the size of the business, markets served and other factors. We therefore believe that in our circumstance, this makes comparisons to business transactions less reliable than the discounted cash flows model. However, we do consider comparable business transactions as a reasonableness test of our principal technique.

In performing this impairment test, we take steps to ensure that appropriate and reasonable cash flow projections and assumptions are used. We also perform sensitivity analyses on the key assumptions used, including the weighted-average cost of capital.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, accounts payable and accrued liabilities approximates their carrying value due to the immediate or short term maturity of these financial instruments.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued “Fair Value Measurements and Disclosure (Topic 820)” which clarified the disclosure requirements of existing U.S. GAAP related to fair value measurements. This standard requires additional disclosures about recurring and non-recurring fair value measurements as follows: (1) for transfers in and out of Level 1 and Level 2 fair value measurements, as those terms are currently defined in existing authoritative literature, a reporting entity is required to disclose the amount of the movement between levels and an explanation for the movement; (2) for activity at Level 3, primarily fair value measurements based on unobservable inputs, a reporting entity is required to present separately information about purchases, sales, issuances and settlements, as opposed to presenting such transactions on a net basis; (3) in the event of a disaggregation, a reporting entity is required to provide fair value measurement disclosure for each class of assets and liabilities; and (4) a reporting entity is required to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for items that fall in either Level 2 or Level 3. These disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements for which disclosure becomes effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This standard did not impact our financial position, results of operations and cash flows as of and for the quarter ended December 31, 2010.

In addition, certain amendments to Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” became effective for us beginning January 1, 2010. Such amendments include changes to the quantitative approach to determine the primary beneficiary of a variable interest entity (“VIE”). An enterprise must determine if its variable interest or interests give it a controlling financial interest in a VIE by evaluating whether 1) the enterprise has the power to direct activities of the VIE that have a significant effect on economic performance, and 2) the enterprise has an obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The amendments to ASC 810 also require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The adoption of these amendments did not have a material effect on the Company’s consolidated financial statements as of December 31, 2010.

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

Management

The Company is managed by a board of managers which has three members who are Timothy T. Janszen (who is also the Company’s Operating Manager), Ryan Langdon and Roger May. Each of the Company’s managers may be removed from the Company’s board of managers at any time, with or without cause, by VoteCo as the holder of all of the Company’s voting equity. A majority of the Company’s managers may remove the Operating Manager from the position of Operating Manager (but not from the position of manager). The approval of a majority of the Company’s managers is required to elect a new Operating Manager, who must be selected from among the members of the Company’s board of managers.

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

In the fourth quarter of 2008, the Company finalized its purchase price allocation of the transaction, and attributed approximately $16.1 million of its overall investment in Resorts to approximately $15.4 million in indefinite-lived intangibles assets and approximately $760,000 in definite-lived intangible assets. The fair value adjustments are a result of a difference between the fair value of our investment and the amount of underlying equity in Resorts. Differences attributable to definite-lived intangible assets are amortized based on the estimated useful lives of seven years. During the years ended December 31, 2010, 2009 and 2008, we recorded approximately $108,000, $108,000, and $115,000, respectively, of amortization related to these intangibles.

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

A rollforward of the Company’s equity investment in Eldorado is as follows:

	December 31,
	2010	2009	2008
Beginning balance	$29,328,577	$29,666,633	$38,256,039
Conversion of New Shreveport Notes and Preferred Equity	—	—	—
Equity loss on Eldorado	(1,131,247)	(338,056)	(4,724,394)
Impairment in Investment in Eldorado	—	—	(3,606,101)
Distributions from Eldorado	—	—	(258,911)

Ending balance	$28,197,330	$29,328,577	$29,666,633

In accordance with authoritative guidance, we review our investment in Resorts for impairment when evidence suggests the absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. Under such authoritative guidance, the Company compares the estimated discounted future cash flows of operations as of December 31, 2010 against the carrying value of the asset and notes whether the carrying value exceeds the fair value. As of December 31, 2010 and December 31, 2009, the Company determined that no impairment existed. As of December 31, 2008, the Company recorded an impairment loss of $3.6 million to write down the investment to estimated fair value.

At Closing, Resorts paid Newport $1,142,974 in cash, representing interest accrued and unpaid through the date of Closing on the New Shreveport Notes acquired by Resorts. Carano paid Newport $170,658 in cash, representing interest accrued and unpaid through October 31, 2007 on the New Shreveport Notes acquired by Carano. Upon completion of the Resorts transaction, which occurred on December 14, 2007, Carano or members of his family continued to own 51% of Resorts and Carano continued in his roles in the management of Resorts. Also, at closing, pursuant to the terms of the Purchase Agreement, the Company and the then current members of Resorts entered into an amendment and restatement of Resorts’ operating agreement (the “New Operating Agreement”). Effective April 1, 2009, when Resorts become the wholly owned subsidiary of Eldorado, Eldorado’s members, including AcquisitionCo, entered into an operating agreement with substantially the same terms as those included in the New Operating Agreement (the “Eldorado Operating Agreement”). Eldorado’s board of managers is currently composed of four managers, including AcquisitionCo, Donald L. Carano, Recreational Enterprises, Inc. (“REI”), and Hotel-Casino Management, Inc. (“HCM”). Under the terms of the Eldorado Operating Agreement, REI is entitled to designate a fifth member of Eldorado’s board of managers but, as of the date hereof, has not done so. Under the terms of the Eldorado Operating Agreement, AcquisitionCo designated Timothy T. Janszen, the Company’s operating manager, as its initial representative for all determinations to be made by Eldorado’s board and REI and HCM designated Gary L. Carano and Raymond J. Poncia, Jr., respectively, to continue as their representatives on Eldorado’s board. Under the terms of the Eldorado Operating Agreement, so long as they remain managers of Eldorado, AcquisitionCo, REI and HCM may change their respective representatives from time to time by notice to Eldorado.

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

As defined in the Eldorado Operating Agreement, a “Material Event” for the purpose of allowing Eldorado to exercise the right to Call the 17.0359% Interest means the loss, forfeiture, surrender or termination of a material license or finding of unsuitability issued by one or more of the applicable gaming authorities with respect to AcquisitionCo or any transferee of AcquisitionCo or any affiliate of AcquisitionCo. In the event a Material Event occurs that permits Eldorado to exercise its Call right prior to the Trigger Date, the Interest Holder will be obligated to provide carry back financing to Eldorado on terms and conditions reasonably acceptable to it. If a Call is required or ordered by any applicable gaming authority, the Call will be on the terms provided for in the Eldorado Operating Agreement, unless other terms are required by any of the applicable gaming authorities, in which event the Call will be on those terms.

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

Summarized balance sheet information for Eldorado is as follows (in thousands):

	December 31,
	2010	2009
Current assets	$57,747	$46,312
Investment in joint ventures	42,994	47,913
Property and equipment, net	209,996	224,153
Intangible assets, net	20,720	20,945
Other assets, net	2,186	2,205

Total assets	$333,643	$341,528

Current liabilities	$27,685	$29,524
Long-term liabilities	190,765	190,323
13% Preferred Equity Interest	19,289	19,289
Minority Interest	4,807	4,990
Members’ equity	91,098	97,402

Total liabilities and partners’ equity	$333,643	$341,528

Summarized results of operations for Eldorado are as follows (in thousands):

	December 31,
	2010	2009	2008
Net revenues	$262,622	$271,899	$284,822
Operating expenses	(243,580)	(249,856)	(263,698)
Loss on sale/disposition of long-lived assets	(266)	(1,102)	(288)
Acquisition termination charges	—	—	(6,840)
Equity in Net Loss of Unconsolidated Affiliates	(3,899)	(1,218)	(3,341)
Impairment in Investment in Joint Venture	—	—	(16,550)

Operating income	14,877	19,723	(5,895)
Other expense	(21,064)	(21,161)	(21,962)

Loss before minority interest	(6,187)	(1,438)	(27,857)
Minority interest	183	90	798

Net loss	$(6,004)	$(1,348)	$(27,059)

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

Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

	December 31,
	2010	2009
Current assets	$38,817	$42,210
Property and equipment, net	229,119	234,886
Other assets, net	7,315	7,170

Total assets	$275,251	$284,266

Current liabilities	$18,510	$18,419
Long-term liabilities	150,911	150,309
Partners’ equity	105,830	115,538

Total liabilities and partners’ equity	$275,251	$284,266

Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

	December 31,
	2010	2009	2008
Net revenues	$120,629	$122,104	$139,475
Operating expenses	(115,239)	(117,097)	(132,133)

Operating income	5,390	5,007	7,342
Other expense	(14,984)	(9,731)	(16,120)

Net loss	$(9,594)	$(4,724)	$(8,778)

On May 12, 2009, Resorts and Newport executed an agreement (the “Agreement”), which was terminated on August 18, 2009, pursuant to which Resorts might have, at any time it believed that it might in the reasonably foreseeable future have been in default of any of the provisions of Sections 6.13, 6.14, 6.15 or 6.16 of its credit facility, made a written request to Newport for a loan in an amount not to exceed the lesser of (i) the maximum amount which might at the time be borrowed by Resorts without causing it to be in default of the limitations on indebtedness contained in Section 4.09 of the indenture (the “Indenture”) relating to the 9% senior notes due 2014 co-issued by Resorts and its wholly owned subsidiary, Eldorado Capital Corp. (the “9% Notes”), or (ii) such amount which was equal to the greater of (A) the excess of (1) the aggregate unpaid principal balance of the loans made to Resorts under (I) Resorts’ credit facility and (II) the Loan and Aircraft Security Agreement (the “Aircraft Loan Agreement”) dated as of December 30, 2005 between Resorts and Banc of America Leasing and Capital, LLC (including for this purpose any amendments, replacements or extensions thereof) at the time of the written request, over (2) $5,000,000, or (B) at Newport’s option, the amount of the unpaid principal and accrued interest then outstanding under Resorts’ credit facility. On May 13, 2009, Resorts sold to the Louisiana Partnership the aircraft, which served as collateral under the Aircraft Loan Agreement, for $2.7 million in cash and the proceeds were used to pay in full the indebtedness remaining under the Aircraft Loan Agreement and, at December 31, 2010, there was no indebtedness outstanding under Resorts’ credit facility.

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

At December 31, 2010 and 2009, the Company was owed $5,179,772 from Newport primarily representing $5,118,172 interest earned and received on the Eldorado Shreveport Investments and $61,600 representing the preferred dividend earned and received on 11,000 of Preferred Shreveport shares. At December 31, 2010 and 2009, the Company owed $2,568,903 and $1,958,636, respectively, to Newport for expenses paid on the Company’s behalf. There is no formal agreement outlining the settlement of this receivable and payable between Newport and the Company. Accordingly, this receivable and payable are reflected as non-current assets and liabilities at December 31, 2010 and 2009.

6. Income Taxes

Blocker, a wholly owned subsidiary, elected to be taxable as a corporation, effective upon inception, January 8, 2007. The following table summarizes the current and deferred federal income tax expense (benefit) as of December 31:

	2010	2009	2008
Federal - current	$—	$—	$(222,300)
Federal - deferred	—	2,472,163	(2,918,260)

	$—	$2,472,163	$(3,140,560)

The reconciliation between the Company’s effective tax rate on income (loss) from operations and the statutory tax rate as of December 31 is as follows:

	2010		2009		2008
	Total	Percent	Total	Percent	Total	Percent
Statutory federal rate	$(609,896)	(35.00)%	$(204,141)	(35.00)%	$(2,978,542)	(35.00)%
Amount not subject to corporate income taxes	73,487	(4.22)%	84,273	(14.45)%	147,455	1.73%
Permanent items	(59,925)	(3.44)%	(56,761)	(9.73)%	(33,689)	(0.40)%
Provision to tax return adjustments	(6,939)	(0.40)%	—	—	—	(3.33)%
Benefit of lower tier rates	—	—	—	—	7,745	0.09%
Change in valuation allowance	603,273	(34.62)%	2,648,792	454.14%	—	—

Tax at effective rate	$—	—	$2,472,163	423.86%	$(3,140,560)	(36.91)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used to determine taxable income for income tax reporting purposes. Significant components of the Company’s deferred income taxes as of December 31 are as follows:

	2010	2009
Net operating loss carryforward	$837,544	$627,642
Tax credit carryforward	168,515	108,590
Basis difference for investment in Eldorado Resorts LLC	2,108,504	1,912,560
Acquisition Costs	137,500	—

Subtotal	3,252,063	2,648,792
Less: valuation allowance	(3,252,063)	(2,648,792)

Total deferred tax assets	—	—

Total deferred tax liability	—	—

Net deferred tax asset	$—	$—

The Company has a federal income tax net operating loss carryforward of $2,392,982 and a federal income tax credit carry forward of $168,515, both of which will expire between 2028 and 2030.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits as of December 31:

	2010	2009	2008
Unrecognized tax benefit - opening balance	$—	$—	$—
Gross increases - tax position in prior period	—	—	—
Gross decreases – tax position in prior period	—	—	—
Gross increases - tax position in current year	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	—	—	—

Unrecognized tax benefit - ending balance	$—	$—	$—

Included in the balance of unrecognized tax benefits as of December 31, 2010, 2009 and 2008 are $0 of tax benefits that, if recognized, would affect the effective tax rate. The Company did not recognize any interest or penalties related to unrecognized tax benefits as income tax expense. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months as of December 31, 2010. The Company did not anticipate that the total amounts of unrecognized tax benefits would have significantly increased or decreased within the twelve months following December 31, 2009 and 2008. The Company classifies interest and penalties accrued with respect to unrecognized tax benefits as income tax expense. The Company is subject to taxation in the U.S. The Company’s U.S. tax return for the year ended December 31, 2010, 2009 and 2008 will be subject to examination by the tax authorities until 2014 and 2013 and 2012, respectively.

7. Proposed Acquisition

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

The Plan was confirmed by the Bankruptcy Court on June 28, 2010. If all of the conditions specified in the Plan are satisfied, then, according to the terms of the Plan, a new entity (“New Black Gaming”) is to acquire all of the assets of Black Gaming, including its direct and indirect ownership interests in the debtor subsidiaries, and New Black Gaming is to issue to a group of investors all of the equity interests in New Black Gaming, including the issuance of 40% of the total equity interests to Newport or an affiliate of Newport for $8,222,222 in cash. The Plan also provides for the issuance to a class of Black Gaming’s creditors of warrants to purchase five percent of the fully-diluted equity interests in New Black Gaming that will be exercisable for a period of five years and, if exercised in full, would reduce the percentage interest issuable to Newport or an affiliate of Newport from 40% to 38%.

The assets to be acquired by New Black Gaming pursuant to the Plan include the CasaBlanca Hotel & Casino, the Virgin River Hotel & Casino, and the Oasis Hotel & Casino, each in Mesquite, Nevada, two championship golf courses, a full-service spa, a bowling center, a gun club, restaurants, and banquet and conference facilities, all as more fully described below. The descriptions provided below are based on the information included in the disclosure statement (the “Disclosure Statement”) that accompanied the Plan when it was filed with the Bankruptcy Court.

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

8. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued and has disclosed certain subsequent events in these consolidated financial statements, as appropriate.

INDEPENDENT AUDITORS’ REPORT

To the Members of Eldorado HoldCo LLC

Reno, Nevada

We have audited the accompanying balance sheets of Eldorado HoldCo LLC and subsidiaries (the “Company”), previously Eldorado Resorts LLC, as of December 31, 2010 and 2009, and the related statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period then ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
April 8, 2011

ELDORADO HOLDCO LLC

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,133	$31,320
Restricted cash	150	150
Accounts receivable, net	4,167	8,512
Due from members and affiliates	167	259
Inventories	3,220	3,090
Prepaid expenses	1,910	2,981

Total current assets	57,747	46,312
INVESTMENT IN JOINT VENTURES	42,994	47,913
PROPERTY AND EQUIPMENT, net	209,996	224,153
INTANGIBLE ASSETS, net	20,720	20,945
OTHER ASSETS, net	2,186	2,205

Total assets	$333,643	$341,528

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations	$371	$183
Accounts payable	5,952	6,162
Interest payable	6,599	6,599
Accrued and other liabilities	14,571	16,376
Due to members and affiliates	192	204

Total current liabilities	27,685	29,524
LONG-TERM DEBT, less current portion	188,958	188,958
CAPITAL LEASE OBLIGATIONS, less current portion	1,002	733
13% PREFERRED EQUITY INTEREST, includes interest of $409 in both 2009 and 2008 (Note 9)	19,289	19,289
OTHER LIABILITIES	805	632

Total liabilities	237,738	239,136
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Members’ equity	91,098	97,402
Noncontrolling interest	4,807	4,990

Total members’ equity	95,905	102,392

Total liabilities and members’ equity	$333,643	$341,528

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO HOLDCO LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	For the years ended December 31,
	2010	2009	2008
OPERATING REVENUES:
Casino	$211,301	$222,665	$231,087
Food, beverage and entertainment	60,838	60,860	63,367
Hotel	25,450	24,358	26,658
Other	7,201	7,526	7,797

	304,790	315,409	328,909
Less—promotional allowances	(42,168)	(43,510)	(44,087)

Net operating revenues	262,622	271,899	284,822

OPERATING EXPENSES:
Casino	114,552	119,024	122,884
Food, beverage and entertainment	42,679	42,952	46,368
Hotel	9,433	9,613	10,616
Other	10,583	10,752	10,733
Selling, general and administrative	43,773	43,583	48,681
Management fees	120	—	500
Depreciation and amortization	22,440	23,932	23,916

Operating expenses	243,580	249,856	263,698
LOSS ON SALE/DISPOSITION OF LONG-LIVED ASSETS AND PROPERTY AND EQUIPMENT	(266)	(1,102)	(288)

ACQUISITION TERMINATION CHARGES	—	—	(6,840)

EQUITY IN (LOSS) INCOME OF UNCONSOLIDATED AFFILIATES	(3,899)	(1,218)	(3,341)

IMPAIRMENT IN INVESTMENT IN JOINT VENTURE	—	—	(16,550)

OPERATING INCOME (LOSS)	14,877	19,723	(5,895)

OTHER INCOME (EXPENSE)
Interest income	1	1	228
Other income	—	101	432
Interest expense	(21,065)	(21,263)	(22,622)

Total other expense	(21,064)	(21,161)	(21,962)

NET (LOSS) INCOME	(6,187)	(1,438)	(27,857)

LESS NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	183	90	798

NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(6,004)	$(1,348)	$(27,059)

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO HOLDCO LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

(dollars in thousands)

	Eldorado HoldCo	Noncontrolling Interest	Total
BALANCE, December 31, 2007	$137,839	$6,069	$143,908
Net loss	(27,059)	(798)	(27,857)
Other comprehensive loss marketable security adjustment	(108)	—	(108)

Total comprehensive loss	(27,167)	(798)	(27,965)
Redemption of non-voting partnership equity interests	(9,263)	—	(9,263)
Cash distributions	(2,442)	(191)	(2,633)

BALANCE, December 31, 2008	$98,967	$5,080	$104,047
Net loss	(1,348)	(90)	(1,438)
Other comprehensive income marketable security adjustment	108	—	108

Total comprehensive loss	(1,240)	(90)	(1,330)
Cash distributions	(325)	—	(325)

BALANCE, December 31, 2009	$97,402	$4,990	$102,392

Net loss	(6,004)	(183)	(6,187)
Contributions	25	—	25
Cash distributions	(325)	—	(325)

BALANCE, December 31, 2010	$91,098	$4,807	$95,905

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO HOLDCO LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the years ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,187)	$(1,438)	$(27,857)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	22,440	23,932	23,916
Amortization of debt issue costs	254	236	120
Equity in loss (income) of unconsolidated affiliates	3,899	1,218	2,909
Impairment in investment in joint venture	—	—	16,550
Distributions from unconsolidated affiliates	1,020	1,020	6,340
Noncontrolling interest in distributions	—	—	(191)
Gain on sale of marketable securities	—	(101)	—
Loss on sale/disposition of long-lived assets	266	1,102	288
Provision for bad debt expense	1,902	2,135	1,284
(Increase) Decrease in-
Accounts receivable	2,535	(3,415)	(2,185)
Inventories	(130)	122	(109)
Prepaid expenses	1,071	(25)	130
(Decrease) Increase in-
Accounts payable	(210)	(263)	(391)
Interest payable	—	(11)	26
Accrued and other liabilities and due to members and affiliates	(1,644)	(50)	(675)

Net cash provided by operating activities	25,216	24,462	20,155

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,270)	(10,583)	(13,740)
Purchase of property held for sale	—	—	—
Proceeds from sale of property and equipment	85	5	33
Distributions from unconsolidated affiliates	—	—	239
Decrease in restricted cash	—	29	48
(Increase) Decrease in other assets, net	(237)	24	46
Proceeds from sale of marketable securities	—	294	—

Net cash used in investing activities	(8,422)	(10,231)	(13,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	552	18,000	48,500
Principal payments on credit facility and capital leases	(233)	(33,407)	(48,249)
Debt issuance costs	(447)	(447)	—
Redemption of non-voting partnership equity interests	—	—	(9,263)
Contributions	25	—	—
Cash distributions	(325)	(325)	(2,442)

Net cash used in financing activities	19	(16,179)	(11,454)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,813	(1,948)	(4,673)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	31,320	33,268	37,941

CASH AND CASH EQUIVALENTS AT END OF YEAR	$48,133	$31,320	$33,268

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for interest, net of amounts capitalized	$20,810	$21,114	$22,571

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Principles of Consolidation/Operations

The accompanying consolidated financial statements include the accounts of Eldorado Resorts, LLC (“Resorts”), a Nevada limited liability company that is a wholly owned subsidiary of Eldorado HoldCo, LLC, a Nevada limited liability company formed in April 2009 (“HoldCo”), Eldorado Capital Corp. (“Capital”), a Nevada Corporation that is a wholly owned subsidiary of Resorts, Eldorado Shreveport #1, LLC (“ES#1”) and Eldorado Shreveport #2, LLC (“ES#2”), two Nevada limited liability companies that are wholly owned subsidiaries of Resorts, Eldorado Casino Shreveport Joint Venture, a Louisiana general partnership (in which ES#1 and ES#2 are partners that own all of the partnership interest representing all of the voting interests of the partnership, the “Louisiana Partnership”), Shreveport Capital Corp. (“Shreveport Capital”), a Louisiana corporation that is a wholly owned subsidiary of the Louisiana Partnership and Eldorado Limited Liability Company, a Nevada limited liability company that is a 96% owned subsidiary of Resorts (“ELLC” and, collectively with HoldCo, Resorts, Capital, ES#1, ES#2, the Louisiana Partnership, and Shreveport Capital, the “Company”). Prior to March 20, 2008, in consolidation, net income of the Louisiana Partnership was allocated 76.4% and 23.6% to Resorts and Shreveport Gaming Holdings, Inc., an unaffiliated Delaware corporation (“SGH”), respectively. Net losses were allocated to the extent of their equity interests. As a result of the closing on March 20, 2008 of the Louisiana Partnership’s call of the other 23.6% partnership interest held by SGH, ES#1 and ES#2, between them, now own all of the partnership interests in the Louisiana Partnership. Intercompany accounts and transactions have been eliminated in consolidation.

The Company shall be liquidated upon the occurrence of any event requiring dissolution of the Company. Proceeds from liquidation shall be dispersed first to creditors, including Members and interest holders who are creditors for debts other than their respective capital contributions, and second to Members and interest holders in accordance with their capital account balances.

The Company owns and operates the Eldorado Hotel & Casino (the “Eldorado”), an 814-room hotel casino in downtown Reno, Nevada. ELLC and Galleon, Inc. (“Galleon”) entered into a 50/50 joint venture (the “Silver Legacy Joint Venture”) which owns the Silver Legacy Resort Casino (the “Silver Legacy”), a 1,710 room hotel casino that opened July 28, 1995 and is located contiguous to the Eldorado Hotel & Casino.

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

Capital was incorporated with the purpose of serving as co-issuer of the 10 1/2% Senior Subordinated Notes due 2006 (the “10 1/2% Notes”) in order to facilitate the offering thereof. Capital also served as a co-issuer of $64.7 million principal amount of 9% Senior Notes due 2014 issued on April 20, 2004 by Resorts and Capital (the “9% Notes”). Capital does not have any operations, assets or revenues.

Eldorado HoldCo, LLC

Effective April 1, 2009, HoldCo was formed to be the holding company for Resorts. The members of Resorts contributed all their respective membership interests in Resorts to HoldCo in return for proportionate membership interests in HoldCo. Other than the membership interests in Resorts, HoldCo has no assets, liabilities or revenues and conducts no operations.

Evansville, Indiana Transaction

On November 26, 2008, we entered into a settlement on the termination of a potential acquisition in Evansville, Indiana. As a result of the settlement, Resorts recognized $5.0 million of an escrow deposit as an expense in 2008 along with other expenses relating to the transaction of approximately $1.8 million and $0.9 million in fees associated with the financing commitment.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flows in assessing the recoverability of long-lived assets and indefinite life intangible assets, fair values of acquired assets and liabilities, our self-insured liability reserves, players’ club liabilities, contingencies and litigation, claims and assessments. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include investments purchased with a maturity at the day of purchase of 90 days or less. Book overdraft balances resulting from the Company’s cash management program are recorded as accounts payable.

Restricted Cash

The Company has a certificate of deposit, which is used for security with the Nevada Department of Insurance for its self-insured workers compensation. The certificate of deposit had a maturity date of February 2, 2011 at which time the balance was reduced to $142,000 the maturity date extended to August 2, 2011.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues markers to approved casino customers following background checks and assessments of creditworthiness. Trade receivables, including casino and hotel receivables, are typically non-interest bearing. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well a historical collection experience and current economic and business conditions. Management believes that as of December 31, 2010 and 2009, no significant concentrations of credit risk existed. (See Note 4).

Certain Concentrations of Risk

The Company’s operations are in Reno, Nevada and Shreveport, Louisiana. Therefore, the Company is subject to risks inherent within the Reno and Shreveport markets. To the extent that new casinos enter into the markets or hotel room capacity is expanded, competition will increase. The Company may also be affected by economic conditions in the United States and globally affecting the markets or trends in visitation or spending in the Reno and Shreveport markets.

Inventories

Inventories are stated at the lower of cost, using a first-in, first-out basis, or market. Inventories consist primarily of food and beverage, retail merchandise and operating supplies, and are stated at the lower of cost or market. Cost is determined primarily by the average cost method for food and beverage and operating supplies. Cost for retail merchandise is determined using the retail inventory method or specific identification method.

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

Investment in Joint Ventures

The Company accounts for ELLC’s 50% joint venture interest in the Silver Legacy Joint Venture and its 21.25% interest in Tamarack, affiliates that it does not control but over which it does exert significant influence, using the equity method of accounting. Since the Company operates in the same line of business as the Silver Legacy and Tamarack, each with casino and/or hotel operations, the Company’s equity in the income of such joint ventures is included in operating income (loss).

The Company considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. Estimated fair value is determined using a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rate. If the Company considered any such decline to be other than temporary, then a write-down would be recorded to estimated fair value. In 2008, the Company’s annual impairment test resulted in the recognition of a non-cash impairment charge of $16.55 million, which is included in the consolidated statement of operations. There was no impairment of our investment in the Silver Legacy Joint Venture in 2010 and 2009.

Long-Lived and Finite-Lived Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset is compared to its carrying value to determine whether an impairment exists. The Company then compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying amount of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying amount then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If the asset is still under development, future cash flows include remaining construction costs. An estimate of undiscounted future cash flows produced by the asset is compared to its carrying value to determine whether an impairment exists. An impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If the undiscounted cash flows do not exceed the carrying amount, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. That assessment shall be based on the carrying amount of the asset at the date it is tested for recoverability, whether in use or under development. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

In 2010, we recorded a loss on sale/disposition of long-lived assets as a result of a $338,000 loss from the write off of property and equipment replaced as part of the updating and remodeling of our hotel at the Eldorado Shreveport which was offset by a $72,000 gain on sale of slot machines in both Reno and Shreveport. In 2009, we recorded a $1.1 million loss on sale/disposition of long-lived assets as a result of the sale or write off of property and equipment replaced as part of the updating and remodeling of our casino space at the Eldorado Shreveport. In 2008, we recorded a $0.3 million loss on sale/disposition of long-lived assets which was due to the sale or write off of property and equipment replaced as part of the updating and remodeling of casino and restaurant space at both properties.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets include the gaming license rights. Indefinite-lived intangible assets are not subject to amortization, but they are subject to an annual impairment test each year. The Eldorado Shreveport gaming license is tested for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference between the calculated fair value and the carrying amount.

Self-Insurance

The Company is self-insured for various levels of general liability, workers’ compensation, and employee medical insurance coverage. Self-insurance reserves are estimated based on the Company’s claims experience and are included in accrued expenses on the consolidated balance sheets. For both years ended December 31, 2010 and 2009, accrued insurance and medical claims reserves were $1.3 million.

Outstanding Chips and Tokens

The Company recognizes the impact on gaming revenues on an annual basis to reflect an estimate of the change in the value of outstanding chips and tokens that are not expected to be redeemed. This estimate is determined by measuring the difference between the total value of chips and tokens placed in service less the value of chips and tokens in the inventory of chips and tokens under our control. This measurement is performed on an annual basis utilizing methodology in which a consistent formula is applied to estimate the percentage value of chips and tokens not in custody that are not expected to be redeemed. In addition to the formula, certain judgments are made with regard to various denominations and souvenir chips and tokens. For the years ended December 31, 2010, 2009, and 2008, we recognized income of $42,000, $26,000, and $45,000, respectively.

Casino Revenue and Promotional Allowances

The Company recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. Hotel, food and beverage, and other operating revenues are recognized as services are performed. Advance deposits on rooms and advance ticket sales are recorded as accrued liabilities until services are provided to the customer. Gaming revenues are recognized net of certain cash and free play incentives. The retail value of food, beverage, rooms and other services furnished to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. The Company rewards customers, through the use of our loyalty programs, with complimentaries based on amounts wagered or won that can be redeemed for a specified time period. The retail value of food, beverage, rooms and other services furnished to customers on a complimentary basis is included in gross revenue and then deducted as promotional allowances.

The retail value of complimentaries included in promotional allowances is as follows (in thousands):

	For the years ended December 31,
	2010	2009	2008
Food, beverage and entertainment	$28,838	$30,498	$30,865
Hotel	10,807	10,179	10,378
Other	2,523	2,833	2,844

	$42,168	$43,510	$44,087

The estimated cost of providing such complimentary services is charged to operating expenses in the casino department. Such costs of providing complimentary services are as follows (in thousands):

	For the years ended December 31,
	2010	2009	2008
Food, beverage and entertainment	$22,165	$23,437	$24,938
Hotel	4,194	3,971	4,170
Other	3,473	3,093	3,884

	$29,832	$30,501	$32,992

Advertising

Advertising costs are expensed in the period the advertising initially takes place. Advertising costs included in selling, general and administrative expenses were $5.7 million, $6.1 million, and $6.9 million, for the years ended December 31, 2010, 2009, and 2008, respectively.

Federal Income Taxes

As a limited liability company, Resorts is not subject to income tax liability. Therefore, holders of membership interests will include their respective shares of Resorts’ taxable income in their income tax returns and Resorts will continue to make distributions for such tax liabilities.

The operating agreement of Eldorado HoldCo dated as of April 1, 2009 (the “Eldorado Operating Agreement”) obligates HoldCo, and the operating agreement of Eldorado Resorts LLC dated as of June 28, 1996, as amended (the “Operating Agreement”), which was further amended and restated as of April 1, 2009 (the “New Operating Agreement”), obligated Resorts, to distribute each year, for as long as HoldCo is not taxed as a corporation, to each of its members an amount equal to such members’ allocable share of the taxable income (loss) of HoldCo multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year.

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

The 9% Senior Notes and New Shreveport Notes are classified as Level 3, as there is little, if any, market activity.

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate:

Cash and Cash Equivalents: The carrying amounts approximate the fair values due to the short maturity of the cash equivalents.

Restricted Cash: The carrying amounts approximate the fair values due to the short maturity of the restricted cash.

Long-term Debt: Management estimates that the fair market value of the 9% Senior Notes, issued April 2004, was approximately $54.5 million and $52.3 million at December 31, 2010 and 2009, respectively, versus its carrying value of $64.5 million. Management estimates that the fair value of the New Shreveport Notes was approximately $121.2 million and $119.1 million at December 31, 2010 and 2009, respectively, versus its carrying value of $124.5 million.

13% Preferred Equity Interest: The carrying amount of Preferred Capital Contribution Amount, including the associated unpaid Preferred Return, amounted to approximately $20.4 million at both December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, management estimates that the fair market value of these securities is approximately $18.1 million and $17.9 million, respectively.

The fair values of the Company’s and the Louisiana Partnership’s long-term debt and Preferred Capital Contribution Amount have been calculated based on management’s estimates of the borrowing rates available as December 31, 2010 and 2009, for debt with similar terms and maturities.

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

In 2009, Resorts excercised its Bally warrants which were received from the dissolution of MindPlay in July 2008. Resorts subsequently sold the shares in 2009. The warrants that we received were valued at $193,000 and recorded as income in 2008. As of December 31, 2009, as a result of the exercising of the warrants and sale of the securities, we no longer recorded changes in fair market value on our balance sheets as a component of Other Comprehensive Loss.

Other comprehensive loss consists of revenues, expenses, gains and losses which do not affect net loss under accounting principles generally accepted in the United States of America. Other comprehensive loss for the year ended December 31, 2009 includes an adjustment to our Bally warrants and was computed as follows (in thousands):

	2009	2008
Net loss	$(1,348)	$(27,059)
Marketable securities adjustment	108	(108)

Comprehensive loss	$(1,240)	$(27,167)

Recently Issued Accounting Pronouncements

The Company adopted various accounting standards during 2010, none of which had a material effect on its consolidated financial statements.

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

In April 2010, the Financial Accounting Standards Board issued ASU No. 2010-16 which clarifies that an entity should not accrue a jackpot liability (or portions thereof) before the jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance will become effective for the first annual period beginning after December 15, 2010 and the interim periods within that first annual period. The Company estimates that the adoption of this standard will result in an approximately $0.8 million increase to members’ equity on its consolidated financial statements when adopted in 2011.

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

The rights and obligations of the equity holders of Resorts (the “Members”) are governed by the amended and restated New Operating Agreement of Eldorado Resorts LLC dated as of April 1, 2009. The New Operating Agreement provides that no officer or member of the Board of Managers (“Board Member”) of Resorts will be liable to Resorts, its Members or holders of its membership interests for acts or omissions of such officer or Board Member in connection with the business or affairs of Resorts, including for any breach of fiduciary duty or mistake of judgment, except for acts involving intentional misconduct, fraud or known violations of the law. Resorts will dissolve upon the earliest to occur of: (a) the sale or disposition of all or substantially all of the assets in Resorts, (b) the written consent of Members holding more than a 75% voting interest in Resorts or (c) any event that, pursuant to the New Operating Agreement, terminates a Member’s interest, unless there are at least two remaining Members and at least a Majority Interest, as defined in the New Operating Agreement, of the remaining Members agree to continue Resorts.

4.	Accounts Receivable and Due From Members and Affiliates

Components of accounts receivable, net are as follows (in thousands):

	December 31,
	2010	2009
Accounts receivable and due from members and affiliates	$6,878	$11,520
Allowance for doubtful accounts	(2,544)	(2,749)

Total	$4,334	$8,771

The provision for bad debt expense was $1,902, $2,135 and $1,284 for the years ended December 31, 2010, 2009 and 2008, respectively. Write-offs of accounts receivable were $2,150, $926, and $1,898 for the years ended December 31, 2010, 2009 and 2008, respectively.

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Service Life	December 31,
	(years)	2010	2009
Land and improvements	—	$29,660	$29,510
Buildings and other leasehold improvements	10-45	247,732	246,685
Riverboat	25	39,023	39,023
Furniture, fixtures and equipment	3-15	108,221	103,994
Property held under capital lease (Note 12)	3-15	3,498	2,731
Construction in progress		1,548	1,277

		429,682	423,220
Less—Accumulated depreciation		(219,686)	(199,067)

Property and equipment, net		$209,996	$224,153

Substantially all property and equipment is pledged as collateral for long-term debt (see Note 9).

At December 31, 2010 and 2009, accumulated depreciation includes $2.4 million and $2.1 million, respectively, related to assets acquired under capital leases.

Depreciation and amortization expense was $22.4 million, $23.9 million, and $23.9 million for the years ended December 31, 2010, 2009, and 2008, respectively.

6.	Other and Intangible Assets, net

Other and intangible assets, net, include the following amounts (in thousands):

	December 31,
	2009	2009
Land held for development	$906	$906
Loan acquisition costs (Credit facility)	701	701
Bond offering costs, 9% Senior Notes	665	665
Other	853	618

	$3,125	$2,890
Accumulated amortization loan costs (Credit facility)	(497)	(309)
Accumulated amortization bond costs 9% Senior Notes	(442)	(376)

Total Other Assets, net	$2,186	$2,205

Gaming license (Indefinite-lived)	$20,720	$20,720
Customer relationships (Finite-lived)	1,959	1,959

	22,679	22,679
Accumulated amortization customer relationships	(1,959)	(1,734)

Total Intangible Assets, net	$20,720	$20,945

The Eldorado Shreveport gaming license, recorded at $19.7 million, is an intangible asset acquired from the purchase of gaming entities that are located in gaming jurisdictions where competition is limited, such as when only a limited number of gaming operators are allowed to operate. Gaming license rights are not subject to amortization as we have determined that they have an indefinite useful life.

Amortization of bond and loan costs is computed using the straight-line method, which approximates the effective interest method, over the term of the bonds or loans, respectively. Customer relationships, valued at $1.96 million, are being amortized over a five-year period using the straight-line method. Amortization expense with respect to customer relationships for each of the years ended December 31, 2010, 2009, and 2008 amounted to $225,000, $390,000, and $390,000, respectively.

7.	Investment in Joint Ventures

Effective March 1, 1994, ELLC and Galleon, (each a “Partner” and, together, the “Partners”), entered into the Silver Legacy Joint Venture pursuant to a joint venture agreement (the “Original Joint Venture Agreement” and, as amended to date, the “Joint Venture Agreement”) to develop the Silver Legacy. The Silver Legacy consists of a casino and hotel located in Reno, Nevada, which began operations on July 28, 1995. Each partner owns a 50% interest in the Silver Legacy Joint Venture.

On March 5, 2002, the Silver Legacy Joint Venture and its wholly owned finance subsidiary, Silver Legacy Capital Corp., issued $160 million principal amount of 10 1/8% mortgage notes due 2012 (the “Silver Legacy Notes”). The Silver Legacy Notes are secured by a security interest in substantially all of the existing and future assets and pledges of and security interest in all of the Partners’ interests in the Silver Legacy Joint Venture. The Silver Legacy Joint Venture believes it has sufficient cash to meet all of its obligations through the March 2012 maturity of the Silver Legacy Notes, at which time it will be required to refinance such indebtedness

In February 2009, the Silver Legacy Joint Venture purchased and retired $17.2 million principal amount of the Silver Legacy Notes. The total purchase price of the Silver Legacy Notes was approximately $11.4 million, resulting in a gain of approximately $5.5 million, net of unamortized debt issuance costs. The repurchase of the Silver Legacy Notes reduced the amount of Silver Legacy Notes outstanding to $142.8 million. The transaction was funded by available invested cash reserves. It is anticipated that any additional Silver Legacy Notes acquired prior to maturity will be acquired through open market purchases.

The Joint Venture Agreement provides equal voting rights for ELLC and Galleon (and procedures for resolving deadlocks) with respect to approval of the Silver Legacy Joint Venture’s annual business plan and the appointment and compensation of the general manager and gives each partner the right to terminate the general manager.

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

We test our investments for other-than-temporary impairment should a triggering event occur. In 2008, as a result of a triggering event, the Company’s annual impairment test resulted in the recognition of a non-cash impairment charge of $16.55 million, which is included in the consolidated statement of operations. Noncontrolling interests in the Silver Legacy Joint Venture were allocated $0.6 million of the non-cash impairment. Assumptions used in such analysis were impacted by current market conditions including: 1) lower market valuation multiples for gaming assets; 2) higher discount rates resulting from turmoil in the credit and equity markets; and 3) current cash flow forecasts for the Silver Legacy Joint Venture. There was no impairment of our investment in the Silver Legacy Joint Venture recorded by the Company in 2010 and 2009.

Summarized information for the Company’s equity investment in the Silver Legacy Joint Venture is as follows (in thousands):

	December 31, 2010	December 31, 2009
Beginning balance	$42,494	$44,856
Equity in net loss of unconsolidated affiliate	(4,797)	(2,362)

Ending balance	$37,697	$42,494

Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

	December 31,
	2010	2009
Current assets	$38,817	$42,210
Property and equipment, net	229,119	234,886
Other assets, net	7,315	7,170

Total assets	$275,251	$284,266

Current liabilities	$18,510	$18,419
Long-term liabilities	150,911	150,309
Partners’ equity	105,830	115,538

Total liabilities and partners’ equity	$275,251	$284,266

Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net revenues	$120,629	$122,104	$139,475
Operating expenses	(115,239)	(117,097)	(132,133)

Operating income	5,390	5,007	7,342
Other expense	(14,984)	(9,731)	(16,120)

Net (loss) income	$(9,594)	$(4,724)	$(8,778)

Resorts owns a 21.25% interest in Tamarack Crossings, LLC, a Nevada limited liability company, which owns and operates Tamarack Junction (“Tamarack”), a small casino in south Reno, Nevada. Resorts had a nontransferable option to purchase from Donald Carano, at a purchase price equal to his cost plus any undistributed income attributable thereto (which amounted to approximately $2.6 million at December 31, 2009), an additional 10.0% interest in Tamarack Crossings, LLC, which expired on June 30, 2010 without being exercised. Donald Carano owns a 26.25% interest in Tamarack Crossings, LLC. Four members of Tamarack Crossings, LLC, including Resorts and three unaffiliated third parties, manage the business and affairs of the Tamarack. At December 31, 2010 and 2009, Resorts’ financial investment in Tamarack Crossings, LLC was $5.3 million and $5.4 million, respectively. Resorts’ capital contribution to Tamarack Crossings, LLC represents its proportionate share of the total capital contributions of the members. Additional capital contributions of the members, including Resorts, may be required for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings. The Company’s investment in Tamarack is accounted for using the equity method of accounting. Equity in income related to Tamarack for the years ended December 31, 2010, 2009 and 2008 of $0.9 million, $1.1 million and $1.0 million, respectively, is included as a component of operating income.

Summarized information for the Company’s equity investment in the Tamarack is as follows (in thousands):

	December 31, 2010	December 31, 2009
Beginning balance	$5,419	$5,295
Members’ distribution	(1,020)	(1,020)
Equity in net income of unconsolidated affiliate	913	1,144

Ending balance	$5,312	$5,419

Summarized balance sheet information for the Tamarack is as follows (in thousands):

	December 31,
	2010	2009
Current assets	$5,827	$7,584
Property and equipment, net	21,220	21,234
Other Assets	100	100

Total assets	$27,146	$28,918

Current liabilities	$1,806	$2,004
Long-term liabilities	417	1,417
Members’ equity	24,923	25,497

Total liabilities and members’ equity	$27,146	$28,918

Summarized results of operations for the Tamarack are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net revenues	$16,809	$18,209	$18,580
Operating expenses	(12,476)	(12,674)	(13,482)

Operating income	4,333	5,535	5,098
Interest expense	(107)	(154)	(167)

Net income	$4,226	$5,381	$4,931

Effective July 1, 2000, Resorts and Avereon Research LTD. (“ARL”) entered into an agreement to form MindPlay, LLC (the “MindPlay Entity”), for the purpose of developing, owning and marketing a sophisticated system which will permit the tracking and surveillance of pit gaming operations (“MindPlay”). On February 19, 2004, Alliance Gaming Corp. (“Bally’s”), a New York Stock Exchange listed company (“Alliance”), purchased substantially all of the assets of the MindPlay Entity, consisting primarily of intellectual property, and assumed certain liabilities. On March 11, 2008, the managers and members of MindPlay LLC voted to accept a settlement agreement with Bally’s and to dissolve the company effective immediately. Resorts, which owned approximately 18% of MindPlay, received approximately $239,000 in cash in 2008 and in July 2008 received 18,663 warrants to purchase one share of Bally’s common stock at an exercise price of $24.69 per share. These warrants that we received were valued at $193,000 and recorded as income in 2008. In 2009, the Company exercised the warrants relating to the MindPlay settlement agreement with Bally’s. The shares were sold in 2009 and the Company recorded income of $101,000. As a result of the settlement agreement, Bally’s released MindPlay from any claims against Bally’s. For the years ended December 31, 2010, 2009 and 2008 there was no equity in income relating to MindPlay. At December 31, 2010 and 2009, Resorts’ investment in MindPlay was $0.

8.	Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Accrued payroll and benefits	$2,771	$2,635
Accrued vacation	862	844
Accrued insurance	689	821
Accrued medical claims	600	490
Accrued taxes	2,585	2,563
Unclaimed chips and tokens	1,105	1,003
Progressive slot liability and accrued gaming promotions	3,924	5,741
Other	2,035	2,279

	$14,571	$16,376

9.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2010	2009
9% Senior Notes	$64,475	$64,475
10% New Shreveport Notes	117,571	117,571
10% New Shreveport Notes due to related party	6,912	6,912
Outstanding portion of reducing revolver credit facility	—	—
Notes payable to bank	—	—

	188,958	188,958
Less—Current portion	—	—

	188,958	188,958
13% Preferred Equity	19,289	19,289

	$208,247	$208,247

Scheduled maturities of long-term debt are as follows for the years ended December 31, (in thousands):

2011	$—
2012	124,483
2013	19,289
2014	64,475
Thereafter	—

$208,247

On April 20, 2004, Resorts and Capital (the “Issuers”), issued $64.7 million principal amount of the 9% Notes, which are unsecured senior obligations that mature on April 15, 2014. Interest on the 9% Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2004. Other than as permitted to comply with an order or other requirements of a gaming regulatory authority, the Issuers will not have a right to redeem the 9% Notes prior to April 15, 2009, except that prior to April 15, 2009, the Issuers may redeem the 9% Notes at a redemption price equal to 100% of the principal amount of the 9% Notes plus a make whole premium and accrued interest and Liquidated Damages (as defined), if any, to the redemption date. Beginning on April 15, 2009, Resorts may redeem the 9% Notes, in whole or in part, upon not less than 30 days notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and Liquidated Damages (as defined), if any, to the applicable redemption date if redeemed during the 12-month period beginning on April 15 of the years indicated:

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

The Company has outstanding $124.5 million aggregate principal amount of New Shreveport Notes. Interest on the New Shreveport Notes is payable semi-annually each February 1 and August 1, and commenced on February 1, 2006. Such interest is payable in cash or, at the option of the Louisiana Partnership and Shreveport Capital, through the issuance of additional New Shreveport Notes for all or a portion of the amount of interest then due. However, this option to issue additional New Shreveport Notes in lieu of cash payments for interest may only be made for four semi-annual interest payments (which need not be consecutive) and, with limited exceptions, may not be made once a “Preferred Capital Contribution Amount” has been redeemed or otherwise acquired by the Issuers. On February 1, 2006 and August 1, 2006, the Louisiana Partnership issued approximately $8.2 million and $7.4 million, respectively, of additional New Shreveport Notes in lieu of making a cash interest payment.

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

In June 2009, the Louisiana Partnership solicited consents from the holders of the New Shreveport Notes to modify the New Indenture with respect to the allowance of certain “Restricted Payments” (as defined in the New Indenture). A sufficient number of consents were obtained to allow for the modification, which became effective on June 29, 2009. The amendment to the indenture allowed the Louisiana Partnership and Shreveport Capital to revise its limitations on restricted payments thus allowing the Louisiana Partnership to make restricted payments in an amount not to exceed $10 million in the aggregate and also allowed the Louisiana Partnership to purchase, redeem, defease or otherwise acquire or retire for value the New Shreveport Notes, in whole or in part, so long as (i) the Louisiana Partnership has at least $10 million of cash equivalents and (ii) the fixed charge coverage ratio for the Louisiana Partnership’s four most recently ended fiscal quarters for which internal financial statements are available immediately preceding the date that such restricted payments are made is at least 1.5:1.0. Holders of the New Shreveport Notes approving the consent were paid a fee in the amount of $2.50 for every $1,000 of New Shreveport Notes held. The consent fee, which amounted to $388,000, has been reflected as a deferred financing cost included in other assets on the accompanying consolidated balance sheet at December 31, 2009 and is being amortized over the remaining term of the New Shreveport Notes. Costs associated with obtaining the consents amounting to $37,000 during the year ended December 31, 2009 were expensed as incurred and are included in general and administrative expenses on the accompanying consolidated statement of operations. Pursuant to the modification, in 2009, the Louisiana Partnership made $6.3 million in cash distributions and made a $511,000 non-cash distribution to Resorts. In 2010, the Louisiana Partnership made an additional $3.0 million cash distribution to Resorts pursuant to the modification.

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

The Louisiana Partnership’s Fourth Amended and Restated Partnership Agreement, dated as of July 21, 2005, as amended by the Fifth Amended and Restated Partnership Agreement, dated as of July 22, 2005 (the “Partnership Agreement”), provides for a “Preferred Return” (as defined) on the “Preferred Capital Contribution Amount” (as defined) to SGH, and each transferee of any of SGH’s interest in the Louisiana Partnership that becomes a partner in the Louisiana Partnership in accordance with the Partnership Agreement (each an “SGH Transferee”). As defined in the Partnership Agreement, “Preferred Capital Contribution Amount” means $20 million less the cumulative amounts distributed from time to time in payment of the Preferred Capital Contribution Amount. As defined in the Partnership Agreement, “Preferred Return” means an amount calculated in the same manner as interest on a loan accruing daily from June 30, 2005, at an annual rate of 13% (based upon a 365 or 366 day year, as applicable), compounded quarterly on the last day of each fiscal quarter of each applicable year, taking into account distributions of Preferred Return made pursuant to the Partnership Agreement as if they were payments of interest and distributions in payment of the Preferred Capital Contribution Amount made pursuant to the Partnership Agreement as if they were payments of principal. As of both December 31, 2010 and 2009, accrued interest with respect to the Preferred Capital Contribution Amount was $433,000, of which $24,000, was payable to ES#1.

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

The New Shreveport Notes mature on August 1, 2012 and there can be no assurance that the Louisiana Partnership will be able to refinance the mortgage notes on terms that are acceptable to Eldorado and the Louisiana Partnership, or at all. If the Louisiana Partnership is unable to refinance its obligations with respect to the mortgage notes, the holders thereof will be entitled to exercise the remedies provided in the indenture governing the notes, including foreclosing on the assets securing the mortgage notes. If the Louisiana Partnership is unable to refinance the notes by August 1, 2012, it would have a material adverse effect on Eldorado’s and the Louisiana Partnership’s business and financial position.

Moreover, amounts outstanding under the Louisiana Partnership’s notes will be classified as “current obligations” for financial reporting purposes beginning August 1, 2011. In the event that the Louisiana Partnership is unable to refinance such amounts by the time of the delivery of its annual report for the year ending December 31, 2011, it could affect the Louisiana Partnership’s independent registered public accounting firm’s assessment of its ability to continue as a going concern, would have a material adverse effect on the Louisiana Partnership’s consolidated financial position and would raise substantial doubt as to the ability to continue as a going concern.

Resorts’ credit facility is a senior secured revolving credit facility which was amended and restated on February 28, 2006, to extend the maturity date from March 31, 2006 to February 28, 2011, and to restore to $30.0 million the amount of credit available under the facility. On March 13, 2009, the credit facility was amended to reduce to $20.0 million as of that date, and further reduce by $1.0 million at the end of each quarter thereafter, the amount of credit available under the facility. Borrowings under the credit facility bear interest, at the Company’s option, at either (i) the greater of (a) the rate publicly announced from time to time by Bank of America as its “Prime Rate” or (b) the Federal Funds Rate plus ..50% (“Base Rate”) or (ii) a Eurodollar rate determined in accordance with the credit facility. As of December 31, 2009 and 2010, there was no indebtedness under the credit facility. Resorts’ credit facility was not renewed at its maturity on February 28, 2011.

The credit facility is secured by substantially all of Resorts’ real property. The credit facility includes various restrictions and other covenants including: (i) restrictions on the disposition of property, (ii) restrictions on investments and acquisitions, (iii) restrictions on distributions to members of HoldCo, (iv) restrictions on the incurrence of liens and negative pledges, (v) restrictions on the incurrence of indebtedness and the issuance of guarantees, (vi) restrictions on transactions with affiliates and, (vii) restrictions on annual capital expenditures including capital leases. The credit facility also contains financial covenants including a maximum total debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum equity requirement. On November 13, 2007, the parties executed an amendment to the credit facility that waived the default under the covenant relating to distributions and reduced the minimum ratio of EBITDA to fixed charges from 1.25 to 1.1 under the credit facility with retroactive effect for the quarter ended September 30, 2007 and for each subsequent quarter through and including the quarter ending June 30, 2008. On March 28, 2008, the parties executed a further amendment to the credit facility that waived the default under the covenant relating to distributions and further reduced the minimum ratio of EBITDA to fixed charges from 1.1 to 1.0 with retroactive effect for the quarter ended December 31, 2007 and for each subsequent quarter through and including the quarter ending June 30, 2008. On March 13, 2009, the parties executed an additional amendment to the credit facility that retroactively reset the minimum members’ equity to $90.0 million at December 31, 2008, kept the total debt to EBITDA ratio at 4.0 to 1.0 through December 31, 2010, and eliminated from the EBITDA calculation $6.8 million in expenses incurred in the fourth quarter of 2008 in connection with the Evansville transaction (acquisition termination charges). As of the date of the March 31, 2009 amendment, the amount of credit available pursuant to the credit facility was reduced to $20.0 million and by its terms, the commitment reduces by an additional $1.0 million at the end of each subsequent quarter, beginning with the quarter ending March 31, 2009 until maturity. These changes are retroactive for the quarter ended December 31, 2008. On May 8, 2009, the parties executed a further amendment to the credit facility that retroactively reset the minimum member’s equity to $80.0 million at March 31, 2009 thus curing a default at March 31, 2009 under the facility’s financial covenant relating to minimum member’s equity.

The credit facility and the indenture relating to the 9% Notes contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions. As of December 31, 2010, the Company was in compliance with all of these covenants.

On May 12, 2009, the Company and Newport Global Advisors L.P. (“Newport”) executed an agreement (the “Newport Agreement”) pursuant to which the Company may make a written request to Newport for a loan. In accordance with the terms of the Newport Agreement, the Company paid Newport $25,000 for its commitment. On August 11, 2009, the Board of Managers agreed to terminate the Newport Agreement effective August 18, 2009.

10.	Employee Benefit Plans

The Company established a voluntary, qualified, defined contribution plan covering all eligible employees of the Company regulated under Section 401(k) of the Internal Revenue Code. Plan participants can elect to defer pre-tax compensation through payroll deductions. The Company’s matching contributions, which ceased at Eldorado Reno on February 15, 2009, were $249,000, $227,000 and $497,000 for the fiscal years ended December 31, 2010, 2009 and 2008, respectively.

11.	Commitments and Contingencies

Capital Leases

The Company leases certain equipment under agreements classified as capital leases. In 2010, the Company entered into two lease agreements in the original amounts of $552,000 and $138,000 with third party lessors to acquire a hotel video on demand system and computer equipment at the Eldorado Reno at 6.132% per annum and 5.706% per annum, respectively. The leases have original terms of 48 and 36 months with monthly payments of $12,875 and $4,187, respectively. In May 2008, the Company entered into a lease agreement in the original amount of $601,000 with a third party lessor to acquire an exterior sign at the Eldorado Reno at 8.243% per annum. The lease has an original term of 60 months with monthly payments of $11,269. The lease contains a bargain purchase option at the end of the lease period. During 2006, the Eldorado Reno entered into a lease agreement in the original amount of $690,000 with a third party lessor to acquire mini-bars for hotel rooms at the Eldorado Reno at 9.875% per annum with a 96 month term. The leases are treated as capital leases for financial reporting purposes. The future minimum lease payments, including interest, by year under these leases, together with the present value of the minimum lease payments consisted of the following at December 31, 2010 (in thousands):

2011	$465
2012	465
2013	437
2014	202
2015	—
Thereafter	—

Minimum lease payments	1,569
Less—Amounts representing interest	(195)

$1,374

Operating Leases

The Company leases equipment under operating leases. Future minimum payments under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2010 (in thousands):

	Ground Lease	Other Leases
2011	$403	$705
2012	403	349
2013	403	244
2014	403	140
2015	404	128
Thereafter	22,101	—

	$24,117	$1,566

Total rental expense under operating leases was $705,000, $894,000, and $966,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Additional rent for land upon which the Eldorado Hotel Casino resides of $598,000 in 2010, $605,000 in 2009 and $624,000 in 2008 was paid to C, S and Y Associates, a general partnership of which Donald Carano is a general partner, based on gross gaming receipts. This rental agreement expires June 30, 2027.

The Eldorado Shreveport is party to a ground lease with the City of Shreveport for the land on which the casino was built. The lease has an initial term which ended December 20, 2010 with subsequent renewals for up to an additional 40 years. The base rental amount is currently $450,000 per year and continues at that amount for the remainder of the initial ten-year lease term. The Louisiana Partnership has extended the lease for the first five-year renewal term during which the base annual rental will be $402,500. The annual base rental payment will increase by 15% during each of the second, third, fourth and fifth five-year renewal terms with no further increases. The base rental portion of the ground lease is being amortized on a straight-line basis. In addition to the base rent, the lease requires percentage rent based on adjusted gross receipts to the City of Shreveport and payments in lieu of admission fees to the City of Shreveport and the Bossier Parish School Board. Expenses under the terms of the ground lease are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Ground lease:
Base rent	$585	$585	$585
Percentage rent	1,498	1,540	1,538

	$2,083	$2,125	$2,123

Payment in lieu of admissions fees and school taxes	$6,476	$6,806	$6,683

Rental revenue for the years ended December 31, 2010, 2009 and 2008 amounted to $151,000, $185,000 and $182,000, respectively, and is included in other operating revenues on the accompanying consolidated statements of operations. There are currently two tenants renting retail space under rental agreements expiring in 2011 which have optional renewal periods. Rental payments are comprised of fixed monthly amounts, percentage rentals and common area maintenance payments.

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

In March 2008, the Nevada Supreme Court ruled and in July 2008 refused to reconsider its previous decision, in a case involving another casino company, that food purchased for the use in providing complimentary meals to customers and to employees was exempt from sales and use tax. The Company had previously paid use tax on these items and has generally filed for refunds from the periods from November 1999 to February 2008 related to this matter. The aggregate principal amount for which a refund claim is pending is approximately $1.7 million. As of December 31, 2010, 2009 and 2008, the Company had not recorded income related to this matter since it is still subject to review by the state’s Attorney General’s office. However, the Company is claiming the exemption on sales and use tax returns for periods after February 2008 in light of the Nevada Supreme Court decision.

12.	Management Fees

Resorts pays management fees to Recreational Enterprises, Inc. and Hotel Casino Management, Inc., the owners of 47% and 25% of Resorts’ equity interests, respectively. In connection with the consummation of the offering of the Notes, Resorts entered into a management agreement with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. providing that future management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. will not exceed 1.5% of Resorts’ annual net revenues continued in effect until July 1, 2008 after which it will be automatically renewed for additional three-year terms until terminated by one of the parties. Management fees of $120,000, $0 and $500,000 were paid in 2010, 2009 and 2008, respectively.

13.	Segment Information

The following table sets forth, for the period indicated, certain operating data for our reportable segments. We review our operations by our geographic gaming market segments: Eldorado Reno and Eldorado Shreveport.

	For the years ended December 31,
	2010	2009	2008
	(in thousands)
Revenues and expenses
Eldorado Reno
Net operating revenues (a)	$108,478	$113,194	$129,546
Expenses, excluding depreciation	(97,547)	(98,166)	(114,146)
Loss on sale/disposition of long-lived assets and property and equipment	16	(21)	(49)
Acquisition termination charges	—	—	(6,840)
Equity in (loss) income of unconsolidated affiliates	(3,899)	(1,218)	(3,341)
Impairment in investment in joint venture	—	—	(16,550)

	For the years ended December 31,
	2010	2009	2008
	(in thousands)
Depreciation	(11,555)	(13,156)	(13,751)

Operating income (loss) – Eldorado Reno	$(4,507)	$633	$(25,131)

Eldorado Shreveport
Net operating revenues	$158,970	$163,389	$160,732
Expenses, excluding depreciation, amortization (a)	(128,419)	(132,442)	(131,092)
Loss on sale/disposition of long-lived assets and property and equipment	(282)	(1,081)	(239)
Depreciation and amortization	(10,885)	(10,776)	(10,165)

Operating income – Eldorado Shreveport	$19,384	$19,090	$19,236

	For the years ended December 31,
	2010	2009	2008
	(in thousands)
Total Reportable Segments
Net operating revenues (a)	$267,448	$276,583	$290,278
Expenses, excluding depreciation, amortization (a)	(225,966)	(230,608)	(245,238)
Loss on sale/disposition of long-lived assets and property and equipment	(266)	(1,102)	(288)
Acquisition termination charges	—	—	(6,840)
Equity in (loss) income of unconsolidated affiliates	(3,899)	(1,218)	(3,341)
Impairment in investment in joint venture	—	—	(16,550)
Depreciation and amortization	(22,440)	(23,932)	(23,916)

Operating income (loss)– Total Reportable Segments	$14,877	$19,723	$(5,895)

	For the years ended December 31,
	2010	2009	2008
	(in thousands)
Reconciliations to Consolidated Net (Loss) Income
Operating Income (Loss)—Total Reportable Segments	$14,877	$19,723	$(5,895)
Eldorado Reno’s interest reversed on 13% Preferred Equity	—	—	—

Operating Income (Loss)	$14,877	$19,723	$(5,895)

Unallocated income and expenses
Interest income (b)	3,257	3,335	3,484
Other income	—	101	432
Noncontrolling interest	183	90	798
Interest expense (b)	(24,321)	(24,597)	(25,878)

Net (loss) income	$(6,004)	$(1,348)	$(27,059)

(a)	Before the elimination of $4.8 million, $4.9 million and $4.6 million for management and incentive fees to Eldorado Reno and expense to Eldorado Shreveport for 2010, 2009 and 2008, respectively. Before the elimination of ($241,000) and $858,000 for airplane lease to Eldorado Reno and expense to Eldorado Shreveport in 2009 and 2008, respectively.
(b)	Before the elimination of $3.113 million of interest income on the Shreveport Bonds and $143,000 of interest income on the 5.5% equity interest in the $20 million preferred equity interest in the Louisiana Partnership for the years ended December 31, 2010, 2009 and 2008.

	For the years ended December 31,
	2010	2009	2008
	(in thousands)
Capital Expenditures
Eldorado Reno	$3,769	$3,746	$9,031
Eldorado Shreveport	4,501	8,188	4,709
Eliminating entries (a)	—	(1,351)	—

Total	$8,270	$10,583	$13,740

(a)	Reflects the elimination of the proceeds of the sale of the airplane by Eldorado Reno to Eldorado Shreveport in 2009.

	As of December 31,
	2010	2009
	(in thousands)
Total Assets
Eldorado Reno	$194,031	$202,823
Eldorado Shreveport	169,141	171,785
Eliminating entries (a)	(29,529)	(33,080)

Total	$333,643	$341,528

(a)	Reflects the elimination of $3.0 million and $3.05 million for management and incentive fees to Eldorado Reno by Eldorado Shreveport as of December 31, 2010 and 2009, respectively, and $184,000 and $172,000 for intercompany receivables/payables as of December 31, 2010 and 2009, respectively; the elimination of the $31.1 million of Shreveport Bonds held by Eldorado Reno and the $1.3 million accrued interest as of December 31, 2010 and 2009; the elimination of $12.2 million and $8.715 million in distributions from Eldorado Shreveport to Eldorado Reno as of December 31, 2010 and 2009, respectively; the elimination of $5 million for Eldorado Reno’s investment in a 75% partnership interest in the Louisiana Partnership (representing all of the voting interests of the Louisiana Partnership), and the $1.12 million paid for a 1.4% nonvoting partnership interest in the Louisiana Partnership (representing, together with the original 75% partnership interest, all of the currently outstanding partnership interests of the Louisiana Partnership), and a 5.5% equity interest in the $20 million preferred equity interest in the Louisiana Partnership, and $24,000 of accrued interest on the 5.5% preferred equity interest in both periods.

14.	Related Parties

We believe that all of the transactions mentioned below are on terms at least as favorable to us as would have been obtained from an unrelated party.

The Company owns the entire parcel on which the Eldorado is located, except for approximately 30,000 square feet which is leased from C, S and Y Associates, a general partnership of which Donald Carano is a general partner (the “C, S and Y Lease”). The C, S and Y Lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 or (ii) an amount based on a decreasing percentage of the Eldorado’s gross gaming revenues ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75 million. Rent pursuant to the C, S and Y Lease amounted to approximately $598,000, $605,000, and $624,000 in 2010, 2009, and 2008, respectively.

The Company from time to time leases an aircraft owned by Recreational Enterprises, Inc., which owns 47% of Resorts, for use in operating the Company’s business. In 2010, 2009, and 2008, lease payments for the aircraft totaled $1.0 million, $0.9 million, and $1.2 million, respectively.

The Company from time to time leases a yacht owned by Sierra Adventure Equipment, Inc., a limited liability company beneficially owned by Recreational Enterprises, Inc., for use in operating the Company’s business. In 2010, 2009, and 2008, lease payments for the yacht totaled approximately $43,500, $2,500, and $81,500, respectively.

The Company occasionally purchases wine and firewood directly from the Ferrari Carano Winery, which is owned by Recreational Enterprises, Inc. and Donald Carano. The firewood is used in the Eldorado in its various wood burning ovens while wine purchases are sent directly to customers in appreciation of their patronage. In 2010, 2009, and 2008, the Company spent approximately $77,000, $43,000, and $63,500, respectively, for these products.

Total distributions received from the Silver Legacy for the years ended December 31, 2010, 2009, and 2008 were $0, $0, and $5.0 million, respectively. During the year ended December 31, 2010, a $325,000 distribution was made in the second quarter by Resorts to HoldCo and, in turn, by HoldCo to its members for the members’ Louisiana partnership composite tax. During the year ended December 31, 2008, Resorts made a $1.2 million tax distribution to its members relating to the year ended 2007 and an additional $1.2 million tax distribution to its members, utilizing funds from the $1.5 million tax distribution from Eldorado Shreveport, relating to the year ended 2008. No distributions were made to the members in 2009.

In April 2008, the Silver Legacy and Eldorado began combining certain back-of-the-house and administrative departmental operations, including purchasing, advertising, information systems, surveillance and engineering, of the Eldorado and Silver Legacy in an effort to achieve payroll cost savings synergies at both properties. Payroll costs associated with the combined operations are shared equally and are billed at cost plus an estimated allocation for related benefits and taxes. During 2010, 2009 and 2008, the Silver Legacy reimbursed Eldorado $657,000, $543,000 and $129,200, respectively, for Silver Legacy’s allocable portion of the shared administrative services costs associated with the operations performed at the Eldorado and the Eldorado reimbursed the Silver Legacy $245,000, $142,000 and $30,100, respectively, for Eldorado’s allocable portion of the shared administrative services costs associated with the operations performed at Silver Legacy.

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

In consideration for the 14.47% Interest and the 2.5659% Interest, NGA transferred to Resorts and Carano, respectively, free and clear of any liens, ownership of $31.1 million and $6.9 million original principal amount of New Shreveport Notes, respectively, together with the right to all interest paid with respect thereto after the closing date. Carano also received an equity interest of $286,889 related to SGH. The equity interest in Resorts was recorded at fair value. Accordingly, the assets received by Resorts and Carano from the exchange were recorded at fair value based on the quoted market price of the investments given up by Resorts and Carano. The Company feels quoted market prices are the best evidence of fair value. It was determined that the quoted market prices of Resorts’ and Carano’s investments were more indicative of fair value as compared to the equity value of a privately held company like Resorts. At closing, Resorts paid NGA $1.14 million in cash representing interest on the New Shreveport Notes accrued and unpaid through the date of closing. Carano paid NGA $170,658 in cash representing interest on the New Shreveport Notes accrued and unpaid through October 31, 2007.

15.	Supplemental Cash Flow Information

In 2010, the Company entered into a lease agreement in the original amounts of $138,000 with a third party lessor to acquire computer equipment at the Eldorado Reno at 5.706% per annum. In May 2008, the Company entered into a lease agreement in the original amount of $601,000 with a third party lessor to acquire an exterior sign at the Eldorado Reno at 8.243% per annum. The obligation and the associated asset cost has been excluded from the accompanying consolidated and consolidating statement of cash flows for the year ended December 31, 2008 as a non-cash transaction. For the years ended December 31, 2010 and 2009, the Company had cash lease payments of approximately $233,000 and $167,000, respectively.

In July 2008, as a result of MindPlay’s settlement agreement with Bally’s, we received 18,663 warrants which allowed us to recognize $193,000 in income.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Circus and Eldorado Joint Venture

(doing business as Silver Legacy Resort Casino) :

We have audited the accompanying consolidated balance sheets of Circus and Eldorado Joint Venture (doing business as Silver Legacy Resort Casino) and subsidiary (collectively, the “Joint Venture”) as of December 31, 2010 and 2008, and the related consolidated statements of operations, partners’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the consolidated financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Circus and Eldorado Joint Venture (doing business as Silver Legacy Resort Casino) and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 31, 2011

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2010 and 2009

(In thousands)

	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,654	$35,042
Accounts receivable, net	2,458	2,583
Inventories	2,013	1,947
Prepaid expenses and other	2,692	2,638

Total current assets	38,817	42,210
PROPERTY AND EQUIPMENT, NET	229,119	234,886
OTHER ASSETS, NET	7,315	7,170

Total Assets	$275,251	$284,266

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,493	$4,520
Accrued interest	4,819	4,820
Accrued and other liabilities	9,198	9,079

Total current liabilities	18,510	18,419
LONG-TERM DEBT	142,735	142,679
OTHER LONG-TERM LIABILITIES	8,176	7,630

Total liabilities	169,421	168,728

COMMITMENTS AND CONTINGENCIES (Note 10)
PARTNERS’ EQUITY	105,830	115,538

Total Liabilities and Partners’ Equity	$275,251	$284,266

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008
OPERATING REVENUES:
Casino	$67,397	$68,767	$74,834
Rooms	31,009	31,009	36,551
Food and beverage	31,365	31,871	34,966
Other	7,622	7,939	9,654

	137,393	139,586	156,005
Less: promotional allowances	(16,764)	(17,482)	(16,530)

Net operating revenues	120,629	122,104	139,475

OPERATING EXPENSES:
Casino	35,712	36,791	39,909
Rooms	9,471	9,484	10,937
Food and beverage	21,311	21,002	24,614
Other	5,529	5,022	7,107
Selling, general and administrative	27,665	28,977	32,302
Depreciation	15,749	16,414	15,642
Change in fair value of life insurance contracts	(589)	(693)	1,528
Loss on disposition of assets	391	100	94

Total operating expenses	115,239	117,097	132,133

OPERATING INCOME	5,390	5,007	7,342

OTHER (INCOME) EXPENSE:
Interest expense	14,995	15,338	16,895
Interest income	(11)	(61)	(775)
Gain on early retirement of debt	—	(5,546)	—

Total other expense	14,984	9,731	16,120

NET INCOME (LOSS)	$(9,594)	$(4,724)	$(8,778)

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

For the Years Ended December 31, 2010, 2009 and 2008

(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2008	$64,375	$74,375	$138,750
Comprehensive income:
Net income	(4,389)	(4,389)	(8,778)
Other comprehensive income minimum pension liability adjustment	253	253	506

Total comprehensive income	(4,136)	(4,136)	(8,272)
Partners’ distributions	(5,000)	(5,000)	(20,000)

Balance, December 31, 2008 (1)	55,239	65,239	120,478

Comprehensive loss:
Net loss	(2,362)	(2,362)	(4,724)
Other comprehensive income minimum pension liability adjustment	(108)	(108)	(216)

Total comprehensive loss	(2,470)	(2,470)	(4,940)

Balance, December 31, 2009 (2)	52,769	62,769	115,538

Comprehensive loss:
Net loss	(4,797)	(4,797)	(9,504)
Other comprehensive income minimum pension liability adjustment	(57)	(57)	(114)

Total comprehensive loss	(4,854)	(4,854)	(9,708)

BALANCE, December 31, 2010 (3)	$47,915	$57,915	$105,830

(1)	Balances include Accumulated Other Comprehensive Income totaling ($432,000) comprised of ($216,000) each for Galleon, Inc. and ELLC.
(2)	Balances include Accumulated Other Comprehensive Income totaling ($648,000) comprised of ($324,000) each for Galleon, Inc. and ELLC.
(3)	Balances include Accumulated Other Comprehensive Income totaling ($762,000) comprised of ($381,000) each for Galleon, Inc. and ELLC.

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,594)	$(4,724)	$(8,778)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15,749	16,414	15,642
Amortization	600	618	678
Loss on disposition of assets	391	100	94
Gain on early retirement of debt	—	(5,546)	—
Increase in accrued pension cost	432	796	990
Provision for doubtful accounts	(267)	(449)	578
(Increase) decrease in cash value of insurance policies in excess of premiums paid	(589)	(693)	1,528
Changes in current assets and current liabilities:
Accounts receivable	392	948	1,607
Inventories	(66)	73	200
Prepaid expenses and other	(84)	883	(449)
Accounts payable	(271)	(851)	321
Accrued interest	(1)	(581)	(12)
Accrued and other liabilities	119	(1,034)	80

Net cash provided by operating activities	6,811	5,954	12,479

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	67	9	148
Decrease (Increase) in other assets	(179)	11	(840)
Purchase of property and equipment	(10,087)	(3,249)	(10,509)

Net cash used in investing activities	(10,199)	(3,229)	(11,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	—	(10)	(14)
Payments on retirement of long-term debt	—	(11,438)	—
Distributions to partners	—	—	(10,000)

Net cash used in financing activities	—	(11,448)	(10,014)

CASH AND CASH EQUIVALENTS:
Net (decrease) increase for the year	(3,388)	(8,723)	(8,736)
Balance, beginning of year	35,042	43,765	52,501

Balance, end of year	$31,654	$35,042	$43,765

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$14,461	$15,300	$16,228
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Payables for purchase of property and equipment	$729	$580	$117

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Basis of Presentation

Principles of Consolidation/Operations

Effective March 1, 1994, Eldorado Limited Liability Company (a Nevada limited liability company owned and controlled by Eldorado Resorts, LLC) (“ELLC”) and Galleon, Inc. (a Nevada corporation owned and controlled by MGM Resorts International and previously owned and controlled by Mandalay Resort Group (“Mandalay”) (“Galleon” and, collectively with ELLC, the “Partners”), entered into a joint venture agreement to establish Circus and Eldorado Joint Venture (the “Partnership”), a Nevada general partnership. The Partnership owns and operates a casino and hotel located in Reno, Nevada (“Silver Legacy”), which began operations on July 28, 1995. ELLC contributed land to the Partnership with a fair value of $25.0 million and cash of $26.9 million for a total equity investment of $51.9 million. Galleon contributed cash to the Partnership of $51.9 million to comprise their total equity investment. Each partner has a 50% interest in the Partnership.

On April 25, 2005, a wholly owned subsidiary of MGM Resorts International (“MGM”) was merged with and into Mandalay as a result of which Mandalay became a wholly owned subsidiary of MGM Resorts International. With the consummation of the merger, Galleon, Inc. became an indirect wholly-owned subsidiary of MGM Resorts International.

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

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of casino accounts receivable. The Partnership issues markers to approved casino customers following background checks and investigations of creditworthiness. Trade receivables, including casino and hotel receivables, are typically non-interest bearing. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Partnership’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2010, no significant concentrations of credit risk existed for which an allowance had not already been recorded (See Note 2).

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

The Partnership reviews its property and equipment and its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether an impairment exists. If it is determined that the asset is impaired based on expected undiscounted future cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized. For assets to be disposed of, the Partnership recognizes the asset at the lower of carrying value or fair market value, less cost of disposal, as estimated based on comparable asset sales or solicited offers. As of December 31, 2010 and 2009, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

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

	Years ended December 31,
	2010	2009	2008
Food and beverage	$9,082	$9,359	$9,134
Rooms	5,764	5,565	4,622
Other	1,918	2,558	2,774

	$16,764	$17,482	$16,530

The estimated costs of providing such promotional allowances are included in casino expenses and consist of the following (in thousands):

	Years ended December 31,
	2010	2009	2008
Food and beverage	$6,358	$6,511	$6,477
Rooms	1,770	1,711	1,320
Other	1,585	2,003	2,244

	$9,713	$10,225	$10,041

Advertising

Advertising costs are expensed in the period the advertising initially takes place. Advertising costs included in selling, general and administrative expenses were $5.3 million, $5.4 million and $6.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The reported amounts of the Partnership’s assets and liabilities exceeded the net tax basis by $32.9 million and $36.7 million, at December 31, 2010 and 2009, respectively.

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

The Partnership’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. Management believes that the carrying value of cash and cash equivalents, accounts receivable, and accounts payable are representative of their respective fair values due to the short maturities of these instruments. We determined the fair value of the Partnership’s 10 1/8% mortgage notes using Level 1 inputs. The fair value of the Partnership’s 10 1/8% mortgage notes, based on quoted market prices, was approximately $139.0 million and $126.4 million as of December 31, 2010 and 2009, respectively.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of revenues, expenses, gains and losses which do not affect net income (loss) under accounting principles generally accepted in the United States of America. Other comprehensive income (loss) for the years ended December 31, 2010, 2009 and 2008 includes an adjustment to the minimum pension liability and was computed as follows (in thousands):

	2010	2009	2008
Net income (loss)	$(9,594)	$(4,724)	$(8,778)
Minimum pension liability adjustment	(114)	(216)	506

Comprehensive income (loss)	$(9,708)	$(4,940)	$(8,272)

The reconciliation of accumulated other comprehensive income as of December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Accumulated other comprehensive income, beginning of year	$648	$432
Minimum pension liability adjustment	114	216

Accumulated other comprehensive income, end of year	$762	$648

Recently Issued Accounting Standards

The Partnership adopted various accounting standards during 2010, none of which had a material effect on its consolidated financial statements.

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

In April 2010, the FASB issued ASU No. 2010-16, Accruals for Casino Jackpot Liabilities. Specifically, the guidance clarifies that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The new guidance is effective for fiscal years beginning on or after December 15, 2010. The new guidance will be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Partnership expects to adopt the guidance in fiscal year 2011 and estimates the adjustment to retained earnings to be approximately $0.6 million.

Note 2. Accounts Receivable

Accounts receivable, net at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Casino receivables	$1,649	$1,798
Hotel receivables	1,102	1,322
Other receivables	321	246

	3,072	3,366
Less: allowance for doubtful accounts	(614)	(783)

Accounts receivable, net	$2,458	$2,583

The provision for bad debt expense for the years ended December 31, 2010, 2009 and 2008, was $0.3 million, $0.4 million and $0.6 million, respectively.

Note 3. Property and Equipment

Property and equipment at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Land and improvements	$28,405	$28,405
Building and other leasehold improvements	269,169	269,169
Furniture, fixtures, and equipment	104,935	106,278
Construction in progress	—	171

	402,509	404,023
Less: accumulated depreciation	(173,390)	(169,137)

Property and equipment, net	$229,119	$234,886

Substantially all property and equipment of the Partnership is collateralized by its long-term debt (see Note 6).

Note 4. Other Assets

Other assets, net at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
China, glassware and silverware	$210	$210
Debt issuance costs, net	631	1,174
Cash surrender value of life insurance policies	6,286	5,697
Other	188	89

	$7,315	$7,170

The initial inventory of china, glassware and silverware has been amortized to 50% of cost with the balance kept as base stock. Additional purchases of china, glassware and silverware are placed into inventory and expensed as used.

The Partnership incurred costs in connection with its issuance of its 10 1/8% mortgage notes due March 2012 and in connection with its bank credit facility (see Note 6). Debt issuance costs are capitalized when incurred and amortized to interest expense based on the related debt maturities using the straight-line method, which approximates the effective interest method. Costs related to the completed offering of the 10 1/8 mortgage notes included in other assets totaled $0.6 million and $1.2 million at December 31, 2010 and 2009, respectively. Accumulated amortization of the debt issuance costs were $5.7 million and $5.1 million at December 31, 2010 and 2009, respectively. The amortization of debt issuance costs included in interest expense was $0.6 million, $0.6 million and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Life insurance contracts are purchased to informally fund the Partnership’s Supplemental Executive Retirement Plan. Amounts included in other assets represent the cash surrender value of these life insurance contracts (see Note 9).

Note 5. Accrued and Other Liabilities

Accrued and other liabilities at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Accrued payroll and related	$1,524	$1,501
Accrued vacation	1,587	1,534
Accrued group insurance	618	631
Unclaimed chips and tokens	405	425
Accrued taxes	1,346	1,105
Advance room deposits	514	591
Progressive slot liability	1,463	1,739
Players’ club liability	419	618
Other	1,322	935

	$9,198	$9,079

Note 6. Long-Term Debt

Long-term debt at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
10 1/8 % Mortgage Notes due 2012 (net of unamortized discounts of $65 and $121)	$142,735	$142,679
Less current portion	—	—

	$142,735	$142,679

Scheduled maturities of long-term debt are as follows at December 31, 2010 (in thousands):

2011	—
2012	142,735

$142,735

On March 5, 2002, the Partnership and Capital (collectively, the “Issuers”) co-issued $160.0 million principal amount of senior secured mortgage notes due 2012 (the “Notes”). Concurrent with issuing the Notes, the Partnership entered into a senior secured credit facility (the “Credit Facility”) for $40.0 million. The Credit Facility originally provided for a $20.0 million senior secured revolving credit facility and a $20.0 million five-year term loan facility, each of which provided for the payment of interest at floating rates based on LIBOR plus a spread. The proceeds from the Notes, together with $26.0 million in borrowings under the Credit Facility, were used to repay $150.2 million representing all of the indebtedness outstanding under a prior bank credit facility and to fund $30.0 million of distributions to the Partners. In addition, the remaining proceeds along with operating cash flows were used to pay $6.3 million in related fees and expenses of the transactions. These fees were capitalized and are included in other assets. On November 4, 2003, the Partnership, U.S. Bank, N.A. and Bank of America, N.A., executed an amendment to the Credit Facility which reduced the revolving facility to $10.0 million. On March 28, 2008, the Partnership and Bank of America, N.A. executed an amendment reducing the revolving facility to $1.0 million. On January 28, 2009, the Partnership executed an amendment to extend the Credit Facility’s maturity date for an additional year to March 30, 2010. The Partnership had not utilized its borrowing capacity under the Credit Facility since 2003. As a result, the Credit Facility was not extended beyond its March 30, 2010 maturity date.

The Notes are senior secured obligations which rank equally with all of the Partnership’s outstanding senior debt and are senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets and a pledge by each of the Partners of all of its partnership interest in the Partnership. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8 % per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002.

The indenture relating to the Notes contains various restrictive covenants. The covenants require, and/or any covenants in any new credit facility we may secure may require, the maintenance of certain financial ratios and impose limitations on the ability of the Partnership, among other things, to incur additional debt or liens, engage in transactions with affiliates, dispose of property, make distributions to its partners or merge, consolidate or sell assets. As of December 31, 2010, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

In February 2009, the Partnership repurchased and retired $17.2 million principal amount of the Notes. The total purchase price of the Notes was approximately $11.4 million, resulting in a gain of approximately $5.5 million, net of unamortized debt issuance costs. The repurchase of the Notes reduced the amount of Notes outstanding to $142.8 million. The transaction was funded by available invested cash reserves. The Partnership’s executive committee has authorized the Partnership to spend up to an additional $8.6 million for the repurchase of Notes. It is anticipated that any additional Notes acquired prior to maturity will be acquired through open market purchases.

Note 7. Other Long-term Liabilities

Other long-term liabilities at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Accrued SERP liability (1)	$7,414	$6,982
SERP additional minimum liability	762	648

	$8,176	$7,630

(1)	See Note 9 “Employee Retirement Plans”.

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

Silver Legacy has utilized an aircraft owned by Recreational Enterprises, Inc. (“REI”), for the purpose of providing air service to select customers. During the years ended December 31, 2010, 2009 and 2008, the Partnership paid $24,800, $17,400 and $33,900, respectively, for such services. Although there is no agreement obligating the Partnership to utilize the plane or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. REI, which owns 47.8% of ELLC, is owned by various members of the Carano family, including Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s Executive Committee, each of whom owns an approximately 10.1% beneficial interest in REI, and Donald L. Carano, the father of Gary, Glenn and Gene Carano, who owns an approximately 49.5% interest in REI.

Silver Legacy’s marketing and sales departments have utilized a yacht owned by Sierra Adventure Equipment Leasing, Inc. (“Sierra Leasing”) at a flat rate per trip of $3,000 ($2,500 if the trip was shared with our Partner, ELLC) for various promotional events. The payments made by the Partnership to Sierra Leasing for the use of the yacht totaled $7,500, $2,500 and $5,000 during 2010, 2009 and 2008, respectively. Although there is no agreement obligating the Partnership to utilize the yacht or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. Sierra Leasing is owned by Donald L. Carano, the father of Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s executive committee.

Eldorado Resorts LLC owns the skywalk that connects Silver Legacy with the Eldorado Hotel & Casino. The charges from the service provider for the utilities associated with this skywalk are billed to the Partnership together with the charges for the utilities associated with Silver Legacy. Such charges are paid to the service provider by the Partnership, and the Partnership is reimbursed by Eldorado Resorts LLC for the portion of the charges allocable to the utilities provided to the skywalk. The charges for the utilities provided to the skywalk during the years ended December 31, 2010, 2009, and 2008 were $52,200, $61,700 and $62,000, respectively.

Since 1998, the Partnership has purchased from Eldorado Resorts LLC homemade pasta and other products for use in the restaurants at Silver Legacy and it is anticipated that the Partnership will continue to make similar purchases in the future. For purchases of these products during the years ended December 31, 2010, 2009 and 2008, which are billed to the Partnership at cost plus associated labor, the Partnership paid Eldorado Resorts LLC $54,400, $50,800 and $45,300, respectively.

Beginning in October 2005, the Partnership began providing on-site laundry services for Eldorado Resorts LLC related to the cleaning of certain types of linens. Although there is no agreement obligating Eldorado Resorts LLC to utilize this service, it is anticipated that the Partnership will continue to provide these laundry services in the future. The Partnership charges Eldorado Resorts LLC for labor and laundry supplies on a per unit basis which totaled $131,000, $113,100 and $72,300 during the years ended December 31, 2010, 2009 and 2008, respectively. The Partnership believes that the terms under which the Partnership provided these services were at least as favorable to it as those that would have been obtained in comparable transactions with an unaffiliated third party.

In April 2008, the Partnership and Eldorado Resort LLC began combining certain back-of-the-house and administrative departmental operations, including purchasing, advertising, information systems, surveillance, engineering, and various shared management positions of the Eldorado Hotel & Casino and Silver Legacy in an effort to achieve payroll cost savings synergies at both properties. Payroll costs associated with the combined operations are shared equally and are billed at cost plus an estimated allocation for related benefits and taxes. During 2010, 2009 and 2008, the Partnership reimbursed Eldorado Resorts LLC $647,300, $515,000 and $129,200, respectively, for the Partnership’s allocable portion of the shared administrative services costs associated with the operations performed at the Eldorado Hotel & Casino. During 2010, 2009 and 2008, Eldorado Resorts LLC reimbursed the Partnership $249,500, $142,000 and $30,100, respectively, for Eldorado’s allocable portion of the shared administrative services costs associated with the operations performed at Silver Legacy.

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

Note 9. Employee Retirement Plans

The Partnership instituted a defined contribution 401(k) plan in September 1995 which covers all employees who meet certain age and length of service requirements and allowed for an employer contribution up to 25 percent of the first six percent of each participating employee’s compensation. Plan participants can elect to defer before tax compensation through payroll deductions. Those deferrals are regulated under Section 401(k) of the Internal Revenue Code. In conjunction with implemented cost savings programs, the Partnership discontinued the employer matching contribution in February 2009. Due to this, the Partnership did not have any matching contributions for the year ending December 31, 2010. The Partnership’s matching contributions were $26,900 and $0.2 million, respectively, for the years ended December 31, 2009 and 2008.

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. The obligation is being funded informally through life insurance contracts on the participants and related cash surrender value. The Partnership’s periodic pension costs were $0.7 million, $1.0 million and $1.0 million, respectively, for the years ended December 31, 2010, 2009 and 2008.

The following information summarizes activity in the SERP for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Changes in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$7,742	$6,618
Service cost	18	310
Interest cost	428	446
Actuarial loss (gain)	341	443
Benefits paid	(75)	(75)

Projected benefit obligation at end of year	$8,454	$7,742

Fair Value of Plan Assets(1)	$—	$—

	2010	2009
Reconciliation of Funded Status:
Funded status	$(8,454)	$(7,742)
Unrecognized actuarial loss	762	422
Unrecognized prior service cost	—	226

Net amount recognized	$(7,692)	$(7,094)

Amounts Recognized on the Consolidated Balance Sheet:
Accrued net pension cost	$(7,692)	$(7,094)
Additional minimum liability	(762)	(648)
Accumulated other comprehensive loss	762	648

Net amount recognized	$(7,692)	$(7,094)

Weighted Average Assumptions:
Discount rate used to determine benefit obligations (2)	5.05%	5.73%
Discount rate used to determine net periodic benefit cost (2)	5.05%	5.73%
Expected long-term return on plan assets	N/A	N/A
Rate of compensation increase	3.50%	3.50%

The components of net periodic pension cost were as follows for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Components of Net Pension Cost:
Current period service cost	$18	$310	$395
Interest cost	428	446	400
Amortization of prior service cost	226	227	227

Net expense	$672	$983	$1,022

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid over the next ten years:

(in thousands)
2011	$279
2012	422
2013	453
2014	493
2015	568
2016-2020	3,675

(1)

(1) While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values totaling $6.3 million and $5.7 million at December 31, 2010 and 2009, respectively. The life insurance contracts had a face value of $11.8 million at December 31, 2010 and $11.0 million at December 31, 2009.

(2)	The discount rate utilized was based on the Citigroup Pension Liability Index as of December 31, 2010 and December 31, 2009 with a maturity of 32 years.

Note 10. Commitments and Contingencies

Operating Leases

The Partnership leases land and equipment under operating leases. Future minimum payments under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2010 (in thousands):

2011	$162
2012	158
2013	23
Thereafter	—

$343

Total rental expense under operating leases was $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2010, 2009 and 2008 which include rental payments associated with cancellable operating leases with terms less than one year.

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

There were no distributions for the years ended December 31, 2010 and 2009. No tax distributions of the Partnership to its partners were made in 2010 or 2009 and are not anticipated to be owed based on the expected final 2010 tax return. Total distributions for the year ended December 31, 2008 totaled $10.0 million and included a distribution of $5.0 million each to ELLC and Galleon representing a special distribution approved by the Partnership’s executive committee. No tax distributions of the Partnership to its partners were made in 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGA HOLDCO, LLC

Date: March 31, 2011	By:	/s/ Timothy T. Janszen
	Name:	Timothy T. Janszen
	Title:	Operating Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy T. Janszen	Operating Manager and Principal Executive	March 31, 2011
Timothy T. Janszen	Officer (Principal Executive Officer)

/s/ Roger A. May	Manager, Principal Financial Officer and	March 31, 2011
Roger A. May	Principal Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Ryan Langdon	Manager	March 31, 2011
Ryan Langdon

Exhibit Index

Exhibit No.	Description

2.1	Subscription Agreement for Class A Unit dated May 31, 2007 (Incorporated by reference to Exhibit No. 2.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

2.2	Subscription Agreement for Class B Units dated May 31, 2007 (Incorporated by reference to Exhibit No. 2.2 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

3.1	Articles of Organization of NGA HoldCo LLC, dated as of January 4, 2007 (Incorporated by reference to Exhibit No. 3.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

3.2	Amended and Restated Operating Agreement of NGA HoldCo LLC (Incorporated by reference to Exhibit No. 3.2 to Amendment No. 1 to the Company’s registration statement on Form 10-SB filed with the SEC on August 31, 2007 – SEC File No. 000-52734)

4.1	Operating Agreement of Eldorado HoldCo LLC, dated as of April 1, 2009 (Incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2009 – SEC File No. 000-52734)

4.2	Amended and Restated Operating Agreement of Eldorado Resorts, LLC dated as of December 14, 2007 (Incorporated by reference to Exhibit No. 4.1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 000-52734)

4.3	Amended and Restated Operating Agreement of Eldorado Resorts LLC, dated as of April 1, 2009 (Incorporated by reference to Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2009 – SEC File No. 000-52734)

10.1	Amended and Restated Purchase Agreement dated as of July 20, 2007 by and among Eldorado Resorts LLC, AcquisitionCo LLC and Donald L. Carano (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s registration statement on Form 10-SB filed with the SEC on August 31, 2007 – SEC File No. 000-52734)

10.2	Put-Call Agreement dated as of December 14, 2007 (Incorporated by reference to Exhibit No. 10.2 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 000-52734)

10.3	Registration Rights Agreement dated as of December 14, 2007 (Incorporated by reference to Exhibit No. 10.3 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 000-52734)

10.4	Assignment and Assumption of Registration Rights Agreement (Incorporated by reference to Exhibit No. 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2009 – SEC File No. 000-52734)

10.5	Indenture dated April 20, 2004, between Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Resorts’ Form 10-Q for the quarterly period ended March 31, 2004 SEC - File No. 333-11811)

Exhibit No.	Description

10.6	Supplemental Indenture, dated August 11, 2005, by and among Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.38 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.7	Second Supplemental Indenture, dated November 21, 2006, by and among Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.39 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.8	Supplemental Indenture, dated as of November 20, 2007 (Incorporated by reference to Exhibit No. 10.7 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 000-52734)

10.9	Environmental Indemnity, entered into as of March 5, 2002 (Incorporated by reference to Exhibit 10.10.6 to Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.10	Loan and Aircraft Security Agreement dated as of December 30, 2005 among Eldorado Resorts LLC and Banc of America Leasing & Capital (Incorporated by reference to Exhibit No. 10.8 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.11	Third Amended and Restated Loan Agreement dated as of February 28, 2006 among Eldorado Resorts LLC and Bank of America, N.A. (formerly Bank of America National Trust and Savings Association), as Issuing Bank and Administrative Agent. (Incorporated by reference to Exhibit No. 10.9 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.12	Amendment No. 1 to Third Amended and Restated Loan Agreement (Incorporated by reference to Exhibit No. 10.11 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 000-52734)

10.13	Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 3.3 to the Form S-4 Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. – SEC File No. 333-87202)

10.14	Management Agreement dated as of June 28, 1996 by and between Eldorado Resorts LLC, Recreational Enterprises, Inc. and Hotel-Casino Management, Inc. (Incorporated by reference to Exhibit 10.3 to the Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.15	Lease dated July 21, 1972 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.1 to the Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.16	Addendum to Lease dated March 20, 1973 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.2 to Resorts’ and Eldorado Capital Corp.’s Form S-4 Registration Statement - SEC File No. 333-11811)

Exhibit No.	Description

10.17	Amendment to Lease dated January 1, 1978 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.3 to Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.18	Amendment to Lease dated January 31, 1985 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.4 to Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.19	Third Amendment to Lease dated December 24, 1987 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.5 to Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.20	Second Amended and Restated Credit Agreement, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, the banks referred to therein and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.2 to Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.21	Guaranty dated as of March 5, 2002, made by Silver Legacy Capital Corp., in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.3 to Resorts’ Form 10-K for the year ended December 31, 2001 SEC File No. 333-11811 )

10.22	Second Amended and Restated Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.4 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.23	Guarantor Security Agreement, dated as of March 5, 2002, by and between Silver Legacy Capital Corp. and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.5 to Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.24	Second Amended and Restated Deed of Trust, dated as of February 26, 2002, but effective March 5, 2002, by and among Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.6 to Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.25	Second Amended and Restated Assignment of Rent and Revenues entered into as of February 26, 2002, but effective as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.7 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811 )

10.26	Second Amended and Restated Collateral Account Agreement, dated March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.8 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.27	Intercreditor Agreement, dated as of March 5, 2002, by and among Bank of America, N.A., as administrative agent, The Bank of New York, as trustee, Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 10.9.9 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

Exhibit No.	Description

10.28	Indenture, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.1 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.29	Deed of Trust, dated as of February 26, 2002, by Circus and Eldorado Joint Venture, to First American Title Company of Nevada for the benefit of the Bank of New York. (Incorporated by reference to Exhibit 10.10.2 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.30	Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Silver Legacy Corp. for the benefit of The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.3 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.31	Assignment of Rent and Revenues entered into as of February 26, 2002, by and between Circus and Eldorado Joint Venture and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.4 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.32	Collateral Account Agreement, dated as of March 5, 2002, by and among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.5 to the Resorts’ Form 10-K for the year ended December 31, 2001 - SEC File No. 333-11811)

10.33	Amendment No. 1 to Second Amended and Restated Credit Agreement dated November 4, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to Circus and Eldorado Joint Venture’s Quarterly Report on Form 10-Q for the period ended September 30, 2003–Commission File No. 333-87202)

10.34	Modification of Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rights dated November 3, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to Circus and Eldorado Joint Venture’s Quarterly Report on Form 10-Q for the period ended September 30, 2003–Commission File No. 333-87202)

10.35	Amendment No. 2 to Second Amended and Restated Credit Agreement dated June 15, 2005 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to Circus and Eldorado Joint Venture’s Current Report on Form 8-K filed June 20, 2005–Commission File No. 333-87202)

10.36	Amendment No. 3 to Second Amended and Restated Credit Agreement dated March 2, 2006 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to Circus and Eldorado Joint Venture’s Current Report on Form 8-K filed March 8, 2006–Commission File No. 333-87202)

10.37	UCC Financing Statement Amendments (Incorporated by reference to Exhibit 4.15 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

Exhibit No.	Description

10.38	Amendment No. 4 to Second Amended and Restated Credit Agreement as of March 28, 2007 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.11 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

10.39	Modification of Second Amended and Restated Assignment of Rents and Revenues between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.12 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

10.40	Second Modification of Second Amended and Restated Construction Deed of Trust between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.13 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006–Commission File No. 333-87202)

10.41	Fifth Amended and Restated Partnership Agreement of Eldorado Casino Shreveport Joint Venture, dated as of July 22, 2005. (Incorporated by reference to Exhibit No. 10.40 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.42	Amendment No. 1, dated as of November 29, 2007, to the Fifth Amended and Restated Joint Venture Agreement of Eldorado Casino Shreveport Joint Venture (Incorporated by reference to Exhibit No. 10.41 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 000-52734)

10.43	Management Agreement, dated as of July 22, 2005, by and between Eldorado Casino Shreveport Joint Venture and Eldorado Resorts, LLC. (Incorporated by reference to Exhibit No. 10.41 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.44	Amended and Restated Indenture, dated as of July 21, 2005, by and among Eldorado Casino Shreveport Joint Venture, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.42 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.45	Supplemental Indenture, dated as of November 15, 2007 (Incorporated by reference to Exhibit No. 10.44 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 000-52734)

10.46	Fourth Supplemental Indenture, dated as of June 29, 2009, among Eldorado Casino Shreveport Joint Venture, Shreveport Capital Corporation, Eldorado Shreveport #1, LLC, Eldorado Shreveport #2, LLC and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2009 – SEC File No. 000-52734)

10.47	Amended and Restated Security Agreement, dated as of July 21, 2005, by Eldorado Casino Shreveport Joint Venture to U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.43 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

Exhibit No.	Description

10.48	Amended and Restated Security Agreement, dated as of July 21, 2005, by Shreveport Capital Corporation to U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.44 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.49	Amended and Restated Mortgage, Leasehold Mortgage, and Assignment of Rents and Leases, dated as of July 21, 2005, by the Company. (Incorporated by reference to Exhibit No. 10.45 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.50	First Amendment to and Restatement of First Preferred Ship Mortgage, dated as of July 21, 2005, by Eldorado Casino Shreveport Joint Venture in favor of U.S. Bank National Association (amending 1999 ship mortgage). (Incorporated by reference to Exhibit No. 10.46 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.51	First Amendment to and Restatement of First Preferred Ship Mortgage, dated as of July 21, 2005, by Eldorado Casino Shreveport Joint Venture in favor of U.S. Bank National Association (amending 2001 ship mortgage). (Incorporated by reference to Exhibit No. 10.47 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.52	Membership Interest Pledge Agreement, dated as of July 22, 2005, by Eldorado Resorts, LLC in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.48 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.53	Partnership Interest Pledge Agreement, dated as of July 22, 2005, by Eldorado Shreveport #1, LLC in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.49 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.54	Partnership Interest Pledge Agreement, dated as of July 22, 2005, by Eldorado Shreveport #2, LLC in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.50 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.55	Reaffirmation of Partnership Undertakings, dated as of July 22, 2005, by Eldorado Shreveport #1, LLC, Eldorado Shreveport #2, LLC and Shreveport Gaming Holdings, Inc., a Delaware corporation, in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.51 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.56	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated February 28, 2006 by Eldorado Resorts LLC in favor of First American Title Company of Nevada, as trustee for the benefit of Bank of America, N.A. (Incorporated by reference to Exhibit No. 10.52 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.57	Third Amended and Restated Security Agreement dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.53 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

Exhibit No.	Description

10.58	Second Amended and Restated Security Agreement dated February 28, 2006 by Eldorado Capital Corp. in favor of Bank of America, N.A. as Administrative Agent (Incorporated by reference to Exhibit No. 10.54 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.59	Third Amended and Restated Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated February 28, 2006 by Eldorado Resorts LLC and C.S.&Y. Associates in favor of First American Title Company of Nevada as trustee for the benefit of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.55 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.60	Second Amended and Restated Assignment of Rents and Revenues dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.56 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.61	Second Amended and Restated Assignment of Subleases and Rents dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.57 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.62	Second Amended and Restated Assignment of Equipment Leases dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.58 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.63	Second Amended and Restated Guaranty dated February 28, 2006 by Eldorado Capital Corp. in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.59 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.64	Agreement, dated May 12, 2009, between Eldorado Resorts LLC and Newport Global Advisors L.P. (Incorporated by reference to Exhibit 10.62 to the Company’s annual report on Form 10-K for the year ended December 31, 2009 – SEC File No. 000-52734)

14.1	Code of Ethics of NGA HoldCo, LLC (Incorporated by reference to Exhibit No. 14.1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 000-52734)

21.1	Subsidiaries of NGA HoldCo LLC (Incorporated by reference to Exhibit No. 21.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.