Form 10-Q
period 2011-03-31
NGA Holdco, LLC
filed 2011-05-16
CIK 1405621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period              to

Commission File No. 0-52734

NGA HOLDCO, LLC

(Exact name of registrant as specified in its charter)

Nevada	20-8349236
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Waterway Avenue, Suite 150

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

NGA HOLDCO, LLC

FORM 10-Q

ii

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

NGA HOLDCO, LLC

CONSOLIDATED BALANCE SHEETS

March 31, 2011 and December 31, 2010 (unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$498,325	$498,299

Total current assets	498,325	498,299
Investment in Eldorado	28,071,759	28,197,330
Due from related party	5,179,772	5,179,772

Total Assets	$33,749,856	$33,875,401

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$125,526	$30,064

Total current liabilities	125,526	30,064
Due to related party	2,587,497	2,568,903

Total Liabilities	2,713,023	2,598,967

Members’ Equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	36,322,652	36,322,652
Accumulated deficit	(5,289,625)	(5,050,024)

Total Members’ equity	31,036,833	31,276,434

Total Liabilities & Members’ equity	$33,749,856	$33,875,401

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended March 31, 2011 and 2010 (unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Loss:
Equity loss on Eldorado	$(125,571)	$(624,382)

Total loss	(125,571)	(624,382)
Expenses:
Legal, licensing, and other expenses	114,030	132,647

Net loss before income taxes	(239,601)	(757,029)
Income tax benefit	—	—

Net loss	$(239,601)	$(757,029)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

Three months ended March 31, 2011 (unaudited)

	Class A Unit	Class B Units	Accumulated Deficit	Total Members’ Equity
Balance, December 31, 2010	$3,806	$36,322,652	$(5,050,024)	$31,276,434
Net loss	—	—	(239,601)	(239,601)

Balance, March 31, 2011	$3,806	$36,322,652	$(5,289,625)	$31,036,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2011 and 2010 (unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(239,601)	$(757,029)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity loss on Eldorado	125,571	624,382
Increase in accounts payable and accrued liabilities	95,462	100,823
Increase in due to related parties	18,594	31,868

Net cash provided by operating activities:	$26	$44

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities:	$—	$—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities:	$—	$—

Net increase in cash	$26	$44

Cash at beginning of the period	$498,299	$473,093

Cash at end of the period	$498,325	$473,137

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

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company as of March 31, 2011 and December 31, 2010, and the results of its operations for the three months ended March 31, 2011 and 2010, and its cash flows for the three months ended March 31, 2011 and 2010. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on April 13, 2011.

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

In determining whether the fair value of the investment in Eldorado is less than its carrying value, the Company uses a discounted cash flow model as its principal technique. The Company’s model incorporates an estimated weighted-average cost of capital that a market participant would use in evaluating the investment in a purchase transaction. The estimated weighted-average cost of capital is based on the risk free interest rate and other factors such as current risk premiums. The Company uses the discounted cash flow model as it provides greater detail and opportunity to reflect specific facts, circumstances and economic conditions for its investment. Comparable business transactions are often limited in number, contain dated information, and require significant adjustments due to differences in the size of the business, markets served and other factors. The Company therefore believes that in its circumstance, this makes comparisons to business transactions less reliable than the discounted cash flows model. However, the Company does consider comparable business transactions as a reasonableness test of our principal technique.

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

3. Membership Units and Related Rights

The Company’s Operating Agreement has created two classes of membership units, the Class A Units and the Class B Units. VoteCo holds one Class A Unit of the Company, representing the Company’s only outstanding voting equity. InvestCo holds 9,999 Class B Units of the Company representing all of the Company’s outstanding non-voting equity. With the exception of voting rights, the rights of a Class A Unit and a Class B Unit are identical.

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

Distributions

Subject to all applicable gaming approvals, distributions by the Company will be made to its members at such times and in such amounts as approved by the Operating Manager in good faith in accordance with the provisions of the Company’s operating agreement and, if and when made, will be distributed by the Company to its members in proportion to their respective percentage interests in the Company. There is no formal agreement between Newport and the Company regarding the settlement of the due to/from related parties; however, such amounts are expected to be settled upon sale of the Company’s investment in Eldorado.

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

4. Investment in Eldorado

The Company’s 17.0359% investment in Eldorado (which was acquired on April 1, 2009 in exchange for a 17.0359% interest originally acquired in Resorts, as described in Note 1) is accounted for under the equity method. The investment, which is reported as Equity income (loss) on Eldorado on the consolidated statement of operations, was originally recorded at fair value and is adjusted by the Company’s share of earnings, losses, distributions, and adjustments related to the amortization of definite-lived intangibles of the investment. The Company’s allocated income and loss related to Eldorado for the three months ended March 31, 2011 and 2010, respectively, are included as a component of net loss on the consolidated statement of operations. As of March 31, 2011 and December 31, 2010, there was no indication that impairment may have existed in relation to the investment in Eldorado.

A roll forward of the Company’s equity investment in Eldorado is as follows:

Total
Beginning balance at January 1, 2011	$28,197,330
Equity loss on Eldorado	(125,571)

Ending balance at March 31, 2011	$28,071,759

Summarized balance sheet information for Eldorado is as follows (in thousands):

	March 31, 2011	December 31, 2010
Current assets	$61,238	$57,747
Investment in joint ventures	41,033	42,994
Property and equipment, net	206,957	209,996
Intangible assets, net	20,720	20,720
Other assets, net	1,957	2,186

Total assets	$331,905	$333,643

Current liabilities	$25,850	$27,685
Long-term liabilities	190,730	190,764
13% Preferred equity interest	19,289	19,289
Non-controlling interest	4,732	4,807
Partners’ equity	91,304	91,098

Total liabilities and partners’ equity	$331,905	$333,643

Summarized results of operations for Eldorado are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net operating revenues	$63,841	$64,030
Operating expenses	(57,700)	(60,692)
Loss on sale/disposition of long-lived assets	(12)	(151)
Equity loss of unconsolidated affiliates	(1,706)	(1,495)

Operating income	4,423	1,692
Other expense, net	(5,076)	(5,266)

Net loss	(653)	(3,574)
Less net income attributable to noncontrolling interest	75	68

Net loss attributable to the Company	$(578)	$(3,506)

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

Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

	March 31, 2011	December 31, 2010
Current assets	$35,376	$38,817
Property and equipment, net	225,849	229,119
Other assets, net	7,344	7,315

Total assets	$268,569	$275,251

Current liabilities	$157,723	$18,510
Long-term liabilities	8,278	150,911
Partners’ equity	102,568	105,830

Total liabilities and partners’ equity	$268,569	$275,251

Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net revenues	$27,575	$27,807
Operating expenses	(27,723)	(27,588)

Operating income	(148)	219
Other expense, net	(3,760)	(3,765)

Net loss	$(3,908)	$(3,546)

5. Related Parties

InvestCo owns 99.99% of the Company which is a non-voting interest. The other .01% of the Company, which is the only voting interest of the Company, is owned by VoteCo. InvestCo is wholly owned by Newport. In May 2007, Newport contributed to the Company 100% of the New Shreveport Notes held by Newport since August 2006 and 11% of the SGH preferred shares held since August 2006 that comprised the Company’s Eldorado Shreveport investments (the “Eldorado Shreveport Investments”). The Eldorado Shreveport Investments were transferred to the Company at fair market value at the date of transfer. VoteCo is responsible for the operations of the Company and is wholly owned by the managers of Newport.

At March 31, 2011 and December 31, 2010, the Company was owed $5,179,772 from Newport, representing $5,118,168 of interest earned and received on the Eldorado Shreveport Investments and $61,600 of preferred dividend earned and received on the 11,000 SGH preferred shares. At March 31, 2011 and December 31, 2010, the Company owed $2,587,497 and $2,568,903, respectively, to Newport for expenses paid by Newport on the Company’s behalf. There is no formal agreement outlining the settlement of the receivable and payable between Newport and the Company. Accordingly, the receivable and payable are reflected as a non-current asset and a non-current liability, respectively, at March 31, 2011 and December 31, 2010.

6. Proposed Acquisition

As more fully described in Item 1 of our annual report on Form 10-K for the year ended December 31, 2010, on February 23, 2010, Black Gaming, LLC (“Black Gaming”) and its subsidiaries (collectively with Black Gaming, the “Debtors”) filed petitions with the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) for relief under Title 11, Chapter 11 of the United States Code (the “Bankruptcy Code”). On March 1, 2010, the Debtors filed with the Bankruptcy Court a Joint Plan of Reorganization (the “Plan”). The Plan was approved by the Bankruptcy Court on June 28, 2010. If all of the conditions specified in the Plan are satisfied, then, according to the terms of the Plan, a new entity (“New Black Gaming”) is to acquire all of the assets of Black Gaming, including its direct and indirect ownership interests in the debtor subsidiaries, and New Black Gaming is to issue to a group of investors all of the equity interests in New Black Gaming, including the issuance of 40% of the total equity interests in New Black Gaming to Newport or an affiliate of Newport for $8,222,222 in cash. The Plan also provides for the issuance to a class of Black Gaming’s creditors of warrants to purchase five percent of the fully-diluted equity interests in New Black Gaming that will be exercisable for a period of five years and, if exercised in full, would reduce the percentage interest issuable to Newport or an affiliate of Newport from 40% to 38%. The assets to be acquired by New Black Gaming pursuant to the Plan include the CasaBlanca Hotel & Casino and the Virgin River Hotel & Casino, each in Mesquite, Nevada, two championship golf courses, a full-service spa, a bowling center, a gun club, restaurants, and banquet and conference facilities, all as more fully described in our aforementioned Form 10-K. Though no official date has been set, Black Gaming has a plan in place for the demolition of the casino and some of the 900 rooms at its inoperative Oasis Hotel & Casino. Due to weak business conditions, operations were reduced at the Oasis property beginning in December 2008, and the only current operations involve a portion of the hotel facilities used to accommodate overflow from the other hotels.

If all of the conditions specified in the Plan are satisfied, Newport and Newport Global Credit Fund (Master) LP (“Master” and, collectively with Newport, the “Newport Funds”) intend to acquire the 40% equity interest in New Black Gaming utilizing the Company’s wholly owned subsidiary, AcquisitionCo, to make the acquisition. In that event, the Newport Funds will contribute to InvestCo the full amount of the cash purchase price which in turn will be contributed by InvestCo to the Company, then by the Company to Blocker, and finally by Blocker to AcquisitionCo, which will pay the purchase price and acquire the 40% interest in New Black Gaming. As a result of the aforementioned contribution from the Newport Funds down to AcquisitionCo, Master will become a second member of InvestCo, but the transaction will not result in any other change in the ownership of InvestCo, the Company, Blocker or AcquisitionCo. If the acquisition is consummated, the Company’s financial statements will, from the date of consummation of such acquisition, reflect the Company’s allocable share of the net income (loss) related to the investment in New Black Gaming. The potential acquisition is subject to a number of conditions including, but not limited to, the receipt of all requisite gaming approvals required in order for AcquisitionCo to be able to acquire an equity interest in New Black Gaming. While there can be no assurances that all of the conditions to closing can be satisfied, management anticipates that the transaction will be completed during the latter part of the second quarter of this year; however, this is subject to change depending, upon other things, on the aforementioned receipt of all requisite gaming approvals.

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

From the date the investments conveyed by the Company for its 17.0359% interest in a Resorts were first acquired by Newport Global in August 2006 until the Company’s acquisition of the 17.0359% interest in Resorts, the unaudited condensed consolidated financial statements presented reflect the Company’s activity with respect to such investments, which consisted principally of bonds and preferred shares associated with Eldorado Shreveport (the “Eldorado Shreveport Investments”). The related statements of operations reflect the interest earned by Newport Global associated with the Eldorado Shreveport Investments from August 2006 and any direct expenses associated with the acquisition of the 17.0359% interest in Resorts.

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

Operational highlights for Eldorado for the three months ended March 31, 2011 included net operating revenues of approximately $63.8million and operating expenses of approximately $57.7 million. In addition, Eldorado’s equity in net loss of unconsolidated affiliates was approximately $1.7 million and interest expense was approximately $5.1 million for the period. The net result for the quarter was a net loss of approximately $0.6 million, compared with a net loss of approximately $3.5 million for the corresponding quarter of 2010.

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

The Company’s net loss, which largely reflects the Company’s share of the net loss of Eldorado, was $239,601 for the quarter ended March 31, 2011 compared to a net loss of $757,029 for the same period in 2010. Primarily as a result of consistent revenues and a $3 million decrease in operating expenses for Eldorado when compared to the same period in 2010, the Company’s equity loss on Eldorado decreased by $498,811. This decrease in equity loss was also positively affected by an $18,617 decrease to the Company’s legal and licensing expenses during the quarter when compared to the same period in 2010. This decrease was due to fewer expenses being incurred in connection with the proposed acquisition of a 40% interest in New Black Gaming (see Proposed Acquisition, below).

Liquidity and Capital Resources

The Company incurred approximately $0.1 million of costs associated with its investment in Eldorado and the proposed New Black Gaming acquisition during the three month periods ended March 31, 2011 and March 31, 2010. Expenses incurred related to accounting and legal fees for the preparation of regulatory filings, along with travel and legal expenses related to the proposed acquisition of a 40% interest in New Black Gaming (see Proposed Acquisition, below). For the remainder of 2011, the Company expects to incur additional costs of approximately $0.1 million. These costs will be financed by member contributions.

Proposed Acquisition

As more fully described in Item 1 of our annual report on Form 10-K for the year ended December 31, 2010, on February 23, 2010, Black Gaming, LLC (“Black Gaming”) and its subsidiaries (collectively with Black Gaming, the “Debtors”) filed petitions with the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) for relief under Title 11, Chapter 11 of the United States Code (the “Bankruptcy Code”). On March 1, 2010, the Debtors filed with the Bankruptcy Court a Joint Plan of Reorganization (the “Plan”). The plan was approved by the Bankruptcy Court on June 28, 2010. If all of the conditions specified in the Plan are satisfied, then, according to the terms of the Plan, a new entity (“New Black Gaming”) is to acquire all of the assets of Black Gaming, including its direct and indirect ownership interests in the debtor subsidiaries, and New Black Gaming is to issue to a group of investors all of the equity interests in New Black Gaming, including the issuance of 40% of the total equity interests in New Black Gaming to Newport or an affiliate of Newport for $8,222,222 in cash. The Plan also provides for the issuance to a class of Black Gaming’s creditors of warrants to purchase five percent of the fully-diluted equity interests in New Black Gaming that will be exercisable for a period of five years and, if exercised in full, would reduce the percentage interest issuable to Newport or an affiliate of Newport from 40% to 38%. The assets to be acquired by New Black Gaming pursuant to the Plan include the CasaBlanca Hotel & Casino and the Virgin River Hotel & Casino, each in Mesquite, Nevada, two championship golf courses, a full-service spa, a bowling center, a gun club, restaurants, and banquet and conference facilities, all as more fully described in our aforementioned Form 10-K. Though no official date has been set, Black Gaming has a plan in place for the demolition of the casino and some of the 900 rooms at its inoperative Oasis Hotel & Casino. Due to weak business conditions, operations were reduced at the Oasis property beginning in December 2008, and the only current operations involve a portion of the hotel facilities which are used to accommodate overflow from the other hotels.

If all of the conditions specified in the Plan are satisfied, Newport and Newport Global Credit Fund (Master) LP (“Master” and, collectively with Newport, the “Newport Funds”) intend to acquire the 40% equity interest in New Black Gaming utilizing the Company’s wholly owned subsidiary, AcquisitionCo, to make the acquisition. In that event, the Newport Funds will contribute to InvestCo the full amount of the cash purchase price which in turn will be contributed by InvestCo to the Company, then by the Company to Blocker, and finally by Blocker to AcquisitionCo, which will pay the purchase price and acquire the 40% interest in New Black Gaming. As a result of the aforementioned contribution from the Newport Funds down to AcquisitionCo, Master will become a second member of InvestCo, but the transaction will not result in any other change in the ownership of InvestCo, the Company, Blocker or AcquisitionCo. If the acquisition is consummated, the Company’s financial statements will, from the date of consummation of such acquisition, reflect the Company’s allocable share of the net income (loss) related to the investment in New Black Gaming. The potential acquisition is subject to a number of conditions including, but not limited to, the receipt of all requisite gaming approvals required in order for AcquisitionCo to be able to acquire an equity interest in New Black Gaming. While there can be no assurances that all of the conditions to closing can be satisfied, management anticipates that the transaction will be completed during the latter part of the second quarter of this year; however, this is subject to change depending, upon other things, on the aforementioned receipt of all requisite gaming approvals.

Critical Accounting Estimates and Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to those policies during the three months ended March 31, 2011.

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

Changes in internal control over financial reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, no such changes to our internal control over financial reporting occurred during the quarter ended March 31, 2011.

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

NGA HOLDCO, LLC

Date: May 16, 2011	By:	/S/ Timothy T. Janszen
Timothy T. Janszen
Operating Manager
(Principal Executive Officer)

Date: May 16, 2011	By:	/S/ ROGER A. MAY
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