Form 10-K/A
period 2010-12-31
NGA Holdco, LLC
filed 2011-07-08
CIK 1405621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

NGA HoldCo, LLC is filing this Amendment No. 1 (this “amendment”) on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2010 due to the inadvertent inclusion in the original filing of non-finalized versions of the Eldorado Holdco LLC and Circus and Eldorado Joint Venture December 31, 2010 financial statements. The amended items are as follows:

ITEM 1 BUSINESS

In the fourth paragraph under Item 1 on page 3of the original filing, the amounts reported for Resorts’ net revenue and net loss have changed from $261.7 and $(6.75) million to $262.6 and $(6.0) million, respectively.

In the table on page 17of the original filing, the amounts reported for Gaming Revenues in 2007 have changed from $925,512 to $928,512.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On page 44 of the original filing, in the first paragraph under the subheading Cash Flows, the amount reported for the aggregation of the net decrease in current and other assets and the decrease in liability accounts has changed from $5.8 to $5.3 million.

ITEM 15 EXHIBITS AND FINANCIAL STATEMENTS

The December 31, 2010 financial statements and notes to the consolidated financial statements of Eldorado Holdco LLC and Circus and Eldorado Joint Venture have been included in their entirety.

The signatures and certifications from the original filing have been modified to reflect NGA Holdco’s actual filing date, April 13, 2011.

Management notes that the changes to the amended items discussed above have had no material effect on the financial statements of NGA Holdco LLC, Eldorado Holdco LLC, or Circus and Eldorado Joint Venture. This amendment does not update information contained in the original filing to reflect facts or events that may have occurred subsequent to the date of the original filing or subsequent to any periods for which disclosure was otherwise provided in the original filing.

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

Resorts was formed in 1996 and became the successor to a predecessor partnership that constructed the original Eldorado Hotel and Casino in Reno, Nevada (as subsequently expanded, the “Eldorado-Reno”) which opened for business in 1973. Resorts owns and operates the Eldorado-Reno. Through two wholly owned subsidiaries, Resorts also owns all of the partnership interest, other than certain rights associated with the “Preferred Capital Contribution Amount” and “Preferred Return” (as these terms are defined in the partnership agreement) of the partnership that owns, and operates pursuant to a management agreement, the Eldorado Shreveport Hotel and Casino in Shreveport, Louisiana (the “Eldorado-Shreveport”). Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company 96.1858% owned by Resorts, is a 50% joint venture partner in a general partnership that owns and operates the Silver Legacy Resort Casino (“Silver Legacy”), a hotel and casino property adjacent to Eldorado-Reno. Resorts also owns a 21.25% interest in Tamarack Junction, a small casino in south Reno. For the year ended December 31, 2010, Resorts had net revenue of $262.6 million and a net loss of $(6.0) million compared with net revenue of $271.9 million and a net loss of $(1.4) million for the year ended December 31, 2009.

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

	The Reno Market
	2006	2007	2008	2009	2010
Gaming Revenues (000’s)(1)	$940,315	$928,512	$831,889	$715,234	$683,940
Gaming Positions(2)(3)	21,794	21,670	20,217	19,009	18,091
Hotel Rooms(2)	14,393	15,292	15,637	16,134	15,398
Average Hotel Occupancy Rate(1)	76.6%	75.4%	66.6%	64.7%	66.1%
Visitors(2)	5,121,119	5,097,591	4,583,298	4,354,423	4,406,276

(1)	For the twelve months ended December 31 for each period shown.
(2)	As of December 31 for each period shown.
(3)	Calculated from information provided by the Nevada State Gaming Control Board.
(4)	For the twelve months ended June 30 for each period shown.

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

Liquidity and Capital Resources

Cash Flows

During the years ended December 31, 2010 and 2009, Eldorado generated cash flows from operating activities of $25.2 million and $24.5 million, respectively. The $0.7 million increase in cash provided by operations was comprised of a net decrease in current and other assets and decrease in liability accounts aggregating $5.3 million offset by an increase in net loss of $4.7 million.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed with, or incorporated by reference in, this report.

Exhibit No.	Description

2.1	Subscription Agreement for Class A Unit dated May 31, 2007 (Incorporated by reference to Exhibit No. 2.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

2.2	Subscription Agreement for Class B Units dated May 31, 2007 (Incorporated by reference to Exhibit No. 2.2 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

3.1	Articles of Organization of NGA HoldCo LLC, dated as of January 4, 2007 (Incorporated by reference to Exhibit No. 3.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

3.2	Amended and Restated Operating Agreement of NGA HoldCo LLC (Incorporated by reference to Exhibit No. 3.2 to Amendment No. 1 to the Company’s registration statement on Form 10-SB filed with the SEC on August 31, 2007 – SEC File No. 000-52734)

4.1	Operating Agreement of Eldorado HoldCo LLC, dated as of April 1, 2009 (Incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2009 – SEC File No. 000-52734)

4.2	Amended and Restated Operating Agreement of Eldorado Resorts LLC dated as of December 14, 2007 (Incorporated by reference to Exhibit No. 4.1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

4.3	Amended and Restated Operating Agreement of Eldorado Resorts LLC, dated as of April 1, 2009 (Incorporated by reference to Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2009 – SEC File No. 000-52734)

4.4	Amendment to Third Amended and Restated Operating Agreement of Eldorado Resorts LLC, dated as of June 10, 2010 (Incorporated by reference to Exhibit No. 4.0 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2010 – SEC File No. 000-52734)

10.1	Amended and Restated Purchase Agreement dated as of July 20, 2007 by and among Eldorado Resorts LLC, AcquisitionCo LLC and Donald L. Carano (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s registration statement on Form 10-SB filed with the SEC on August 31, 2007 – SEC File No. 000-52734)

10.2	Put-Call Agreement dated as of December 14, 2007 (Incorporated by reference to Exhibit No. 10.2 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

10.3	Registration Rights Agreement dated as of December 14, 2007 (Incorporated by reference to Exhibit No. 10.3 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

10.4	Assignment and Assumption of Registration Rights Agreement (Incorporated by reference to Exhibit No. 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2009 – SEC File No. 000-52734)

10.5	Indenture dated April 20, 2004, between Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Resorts’ Form 10-Q for the quarterly period ended March 31, 2004 SEC – File No. 333-11811)

10.6	Supplemental Indenture, dated August 11, 2005, by and among Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.38 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.7	Second Supplemental Indenture, dated November 21, 2006, by and among Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.39 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

Exhibit No.	Description

10.8	Supplemental Indenture, dated as of November 20, 2007 (Incorporated by reference to Exhibit No. 10.7 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

10.9	Environmental Indemnity, entered into as of March 5, 2002 (Incorporated by reference to Exhibit 10.10.6 to Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.10	Loan and Aircraft Security Agreement dated as of December 30, 2005 among Eldorado Resorts LLC and Banc of America Leasing & Capital (Incorporated by reference to Exhibit No. 10.8 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.11	Third Amended and Restated Loan Agreement dated as of February 28, 2006 among Eldorado Resorts LLC and Bank of America, N.A. (formerly Bank of America National Trust and Savings Association), as Issuing Bank and Administrative Agent. (Incorporated by reference to Exhibit No. 10.9 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.12	Amendment No. 1 to Third Amended and Restated Loan Agreement (Incorporated by reference to Exhibit No. 10.11 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

10.13	Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 3.3 to the Form S-4 Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. – SEC File No. 333-87202)

10.14	Management Agreement dated as of June 28, 1996 by and between Eldorado Resorts LLC, Recreational Enterprises, Inc. and Hotel-Casino Management, Inc. (Incorporated by reference to Exhibit 10.3 to the Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement – SEC File No. 333-11811)

10.15	Lease dated July 21, 1972 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.1 to the Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement – SEC File No. 333-11811)

10.16	Addendum to Lease dated March 20, 1973 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.2 to Resorts’ and Eldorado Capital Corp.’s Form S-4 Registration Statement – SEC File No. 333-11811)

10.17	Amendment to Lease dated January 1, 1978 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.3 to Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement – SEC File No. 333-11811)

10.18	Amendment to Lease dated January 31, 1985 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.4 to Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement – SEC File No. 333-11811)

10.19	Third Amendment to Lease dated December 24, 1987 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.5 to Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement – SEC File No. 333-11811)

10.20	Second Amended and Restated Credit Agreement, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, the banks referred to therein and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.2 to Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.21	Guaranty dated as of March 5, 2002, made by Silver Legacy Capital Corp., in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.3 to Resorts’ Form 10-K for the year ended December 31, 2001 SEC File No. 333-11811 )

Exhibit No.	Description

10.22	Second Amended and Restated Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.4 to the Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.23	Guarantor Security Agreement, dated as of March 5, 2002, by and between Silver Legacy Capital Corp. and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.5 to Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.24	Second Amended and Restated Deed of Trust, dated as of February 26, 2002, but effective March 5, 2002, by and among Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.6 to Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.25	Second Amended and Restated Assignment of Rent and Revenues entered into as of February 26, 2002, but effective as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.7 to the Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811 )

10.26	Second Amended and Restated Collateral Account Agreement, dated March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.8 to the Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.27	Intercreditor Agreement, dated as of March 5, 2002, by and among Bank of America, N.A., as administrative agent, The Bank of New York, as trustee, Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 10.9.9 to the Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.28	Indenture, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.1 to the Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.29	Deed of Trust, dated as of February 26, 2002, by Circus and Eldorado Joint Venture, to First American Title Company of Nevada for the benefit of the Bank of New York. (Incorporated by reference to Exhibit 10.10.2 to the Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.30	Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Silver Legacy Corp. for the benefit of The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.3 to the Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.31	Assignment of Rent and Revenues entered into as of February 26, 2002, by and between Circus and Eldorado Joint Venture and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.4 to the Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.32	Collateral Account Agreement, dated as of March 5, 2002, by and among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.5 to the Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.33	Amendment No. 1 to Second Amended and Restated Credit Agreement dated November 4, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to Circus and Eldorado Joint Venture’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 – Commission File No. 333-87202)

Exhibit No.	Description

10.34	Modification of Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rights dated November 3, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to Circus and Eldorado Joint Venture’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 – Commission File No. 333-87202)

10.35	Amendment No. 2 to Second Amended and Restated Credit Agreement dated June 15, 2005 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to Circus and Eldorado Joint Venture’s Current Report on Form 8-K filed June 20, 2005 – Commission File No. 333-87202)

10.36	Amendment No. 3 to Second Amended and Restated Credit Agreement dated March 2, 2006 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to Circus and Eldorado Joint Venture’s Current Report on Form 8-K filed March 8, 2006 – Commission File No. 333-87202)

10.37	UCC Financing Statement Amendments (Incorporated by reference to Exhibit 4.15 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006 – Commission File No. 333-87202)

10.38	Amendment No. 4 to Second Amended and Restated Credit Agreement as of March 28, 2007 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.11 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006 – Commission File No. 333-87202)

10.39	Modification of Second Amended and Restated Assignment of Rents and Revenues between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.12 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006 – Commission File No. 333-87202)

10.40	Second Modification of Second Amended and Restated Construction Deed of Trust between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.13 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006 – Commission File No. 333-87202)

10.41	Fifth Amended and Restated Partnership Agreement of Eldorado Casino Shreveport Joint Venture, dated as of July 22, 2005. (Incorporated by reference to Exhibit No. 10.40 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.42	Amendment No. 1, dated as of November 29, 2007, to the Fifth Amended and Restated Joint Venture Agreement of Eldorado Casino Shreveport Joint Venture (Incorporated by reference to Exhibit No. 10.41 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

10.43	Management Agreement, dated as of July 22, 2005, by and between Eldorado Casino Shreveport Joint Venture and Eldorado Resorts, LLC. (Incorporated by reference to Exhibit No. 10.41 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.44	Amended and Restated Indenture, dated as of July 21, 2005, by and among Eldorado Casino Shreveport Joint Venture, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.42 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.45	Supplemental Indenture, dated as of November 15, 2007 (Incorporated by reference to Exhibit No. 10.44 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 0-52734)

Exhibit No.	Description

10.46	Fourth Supplemental Indenture, dated as of June 29, 2009, among Eldorado Casino Shreveport Joint Venture, Shreveport Capital Corporation, Eldorado Shreveport #1, LLC, Eldorado Shreveport #2, LLC and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2009 – SEC File No. 000-52734)

10.47	Amended and Restated Security Agreement, dated as of July 21, 2005, by Eldorado Casino Shreveport Joint Venture to U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.43 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.48	Amended and Restated Security Agreement, dated as of July 21, 2005, by Shreveport Capital Corporation to U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.44 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.49	Amended and Restated Mortgage, Leasehold Mortgage, and Assignment of Rents and Leases, dated as of July 21, 2005, by the Company. (Incorporated by reference to Exhibit No. 10.45 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.50	First Amendment to and Restatement of First Preferred Ship Mortgage, dated as of July 21, 2005, by Eldorado Casino Shreveport Joint Venture in favor of U.S. Bank National Association (amending 1999 ship mortgage). (Incorporated by reference to Exhibit No. 10.46 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.51	First Amendment to and Restatement of First Preferred Ship Mortgage, dated as of July 21, 2005, by Eldorado Casino Shreveport Joint Venture in favor of U.S. Bank National Association (amending 2001 ship mortgage). (Incorporated by reference to Exhibit No. 10.47 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.52	Membership Interest Pledge Agreement, dated as of July 22, 2005, by Eldorado Resorts, LLC in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.48 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.53	Partnership Interest Pledge Agreement, dated as of July 22, 2005, by Eldorado Shreveport #1, LLC in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.49 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.54	Partnership Interest Pledge Agreement, dated as of July 22, 2005, by Eldorado Shreveport #2, LLC in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.50 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.55	Reaffirmation of Partnership Undertakings, dated as of July 22, 2005, by Eldorado Shreveport #1, LLC, Eldorado Shreveport #2, LLC and Shreveport Gaming Holdings, Inc., a Delaware corporation, in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.51 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.56	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated February 28, 2006 by Eldorado Resorts LLC in favor of First American Title Company of Nevada, as trustee for the benefit of Bank of America, N.A. (Incorporated by reference to Exhibit No. 10.52 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

Exhibit No.	Description

10.57	Third Amended and Restated Security Agreement dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.53 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.58	Second Amended and Restated Security Agreement dated February 28, 2006 by Eldorado Capital Corp. in favor of Bank of America, N.A. as Administrative Agent (Incorporated by reference to Exhibit No. 10.54 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.59	Third Amended and Restated Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated February 28, 2006 by Eldorado Resorts LLC and C.S.&Y. Associates in favor of First American Title Company of Nevada as trustee for the benefit of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.55 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.60	Second Amended and Restated Assignment of Rents and Revenues dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.56 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.61	Second Amended and Restated Assignment of Subleases and Rents dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.57 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.62	Second Amended and Restated Assignment of Equipment Leases dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.58 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.63	Second Amended and Restated Guaranty dated February 28, 2006 by Eldorado Capital Corp. in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.59 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.64	Agreement, dated May 12, 2009, between Eldorado Resorts LLC and Newport Global Advisors L.P. (Incorporated by reference to Exhibit 10.62 to the Company’s annual report on Form 10-K for the year ended December 31, 2009 – SEC File No. 000-52734)

14.1	Code of Ethics of NGA HoldCo, LLC (Incorporated by reference to Exhibit No. 14.1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 000-52734)

21.1	Subsidiaries of NGA HoldCo LLC (Incorporated by reference to Exhibit No. 21.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is amended as set forth in the exhibit attached hereto to reflect the actual filing date of April 13, 2011.

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

6. Income Taxes

Blocker, a wholly owned subsidiary, elected to be taxable as a corporation, effective upon inception, January 8, 2007. The following table summarizes the current and deferred federal income tax expense (benefit) as of December 31:

	2010	2009	2008
Federal—current	$—	$—	$(222,300)
Federal—deferred	—	2,472,163	(2,918,260)

	$—	$2,472,163	$(3,140,560)

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits as of December 31:

	2010	2009	2008
Unrecognized tax benefit—opening balance	$—	$—	$—
Gross increases—tax position in prior period	—	—	—
Gross decreases—tax position in prior period	—	—	—
Gross increases—tax position in current year	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	—	—	—

Unrecognized tax benefit—ending balance	$—	$—	$—

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

INDEPENDENT AUDITORS’ REPORT

To the Members of Eldorado HoldCo LLC

Reno, NV

We have audited the accompanying balance sheets of Eldorado HoldCo LLC and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Eldorado Holdco LLC and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
April 8, 2011

ELDORADO HOLDCO LLC

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,133	$31,320
Restricted cash	150	150
Accounts receivable, net	4,167	8,512
Due from members and affiliates	167	259
Inventories	3,220	3,090
Prepaid expenses	1,910	2,981

Total current assets	57,747	46,312
INVESTMENT IN JOINT VENTURES	42,994	47,913
PROPERTY AND EQUIPMENT, net	209,996	224,153
INTANGIBLE ASSETS, net	20,720	20,945
OTHER ASSETS, net	2,186	2,205

Total assets	$333,643	$341,528

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations	$371	$183
Accounts payable	5,952	6,162
Interest payable	6,599	6,599
Accrued and other liabilities	14,571	16,376
Due to members and affiliates	192	204

Total current liabilities	27,685	29,524
LONG-TERM DEBT	188,958	188,958
CAPITAL LEASE OBLIGATIONS, less current portion	1,002	733
13% PREFERRED EQUITY INTEREST, includes interest of $409 in both 2010 and 2009 (Note 9)	19,289	19,289
OTHER LIABILITIES	805	632

Total liabilities	237,738	239,136
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Members’ equity	91,098	97,402
Noncontrolling interest	4,807	4,990

Total members’ equity	95,905	102,392

Total liabilities and members’ equity	$333,643	$341,528

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO HOLDCO LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	For the years ended December 31,
	2010	2009	2008
OPERATING REVENUES:
Casino	$211,301	$222,665	$231,087
Food, beverage and entertainment	60,838	60,860	63,367
Hotel	25,450	24,358	26,658
Other	7,201	7,526	7,797

	304,790	315,409	328,909
Less—promotional allowances	(42,168)	(43,510)	(44,087)

Net operating revenues	262,622	271,899	284,822

OPERATING EXPENSES:
Casino	114,552	119,024	122,884
Food, beverage and entertainment	42,679	42,952	46,368
Hotel	9,433	9,613	10,616
Other	10,583	10,752	10,733
Selling, general and administrative	43,773	43,583	48,681
Management fees	120	—	500
Depreciation and amortization	22,440	23,932	23,916

Operating expenses	243,580	249,856	263,698
LOSS ON SALE/DISPOSITION OF LONG-LIVED ASSETS AND PROPERTY AND EQUIPMENT	(266)	(1,102)	(288)
ACQUISITION TERMINATION CHARGES	—	—	(6,840)
EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATES	(3,899)	(1,218)	(3,341)
IMPAIRMENT IN INVESTMENT IN JOINT VENTURE	—	—	(16,550)

OPERATING INCOME (LOSS)	14,877	19,723	(5,895)

OTHER INCOME (EXPENSE)
Interest income	1	1	228
Other income	—	101	432
Interest expense	(21,065)	(21,263)	(22,622)

Total other expense	(21,064)	(21,161)	(21,962)

NET LOSS	(6,187)	(1,438)	(27,857)
LESS NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	183	90	798

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(6,004)	$(1,348)	$(27,059)

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO HOLDCO LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

(dollars in thousands)

	Eldorado HoldCo	Noncontrolling Interest	Total
BALANCE, January 31, 2008	$137,839	$6,069	$143,908
Net loss	(27,059)	(798)	(27,857)
Other comprehensive loss marketable security adjustment	(108)	—	(108)

Total comprehensive loss	(27,167)	(798)	(27,965)
Redemption of non-voting partnership equity interests	(9,263)	—	(9,263)
Cash distributions	(2,442)	(191)	(2,633)

BALANCE, December 31, 2008	$98,967	$5,080	$104,047
Net loss	(1,348)	(90)	(1,438)
Other comprehensive income marketable security adjustment	108	—	108

Total comprehensive loss	(1,240)	(90)	(1,330)
Cash distributions	(325)	—	(325)

BALANCE, December 31, 2009	$97,402	$4,990	$102,392
Net loss	(6,004)	(183)	(6,187)
Contributions	25	—	25
Cash distributions	(325)	—	(325)

BALANCE, December 31, 2010	$91,098	$4,807	$95,905

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO HOLDCO LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the years ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,187)	$(1,438)	$(27,857)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,440	23,932	23,916
Amortization of debt issue costs	254	236	120
Equity in loss of unconsolidated affiliates	3,899	1,218	2,909
Impairment in investment in joint venture	—	—	16,550
Distributions from unconsolidated affiliates	1,020	1,020	6,340
Noncontrolling interest in distributions	—	—	(191)
Gain on sale of marketable securities	—	(101)	—
Loss on sale/disposition of long-lived assets	266	1,102	288
Provision for bad debt expense	1,902	2,135	1,284
(Increase) Decrease in-
Accounts receivable	2,535	(3,415)	(2,185)
Inventories	(130)	122	(109)
Prepaid expenses	1,071	(25)	130
(Decrease) Increase in-
Accounts payable	(210)	(263)	(391)
Interest payable	—	(11)	26
Accrued and other liabilities and due to members and affiliates	(1,644)	(50)	(675)

Net cash provided by operating activities	25,216	24,462	20,155

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,270)	(10,583)	(13,740)
Proceeds from sale of property and equipment	85	5	33
Distributions from unconsolidated affiliates	—	—	239
Decrease in restricted cash	—	29	48
Decrease in other assets, net	(237)	24	46
Proceeds from sale of marketable securities	—	294	—

Net cash used in investing activities	(8,422)	(10,231)	(13,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility and capital leases	552	18,000	48,500
Principal payments on credit facility and capital leases	(233)	(33,407)	(48,249)
Debt issuance costs	—	(447)	—
Redemption of non-voting partnership equity interests	—	—	(9,263)
Contributions	25	—	—
Cash distributions	(325)	(325)	(2,442)

Net cash provided by (used in) financing activities	19	(16,179)	(11,454)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,813	(1,948)	(4,673)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	31,320	33,268	37,941

CASH AND CASH EQUIVALENTS AT END OF YEAR	$48,133	$31,320	$33,268

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for interest, net of amounts capitalized	$20,810	$21,114	$22,571

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

The Company owns and operates the Eldorado Hotel & Casino (the “Eldorado”), an 814-room hotel casino in downtown Reno, Nevada. ELLC, a Nevada limited liability company owned 96.12% by Resorts, and Galleon, Inc. (“Mandalay Sub”, a Nevada corporation and indirect wholly owned subsidiary of MGM Resorts International (“MGM”)) entered into a 50/50 joint venture (the “Silver Legacy Joint Venture”) which owns the Silver Legacy Resort Casino (the “Silver Legacy”), a 1,710 room hotel casino that opened July 28, 1995 and is located contiguous to the Eldorado.

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

Capital was incorporated with the purpose of serving as co-issuer of the 10 1/2% Senior Subordinated Notes due 2006 co-issued by Capital and Resorts (the “10 1/2% Notes”) in order to facilitate the offering thereof. Capital also served as a co-issuer of $64.7 million principal amount of 9% Senior Notes due 2014 issued on April 20, 2004 by Resorts and Capital (the “9% Notes”). Capital does not have any operations, assets or revenues

Eldorado HoldCo, LLC

Effective April 1, 2009, HoldCo was formed to be the holding company for Resorts. The members of Resorts contributed all their respective membership interests in Resorts to HoldCo in return for proportionate membership interests in HoldCo. Other than the membership interests in Resorts, HoldCo has no assets, liabilities or revenues and conducts no operations.

Evansville, Indiana Transaction

On November 26, 2008, we entered into a settlement on the termination of a potential acquisition in Evansville, Indiana. As a result of the settlement, The Company recognized $5.0 million of an escrow deposit as an expense in 2008 along with other expenses relating to the transaction of approximately $1.8 million and $0.9 million in fees associated with the financing commitment.

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

Federal Income Taxes

As a limited liability company, Holdco is not subject to income tax liability. Therefore, holders of membership interests will include their respective shares of Holdco’s taxable income in their income tax returns and Holdco will continue to make distributions for such tax liabilities.

The operating agreement of HoldCo dated as of April 1, 2009 (the “Holdco Operating Agreement”) obligates HoldCo to distribute each year, for as long as HoldCo is not taxed as a corporation, to each of its members an amount equal to such members’ allocable share of the taxable income (loss) of HoldCo multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year.

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

Long-term Debt: Management estimates that the fair market value of the 9% Senior Notes, issued April 2004, was approximately $54.5 million and $52.3 million and at December 31, 2010 and 2009, respectively, versus its carrying value of $64.5 million. Management estimates that the fair value of the New Shreveport Notes was approximately $121.2 million and $119.1 million at December 31, 2010 and 2009, respectively, versus its carrying value of $124.5 million.

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

In 2009, The Company excercised its Bally warrants which were received from the dissolution of MindPlay in July 2008. The Company subsequently sold the shares in 2009. The warrants that we received were valued at $193,000 and recorded as income in 2008. As of December 31, 2009, as a result of the exercising of the warrants and sale of the securities, we no longer recorded changes in fair market value on our balance sheets as a component of Other Comprehensive Loss.

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

The rights and obligations of the equity holders of HoldCo (the “Members”) are governed by the Eldorado Operating Agreement of Eldorado HoldCo LLC dated as of April 1, 2009. The Eldorado Operating Agreement provides that no officer or member of the Board of Managers (“Board Member”) of HoldCo will be liable to HoldCo, its Members or holders of its membership interests for acts or omissions of such officer or Board Member in connection with the business or affairs of HoldCo, including for any breach of fiduciary duty or mistake of judgment, except for acts involving intentional misconduct, fraud or known violations of the law. HoldCo will dissolve upon the earliest to occur of: (a) the sale or disposition of all or substantially all of the assets in HoldCo, (b) the written consent of Members holding more than a 75% voting interest in HoldCo or (c) any event that, pursuant to the Eldorado Operating Agreement, terminates a Member’s interest, unless there are at least two remaining Members and at least a Majority Interest, as defined in the Eldorado Operating Agreement, of the remaining Members agree to continue HoldCo.

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

Substantially all property and equipment is pledged as collateral under our long-term debt (see Note 9).

At December 31, 2010 and 2009, accumulated depreciation includes $2.4 million and $2.1 million, respectively, related to assets acquired under capital leases.

Depreciation and amortization expense was $22.4 million, $23.9 million, and $23.9 million for the years ended December 31, 2010, 2009, and 2008, respectively.

6.	Other and Intangible Assets, net

Other and intangible assets, net, include the following amounts (in thousands):

	December 31,
	2009	2009
Land held for development	$906	$906
Loan acquisition costs (Credit facility)	701	701
Bond offering costs, 9% Senior Notes	665	665
Other	853	618

	$3,125	$2,890
Accumulated amortization loan costs (Credit facility and consent fees)	(497)	(309)
Accumulated amortization bond costs 9% Senior Notes	(442)	(376)

Total Other Assets, net	$2,186	$2,205

Gaming license (Indefinite-lived)	$20,720	$20,720
Customer relationships (Finite-lived)	1,959	1,959

	22,679	22,679
Accumulated amortization customer relationships	(1,959)	(1,734)

Total Intangible Assets, net	$20,720	$20,945

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

The Company owns a 21.25% interest in Tamarack Crossings, LLC, a Nevada limited liability company, which owns and operates Tamarack Junction (“Tamarack”), a small casino in south Reno, Nevada. The Company had a nontransferable option to purchase from Donald Carano, at a purchase price equal to his cost plus any undistributed income attributable thereto (which amounted to approximately $2.6 million at December 31, 2009), an additional 10.0% interest in Tamarack Crossings, LLC, which expired on June 30, 2010 without being exercised. Donald Carano owns a 26.25% interest in Tamarack Crossings, LLC. Four members of Tamarack Crossings, LLC, including the Company and three unaffiliated third parties, manage the business and affairs of the Tamarack. At December 31, 2010 and 2009, the Company’s financial investment in Tamarack Crossings, LLC was $5.3 million and $5.4 million, respectively. The Company’s capital contribution to Tamarack Crossings, LLC represents its proportionate share of the total capital contributions of the members. Additional capital contributions of the members, including the Company, may be required for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings. The Company’s investment in Tamarack is accounted for using the equity method of accounting. Equity in income related to Tamarack for the years ended December 31, 2010, 2009 and 2008 of $0.9 million, $1.1 million and $1.0 million, respectively, is included as a component of operating income.

Summarized information for the Company’s equity investment in the Tamarack is as follows (in thousands):

	December 31, 2010	December 31, 2009
Beginning balance	$5,419	$5,295
Members’ distribution	(1,020)	(1,020)
Equity in net income of unconsolidated affiliate	898	1,144

Ending balance	$5,297	$5,419

Summarized balance sheet information for the Tamarack is as follows (in thousands):

	December 31,
	2010	2009
Current assets	$5,827	$7,584
Property and equipment, net	21,220	21,234
Other Assets	100	100

Total assets	$27,146	$28,918

Current liabilities	$1,806	$2,004
Long-term liabilities	417	1,417
Members’ equity	24,923	25,497

Total liabilities and members’ equity	$27,146	$28,918

Summarized results of operations for the Tamarack are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net revenues	$16,809	$18,209	$18,580
Operating expenses	(12,476)	(12,674)	(13,482)

Operating income	4,333	5,535	5,098
Interest expense	(107)	(154)	(167)

Net income	$4,226	$5,381	$4,931

Effective July 1, 2000, the Company and Avereon Research LTD. (“ARL”) entered into an agreement to form MindPlay, LLC (the “MindPlay Entity”), for the purpose of developing, owning and marketing a sophisticated system which will permit the tracking and surveillance of pit gaming operations (“MindPlay”). On February 19, 2004, Alliance Gaming Corp. (“Bally’s”), a New York Stock Exchange listed company (“Alliance”), purchased substantially all of the assets of the MindPlay Entity, consisting primarily of intellectual property, and assumed certain liabilities. On March 11, 2008, the managers and members of MindPlay LLC voted to accept a settlement agreement with Bally’s and to dissolve the company effective immediately. The Company, which owned approximately 18% of MindPlay, received approximately $239,000 in cash in 2008 and in July 2008 received 18,663 warrants to purchase one share of Bally’s common stock at an exercise price of $24.69 per share. These warrants that we received were valued at $193,000 and recorded as income in 2008. In 2009, the Company exercised the warrants relating to the MindPlay settlement agreement with Bally’s. The shares were sold in 2009 and the Company recorded income of $101,000. As a result of the settlement agreement, Bally’s released MindPlay from any claims against Bally’s. For the years ended December 31, 2010, 2009 and 2008 there was no equity in income relating to MindPlay. At December 31, 2010 and 2009, the Company’ investment in MindPlay was $0.

8.	Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Accrued payroll and benefits	$2,771	$2,635
Accrued vacation	862	844
Accrued insurance	689	821
Accrued medical claims	600	490
Accrued taxes	2,585	2,563
Unclaimed chips and tokens	1,105	1,003
Progressive slot liability and accrued gaming promotions	3,924	5,741
Other	2,035	2,279

	$14,571	$16,376

9.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2010	2009
9% Senior Notes	$64,475	$64,475
10% New Shreveport Notes	117,571	117,571
10% New Shreveport Notes due to related party	6,912	6,912

	188,958	188,958
Less—Current portion	—	—

	188,958	188,958
13% Preferred Equity	19,289	19,289

	$208,247	$208,247

Scheduled maturities of long-term debt are as follows for the years ended December 31, (in thousands):

2011	$—
2012	124,483
2013	19,289
2014	64,475
2015	—
Thereafter	—

$208,247

On April 20, 2004, Resorts and Capital (the “Issuers”), issued $64.7 million principal amount of the 9% Notes, which are unsecured senior obligations that mature on April 15, 2014. Interest on the 9% Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2004. Other than as permitted to comply with an order or other requirements of a gaming regulatory authority, the Issuers will not have a right to redeem the 9% Notes prior to April 15, 2009, except that prior to April 15, 2009, the Issuers may redeem the 9% Notes at a redemption price equal to 100% of the principal amount of the 9% Notes plus a make whole premium and accrued interest and Liquidated Damages (as defined), if any, to the redemption date. Beginning on April 15, 2009, Resorts may redeem the 9% Notes, in whole or in part, upon not less than 30 days notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and Liquidated Damages (as defined), if any, to the applicable redemption date if redeemed during the 12- month period beginning on April 15 of the years indicated:

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

The New Shreveport Notes mature on August 1, 2012 and there can be no assurance that the Louisiana Partnership will be able to refinance the mortgage notes on terms that are acceptable to the Company, or at all. If the Louisiana Partnership is unable to refinance its obligations with respect to the mortgage notes, the holders thereof will be entitled to exercise the remedies provided in the indenture governing the notes, including foreclosing on the assets securing the mortgage notes. If the Louisiana Partnership is unable to refinance the notes by August 1, 2012, it would have a material adverse effect on the Company’s business and financial position.

Moreover, amounts outstanding under the Louisiana Partnership’s notes will be classified as “current obligations” for financial reporting purposes beginning August 1, 2011. In the event that the Louisiana Partnership is unable to refinance such amounts by the time of the filing of its annual report for the year ending December 31, 2011, it could affect the Louisiana Partnership’s independent registered public accounting firm’s assessment of its ability to continue as a going concern, would have a material adverse effect on the Company’s consolidated financial position and would raise substantial doubt as to the Louisiana Partnership’s ability to continue as a going concern.

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

On May 12, 2009, the Company and Newport Global Advisors L.P. (“Newport”) executed an agreement (the “Newport Agreement”) pursuant to which the Company may make a written request to Newport for a loan. In accordance with the terms of the Newport Agreement, the Company paid Newport $25,000 for its commitment. On August 11, 2009, the Board of Managers agreed to terminate the Newport Agreement effective August 18, 2009

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

	For the years ended December 31,
	2010	2009	2008
	(in thousands)
Revenues and expenses
Eldorado Reno
Net operating revenues (a)	$108,478	$113,194	$129,546
Expenses, excluding depreciation	(97,547)	(98,166)	(114,146)
Gain (Loss) on sale/disposition of long-lived assets and property and equipment	16	(21)	(49)
Acquisition termination charges	—	—	(6,840)
Equity in loss of unconsolidated affiliates	(3,899)	(1,218)	(3,341)
Impairment in investment in joint venture	—	—	(16,550)
Depreciation	(11,555)	(13,156)	(13,751)

Operating (loss) income—Eldorado Reno	$(4,507)	$633	$(25,131)

Eldorado Shreveport
Net operating revenues	$158,970	$163,389	$160,732
Expenses, excluding depreciation, amortization (a)	(128,419)	(132,442)	(131,092)
Loss on sale/disposition of long-lived assets and property and equipment	(282)	(1,081)	(239)
Depreciation and amortization	(10,885)	(10,776)	(10,165)

Operating income—Eldorado Shreveport	$19,384	$19,090	$19,236

	For the years ended December 31,
	2010	2009	2008
	(in thousands)
Total Reportable Segments
Net operating revenues (a)	$267,448	$276,583	$290,278
Expenses, excluding depreciation, amortization (a)	(225,966)	(230,608)	(245,238)
Loss on sale/disposition of long-lived assets and property and equipment	(266)	(1,102)	(288)
Acquisition termination charges	—	—	(6,840)
Equity in loss of unconsolidated affiliates	(3,899)	(1,218)	(3,341)
Impairment in investment in joint venture	—	—	(16,550)
Depreciation and amortization	(22,440)	(23,932)	(23,916)

Operating income (loss)—Total Reportable Segments	$14,877	$19,723	$(5,895)

	For the years ended December 31,
	2010	2009	2008
	(in thousands)
Reconciliations to Consolidated Net Loss
Operating Income (Loss)—Total Reportable Segments	$14,877	$19,723	$(5,895)
Unallocated income and expenses
Interest income (b)	3,257	3,335	3,484
Other income	—	101	432
Noncontrolling interest	183	90	798
Interest expense (b)	(24,321)	(24,597)	(25,878)

Net loss	$(6,004)	$(1,348)	$(27,059)

(a)	Before the elimination of $4.8 million, $4.9 million and $4.6 million for management and incentive fees to Eldorado Reno and expense to Eldorado Shreveport for 2010, 2009 and 2008, respectively. Before the elimination of ($241,000) and $858,000 for airplane lease to Eldorado Reno and expense to Eldorado Shreveport in 2009 and 2008, respectively.
(b)	Before the elimination of $3.113 million of interest income on the Shreveport Bonds and $143,000 of interest income on the 5.5% equity interest in the $20 million preferred equity interest in the Louisiana Partnership for the years ended December 31, 2010, 2009 and 2008.

	For the years ended December 31,
	2010	2009	2008
	(in thousands)
Capital Expenditures
Eldorado Reno	$3,769	$3,746	$9,031
Eldorado Shreveport	4,501	8,188	4,709
Eliminating entries (a)	—	(1,351)	—

Total	$8,270	$10,583	$13,740

(a)	Reflects the elimination of the proceeds of the sale of the airplane by Eldorado Reno to Eldorado Shreveport in 2009.

	As of December 31,
	2010	2009
	(in thousands)
Total Assets
Eldorado Reno	$194,031	$202,823
Eldorado Shreveport	169,141	171,785
Eliminating entries (a)	(29,529)	(33,080)

Total	$333,643	$341,528

(a)	Reflects the elimination of $3.0 million and $3.05 million for management and incentive fees to Eldorado Reno by Eldorado Shreveport as of December 31, 2010 and 2009, respectively, and $184,000 and $172,000 for intercompany receivables/payables as of December 31, 2010 and 2009, respectively; the elimination of the $31.1 million of Shreveport Bonds held by Eldorado Reno and the $1.3 million accrued interest as of December 31, 2010 and 2009; the elimination of $12.2 million and $8.715 million in distributions from Eldorado Shreveport to Eldorado Reno as of December 31, 2010 and 2009, respectively; the elimination of $5 million for Eldorado Reno’s acquisition of a 75% partnership interest in the Louisiana Partnership (representing all of the voting interests of the Louisiana Partnership), and the $1.12 million paid for a 1.4% nonvoting partnership interest in the Louisiana Partnership (representing, together with the original 75% partnership interest, all of the currently outstanding partnership interests of the Louisiana Partnership), and a 5.5% equity interest in the $20 million preferred equity interest in the Louisiana Partnership, and $24,000 of accrued interest on the 5.5% preferred equity interest in both periods.

14.	Related Parties

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

The Company from time to time leases an aircraft owned by Recreational Enterprises, Inc., which owns 47% of the Company, for use in operating the Company’s business. In 2010, 2009, and 2008, lease payments for the aircraft totaled $1.0 million, $0.9 million, and $1.2 million, respectively.

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

The Company entered into an Amended and Restated Purchase Agreement, dated as of July 20, 2007 (the “Purchase Agreement”), with NGA AcquisitionCo LLC, an unaffiliated entity (“NGA”), and Donald L. Carano, who is the presiding member of HoldCo’s Board of Managers and the Chief Executive Officer of Resorts (“Carano”), pursuant to which NGA agreed, subject to the terms and conditions of the Purchase Agreement, to acquire a 17.0359% equity interest in the Company (the “17.0359% Interest”), including a new 14.47% equity interest to be acquired directly from the Company (the “14.47% Interest”) and an outstanding 3% membership interest (that, as a result of the issuance of the 14.47% Interest, reduced to a 2.5659% interest (the “2.5659% Interest”)) to be acquired from Carano. Upon completion of the NGA transaction, which occurred on December 14, 2007, Carano or members of his family continued to own 51% of the Company and Carano continued in his roles in the management of the Company.

Under the terms of the HoldCo Operating Agreement, at any time after the occurrence of a “Material Event” (as defined) or at any time after June 14, 2015 (the “Trigger Date”) the Company or its permitted assignee(s) (the “Interest Holder”) will have the right to sell (“Put”) all but not less than all the 14.47% Interest to HoldCo and HoldCo will have the right to purchase (“Call”) all but not less than all of the 17.0359% Interest, at a price equal to the fair market value of the interest being acquired without discounts for minority ownership and lack of marketability, as determined by mutual agreement of the Interest Holder and HoldCo or, in the event that after 30 days the Interest Holder and HoldCo have not mutually agreed on a purchase price, then at the purchase price determined by the average of two appraisals by nationally recognized appraisers of private companies, provided the two appraisals are within a 5% range of value based upon the lowest of the two appraisals. If the two appraisals are not within the 5% range, the purchase price will be determined by the average of a third mutually acceptable, independent, nationally recognized appraiser of private companies and the next nearest of the first two appraisals unless the third appraisal is at the mid-point of the first two appraisals, in which event the third appraisal will be used to established the fair market value. So long as a Material Event has not occurred, the Interest Holder will have the right to unilaterally extend the Trigger Date for up to two one-year extension periods. Upon exercise of either the Call or the Put, the HoldCo Operating Agreement provides that the transaction close within one year of the exercise of the right unless delayed for necessary approvals from applicable gaming authorities.

These put and call rights have been evaluated from an accounting perspective and Company’s management has determined no need for immediate accounting considerations. Accordingly, the put and call rights are not reflected on the Company’s consolidated balance sheet.

In consideration for the 14.47% Interest and the 2.5659% Interest, NGA transferred to the Company and Carano, respectively, free and clear of any liens, ownership of $31.1 million and $6.9 million original principal amount of New Shreveport Notes, respectively, together with the right to all interest paid with respect thereto after the closing date. Carano also received an equity interest of $286,889 related to SGH. The equity interest in the Company was recorded at fair value. Accordingly, the assets received by the Company and Carano from the exchange were recorded at fair value based on the quoted market price of the investments given up by the Company and Carano. The Company feels quoted market prices are the best evidence of fair value. It was determined that the quoted market prices of the Company’s and Carano’s investments were more indicative of fair value as compared to the equity value of a privately held company like the Company. At closing, the Company paid NGA $1.14 million in cash representing interest on the New Shreveport Notes accrued and unpaid through the date of closing. Carano paid NGA $170,658 in cash representing interest on the New Shreveport Notes accrued and unpaid through October 31, 2007.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Circus and Eldorado Joint Venture

(doing business as Silver Legacy Resort Casino) :

We have audited the accompanying consolidated balance sheets of Circus and Eldorado Joint Venture (doing business as Silver Legacy Resort Casino) and subsidiary (collectively, the “Joint Venture”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, partners’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the consolidated financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008
OPERATING REVENUES:
Casino	$67,397	$68,767	$74,834
Rooms	31,009	31,009	36,551
Food and beverage	31,365	31,871	34,966
Other	7,622	7,939	9,654

	137,393	139,586	156,005
Less: promotional allowances	(16,764)	(17,482)	(16,530)

Net operating revenues	120,629	122,104	139,475

OPERATING EXPENSES:
Casino	35,712	36,791	39,909
Rooms	9,471	9,484	10,937
Food and beverage	21,311	21,002	24,614
Other	5,529	5,022	7,107
Selling, general and administrative	27,665	28,977	32,302
Depreciation	15,749	16,414	15,642
Change in fair value of life insurance contracts	(589)	(693)	1,528
Loss on disposition of assets	391	100	94

Total operating expenses	115,239	117,097	132,133

OPERATING INCOME	5,390	5,007	7,342

OTHER (INCOME) EXPENSE:
Interest expense	14,995	15,338	16,895
Interest income	(11)	(61)	(775)
Gain on early retirement of debt	—	(5,546)	—

Total other expense	14,984	9,731	16,120

NET LOSS	$(9,594)	$(4,724)	$(8,778)

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

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,594)	$(4,724)	$(8,778)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	15,749	16,414	15,642
Amortization	600	618	678
Loss on disposition of assets	391	100	94
Gain on early retirement of debt	—	(5,546)	—
Increase in accrued pension cost	432	796	990
Provision for doubtful accounts	(267)	(449)	578
(Increase) decrease in cash value of insurance policies in excess of premiums paid	(589)	(693)	1,528
Changes in current assets and current liabilities:
Accounts receivable	392	948	1,607
Inventories	(66)	73	200
Prepaid expenses and other	(84)	883	(449)
Accounts payable	(271)	(851)	321
Accrued interest	(1)	(581)	(12)
Accrued and other liabilities	119	(1,034)	80

Net cash provided by operating activities	6,811	5,954	12,479

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	67	9	148
Increase (decrease) in other assets	(179)	11	(840)
Purchase of property and equipment	(10,087)	(3,249)	(10,509)

Net cash used in investing activities	(10,199)	(3,229)	(11,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	—	(10)	(14)
Payments on retirement of long-term debt	—	(11,438)	—
Distributions to partners	—	—	(10,000)

Net cash used in financing activities	—	(11,448)	(10,014)

CASH AND CASH EQUIVALENTS:
Net decrease for the year	(3,388)	(8,723)	(8,736)
Balance, beginning of year	35,042	43,765	52,501

Balance, end of year	$31,654	$35,042	$43,765

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$14,461	$15,300	$16,228
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Payables for purchase of property and equipment	$729	$580	$117

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

The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiary, Silver Legacy Capital Corp. (“Capital”). Capital was established solely for the purpose of serving as a co-issuer of $160.0 million principal amount of 10  1/8% mortgage notes due 2012 co-issued by the Partnership and Capital and, as such, Capital does not have any operations, assets, or revenues. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership operates as one segment.

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

Certain Concentrations of Risk

The Partnership’s sole operations are in Reno, Nevada. Therefore, the Partnership is subject to risks inherent within the Reno market. To the extent that new casinos enter into the market or hotel room capacity is expanded, competition will increase. The Partnership may also be affected by economic conditions in the United States and globally affecting the Reno market or trends in visitation or spending in the Reno market.

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

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of casino accounts receivable. The Partnership issues markers to approved casino customers following background checks and assessments of creditworthiness. Trade receivables, including casino and hotel receivables, are typically non-interest bearing. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Partnership’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2010, there are no significant concentrations of credit risk (See Note 2).

Inventories

Inventories consist of food and beverage, retail merchandise and operating supplies, and are stated at the lower of cost or market. Cost is determined primarily by the average cost method for food and beverage and operating supplies or the specific identification method for retail merchandise.

Property and Equipment

Property and equipment and other long-lived assets are stated at cost. Depreciation is computed using the straight-line method, which approximates the effective interest method over the estimated useful life of the asset as follows:

Estimated Service Life
(Years)
Building and other improvements	15-45
Furniture, fixtures, and equipment	3-15

Costs of major improvements are capitalized, while costs of normal repairs and maintenance that neither materially add to the value of the property nor appreciably prolong its life are expensed as incurred. Gains or losses on dispositions of property and equipment are included in the determination of operating income(loss).

The Partnership reviews its property and equipment and its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership then compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying amount of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying amount then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If the asset is still under development, future cash flows include remaining construction costs. An estimate of undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether an impairment exists. If it is determined that the asset is impaired based on expected undiscounted future cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized. For assets to be disposed of, the Partnership recognizes the asset at the lower of carrying value or fair market value, less cost of disposal, as estimated based on comparable asset sales or solicited offers. As of December 31, 2010 and 2009, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

Revenue Recognition and Promotional Allowances

In accordance with industry practice, the Partnership recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. Hotel, food and beverage, and other operating revenues are recognized as services are performed. Advance deposits on rooms and advance ticket sales are recorded as accrued liabilities until services are provided to the customer. Gaming revenues are recognized net of certain cash sales incentives and free play. The retail value of food, beverage, rooms and other services furnished to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. The Partnership rewards customers, through the use of our loyalty programs, with complimentaries based on amounts wagered or won that can be redeemed for a specified time period. The retail value of complimentaries is recorded as revenue and then is deducted as promotional allowances as follows (in thousands):

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

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized using the straight-line method to interest expense over the term of the related debt agreement.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of revenues, expenses, gains and losses which do not affect net income (loss) under accounting principles generally accepted in the United States of America. Other comprehensive income (loss) for the years ended December 31, 2010, 2009 and 2008 includes an adjustment to the minimum pension liability and was computed as follows (in thousands):

	2010	2009	2008
Net loss	$(9,594)	$(4,724)	$(8,778)
Minimum pension liability adjustment	(114)	(216)	506

Comprehensive loss	$(9,708)	$(4,940)	$(8,272)

The reconciliation of accumulated other comprehensive income as of December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Accumulated other comprehensive income, beginning of year	$648	$432
Minimum pension liability adjustment	114	216

Accumulated other comprehensive income, end of year	$762	$648

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

The Partnership incurred costs in connection with the issuance of its 10  1/8% mortgage notes due March 2012 and its bank credit facility (see Note 6). Debt issuance costs are capitalized when incurred and amortized to interest expense based on the related debt maturities using the straight-line method, which approximates the effective interest method. Debt issuance costs, net of amortization, related to the completed offering of the 10  1/8% mortgage notes included in other assets totaled $0.6 million and $1.2 million at December 31, 2010 and 2009, respectively. Accumulated amortization of the debt issuance costs were $5.7 million and $5.1 million at December 31, 2010 and 2009, respectively. The amortization of debt issuance costs included in interest expense was $0.6 million, $0.6 million and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Life insurance contracts are purchased to informally fund the Partnership’s Supplemental Executive Retirement Plan. Amounts included in other assets represent the cash surrender value of these life insurance contracts at December 31, 2010 and 2009 (see Note 9).

Note 5. Accrued and Other Liabilities

Accrued and other liabilities at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Accrued payroll and related	$1,524	$1,501
Accrued vacation	1,587	1,534
Accrued group insurance	618	631
Unclaimed chips and tokens	405	425
Accrued taxes	1,346	1,105
Advance room deposits	514	591
Progressive slot liability	1,463	1,739
Players’ club liability	419	618
Other	1,322	935

	$9,198	$9,079

Note 6. Long-Term Debt

Long-term debt at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
10 1/8% Mortgage Notes due 2012 (net of unamortized discounts of $65 and $121)	$142,735	$142,679
Less current portion	—	—

	$142,735	$142,679

Scheduled maturities of long-term debt are as follows at December 31, 2010 (in thousands):

2011	—
2012	142,735

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

The Notes are senior secured obligations which rank equally with all of the Partnership’s outstanding senior debt and are senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets and a pledge by each of the Partners of all of its partnership interest in the Partnership. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002. The Partnership is exploring various alternatives for refinancing its obligations under the Notes. There can be no assurance, however, that the Partnership will be able to refinance the Notes on terms that are acceptable to the Partnership, or at all. If the Partnership is unable to refinance its obligations with respect to the Notes, the holders thereof will be entitled to exercise the remedies provided in the indenture governing the Notes, including foreclosing on the assets securing the Notes. If the Partnership is unable to refinance the Notes by March 1, 2012, it would have a material adverse effect on the Partnership’s business and its financial position.

Moreover, amounts outstanding under the Notes will be classified as “current obligations” for financial reporting purposes beginning March 31, 2011. In the event that the Partnership is unable to refinance such amounts by the time of the filing of its Annual Report on Form 10-K for the year ending December 31, 2011, it would affect the Partnership’s independent registered public accounting firm’s assessment of its ability to continue as a going concern, would have a material adverse effect on its consolidated financial position and would raise substantial doubt as to its ability to continue as a going concern.

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

Silver Legacy has utilized an aircraft owned by Recreational Enterprises, Inc. (“REI”), for the purpose of providing air service to select customers. During the years ended December 31, 2010, 2009 and 2008, the Partnership paid $24,800, $17,400 and $33,900, respectively, for such services. Although there is no agreement obligating the Partnership to utilize the plane or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. REI, which owns 47.8% of ELLC, is owned by various members of the Carano family, including Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s Executive Committee, each of whom owns an approximately 10.1% beneficial interest in REI, and Donald L. Carano, the father of Gary, Glenn and Gene Carano, who owns approximately 49.5% interest in REI.

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

Note 9. Employee Retirement Plans

The Partnership instituted a defined contribution 401(k) plan in September 1995 which covers all employees who meet certain age and length of service requirements and allowed for an employer contribution up to 25 percent of the first six percent of each participating employee’s compensation. Plan participants can elect to defer before tax compensation through payroll deductions. Those deferrals are regulated under Section 401(k) of the Internal Revenue Code. In conjunction with implemented cost savings programs, the Partnership discontinued the employer matching contribution in February 2009. Due to this, the Partnership did not have any matching contributions for the year ending December 31, 2010. The Partnership’s matching contributions were $26,900 and $200,000, respectively, for the years ended December 31, 2009 and 2008.

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

The following information summarizes activity in the SERP for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Changes in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$7,742	$6,618
Service cost	18	310
Interest cost	428	446
Actuarial loss	341	443
Benefits paid	(75)	(75)

Projected benefit obligation at end of year	$8,454	$7,742

Fair Value of Plan Assets (1)	$—	$—

	2010	2009
Reconciliation of Funded Status:
Funded status	$(8,454)	$(7,742)
Unrecognized actuarial loss	762	422
Unrecognized prior service cost	—	226

Net amount recognized	$(7,692)	$(7,094)

Amounts Recognized on the Consolidated Balance Sheet:
Accrued net pension cost	$(7,692)	$(7,094)
Additional minimum liability	(762)	(648)
Accumulated other comprehensive loss	762	648

Net amount recognized	$(7,692)	$(7,094)

Weighted Average Assumptions:
Discount rate used to determine benefit obligations (2)	5.05%	5.73%
Discount rate used to determine net periodic benefit cost (2)	5.05%	5.73%
Expected long-term return on plan assets	N/A	N/A
Rate of compensation increase	3.50%	3.50%

The components of net periodic pension cost were as follows for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Components of Net Pension Cost:
Current period service cost	$18	$310	$395
Interest cost	428	446	400
Amortization of prior service cost	226	227	227

Net expense	$672	$983	$1,022

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid over the next ten years:

(in thousands)
2011	$279
2012	422
2013	453
2014	493
2015	568
2016-2020	3,675

(1)	While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values totaling $6.3 million and $5.7 million at December 31, 2010 and 2009, respectively. The life insurance contracts had a face value of $11.8 million at December 31, 2010 and $11.0 million at December 31, 2009.
(2)	The discount rate utilized was based on the Citigroup Pension Liability Index as of December 31, 2010 and December 31, 2009 with a maturity of 32 years.

Note 10. Commitments and Contingencies

Operating Leases

The Partnership leases land and equipment under operating leases. Future minimum payments under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2010 (in thousands):

2011	$162
2012	158
2013	23
Thereafter	—

$343

Total rental expense under operating leases was $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively, which include rental payments associated with cancellable operating leases with terms less than one year.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

NGA HOLDCO, LLC

Date: July 8, 2011	By:	/s/ Timothy T. Janszen
	Name:	Timothy T. Janszen
	Title:	Operating Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy T. Janszen Timothy T. Janszen	Operating Manager and Principal Executive Officer (Principal Executive Officer)	July 8, 2011

/s/ Roger A. May Roger A. May	Manager, Principal Financial Officer and Principal Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	July 8, 2011

/s/ Ryan Langdon Ryan Langdon	Manager	July 8, 2011

EXHIBIT INDEX

Exhibit No.	Description

31.1	Amended Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Form 10-K).

31.2	Amended Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Form 10-K).

31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Form 10-K/A).

31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Form 10-K/A).

32.1	Amended Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002 (Form 10-K).

32.2	Amended Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002 (Form 10-K).

32.3	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002 (Form 10K/A).

32.4	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002 (Form 10-K/A).