Form 10-Q
period 2011-06-30
NGA Holdco, LLC
filed 2011-09-14
CIK 1405621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

NGA HOLDCO, LLC

FORM 10-Q

ii

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

NGA HOLDCO, LLC

CONSOLIDATED BALANCE SHEETS

June 30, 2011 and December 31, 2010 (unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$498,353	$498,299

Total current assets	498,353	498,299
Investment in Eldorado	28,816,383	28,197,330
Due from related party	5,179,772	5,179,772

Total Assets	$34,494,508	$33,875,401

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$8,546	$30,064

Total current liabilities	8,546	30,064
Due to related party	2,756,195	2,568,903

Total Liabilities	2,764,741	2,598,967

Members’ Equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	36,322,652	36,322,652
Accumulated deficit	(4,596,691)	(5,050,024)

Total Members’ equity	31,729,767	31,276,434

Total Liabilities & Members’ equity	$34,494,508	$33,875,401

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income (Loss):
Equity income (loss) on Eldorado	$744,624	$209,185	$619,053	$(415,197)

Total income (loss)	744,624	209,185	619,053	(415,197)
Expenses:
Legal, licensing, and other expenses	51,690	73,771	165,720	206,418

Net income (loss) before income taxes	692,934	135,414	453,333	(621,615)
Income tax expense	—	—	—	—

Net income (loss)	$692,934	$135,414	$453,333	$(621,615)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

Six Months Ended June 30, 2011 (unaudited)

	Class A Unit	Class B Units	Accumulated Deficit	Total Members’ Equity
Balance, December 31, 2010	$3,806	$36,322,652	$(5,050,024)	$31,276,434
Net income	—	—	453,333	453,333

Balance, June 30, 2011	$3,806	$36,322,652	$(4,596,691)	$31,729,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2011 and 2010 (unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$453,333	$(621,615)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity (income) loss on Eldorado	(619,053)	415,197
Decrease in accounts payable and accrued liabilities	(21,518)	(15,380)
Increase in due to related parties	187,292	221,899

Net cash provided by operating activities:	$54	$101

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided (used) by investing activities:	$—	$—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided (used) by financing activities:	$—	$—

Net increase in cash	$54	$101

Cash at beginning of the period	$498,299	$473,093

Cash at end of the period	$498,353	$473,194

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

The Company has had no revenue generating business since inception. Its current business plan consists primarily of its holding of a 17.0359% equity interest in Eldorado and its 40% equity interest in Mesquite Gaming, LLC, a Nevada limited liability company (“Mesquite Gaming”), which was acquired on August 1, 2011. For more information concerning this acquisition, see Note 6 below. Eldorado, through Resorts, owns and operates the Eldorado Hotel and Casino (the “Eldorado-Reno”) located in Reno, Nevada. Through two wholly owned subsidiaries, Resorts owns all of the partnership interests of the Louisiana Partnership, and operates, pursuant to a management agreement, the Eldorado Shreveport Hotel and Casino in Shreveport, Louisiana (the “Eldorado-Shreveport”), which is owned by the Louisiana Partnership. Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company 96.1858% owned by Resorts, is a 50% joint venture partner in a general partnership that owns and operates the Silver Legacy Resort Casino (“Silver Legacy”), a hotel and casino property adjacent to Eldorado-Reno. Resorts also own a 21.25% interest in Tamarack Junction, a small casino in South Reno.

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

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company as of June 30, 2011 and December 31, 2010, and the results of its operations for the three and six months ended June 30, 2011 and 2010, and its cash flows for the six months ended June 30, 2011 and 2010. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

4. Investment in Eldorado

The Company’s 17.0359% investment in Eldorado (which was acquired on April 1, 2009 in exchange for a 17.0359% interest originally acquired in Resorts, as described in Note 1) is accounted for under the equity method. The investment, which is reported as Equity income (loss) on Eldorado on the consolidated statement of operations, was originally recorded at fair value and is adjusted by the Company’s share of earnings, losses, distributions, and adjustments related to the amortization of definite-lived intangibles of the investment. The Company’s allocated income and loss related to Eldorado for the three and six months ended June 30, 2011 and 2010, respectively, are included as a component of net income (loss) on the consolidated statement of operations. As of June 30, 2011 and December 31, 2010, there was no indication that impairment may have existed in relation to the investment in Eldorado.

A roll forward of the Company’s equity investment in Eldorado is as follows:

Total
Beginning balance at January 1, 2011	$28,197,330
Equity income on Eldorado	619,053

Ending balance at June 30, 2011	$28,816,383

Summarized balance sheet information for Eldorado is as follows (in thousands):

	June 30, 2011	December 31, 2010
Current assets	$54,460	$57,747
Investment in joint ventures	41,362	42,994
Property and equipment, net	204,746	209,996
Intangible assets, net	20,720	20,720
Other assets, net	8,676	2,186

Total assets	$329,964	$333,643

Current liabilities	$37,927	$27,685
Long-term liabilities	191,747	190,764
13% Preferred equity interest	—	19,289
Non-controlling interest	4,746	4,807
Partners’ equity	95,544	91,098

Total liabilities and partners’ equity	$329,964	$333,643

Summarized results of operations for Eldorado are as follows (in thousands):

	Three months ended June 30, 2011	Six months ended June 30, 2011
Net operating revenues	$65,644	$127,383
Operating expenses	(58,297)	(113,894)
Loss on sale/disposition of long-lived assets	(25)	(38)
Equity income (loss) of unconsolidated affiliates	584	(1,122)

Operating income	7,906	12,329
Other expense, net	(3,362)	(8,438)

Net income	4,544	3,891
Net (income) loss attributable to noncontrolling interest	(14)	61

Net income attributable to the Company	$4,530	$3,952

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

Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

	June 30, 2011	December 31, 2010
Current assets	$42,730	$38,817
Property and equipment, net	222,487	229,119
Other assets, net	7,299	7,315

Total assets	$272,516	$275,251

Current liabilities	$160,843	$18,510
Long-term liabilities	8,379	150,911
Partners’ equity	103,294	105,830

Total liabilities and partners’ equity	$272,516	$275,251

Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

	Three months ended June 30, 2011	Six months ended June 30, 2011
Net revenues	$33,595	$61,420
Operating expenses	(29,107)	(57,080)

Operating income	4,488	4,340
Other expense, net	(3,762)	(7,522)

Net income (loss)	$726	$(3,182)

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

At June 30, 2011 and December 31, 2010, the Company was owed $5,179,772 from Newport, representing $5,118,168 of interest earned and received on the Eldorado Shreveport Investments and $61,600 of preferred dividend earned and received on the 11,000 SGH preferred shares. At June 30, 2011 and December 31, 2010, the Company owed $2,756,195 and $2,568,903, respectively, to Newport for expenses paid by Newport on the Company’s behalf. There is no formal agreement outlining the settlement of the receivable and payable between Newport and the Company. Accordingly, the receivable and payable are reflected as a non-current asset and a non-current liability, respectively, at June 30, 2011 and December 31, 2010.

6. Subsequent Events

On August 1, 2011, the acquisition by NGA Holdco, LLC, a Nevada limited liability company (the “Company”), through its wholly owned subsidiary, NGA AcquisitionCo, a Nevada limited liability company, LLC (“AcquisitionCo”), of a 40% equity interest (the “40% Interest”) in Mesquite Gaming, LLC, a Nevada limited liability company (“Mesquite Gaming”), was completed upon the transfer to Mesquite Gaming of all of the assets of Black Gaming, LLC (“Black Gaming”), including its direct and indirect ownership interests in its subsidiaries, for $8,222,222 in cash. The assets acquired by Mesquite Gaming include the CasaBlanca Hotel & Casino and the Virgin River Hotel & Casino, each in Mesquite, Nevada, two golf courses, a bowling center, a gun club, restaurants, and banquet and conference facilities. The transfer of the Black Gaming assets to Mesquite Gaming and the acquisition by AcquisitionCo of the 40% Interest were pursuant to a joint plan of reorganization (the “Plan”) filed by Black Gaming and its subsidiaries with the United States Bankruptcy Court for the District of Nevada (the “Court”) on March 1, 2010, and approved by the Court on June 28, 2010. The Purchase price paid for the 40% Interest was provided by Newport Global Opportunities Fund LP, a Delaware limited partnership (“Newport”), and Newport Global Credit Fund (Master) LP, a Delaware limited partnership (“Master”), in the respective amounts of $7,222,222 and $1,000,000. Prior to the acquisition by AcquisitionCo of the 40% Interest, Newport owned all of the equity interests in NGA No VoteCo, LLC, a Nevada limited liability company (“InvestCo”). In consideration for Master’s contribution of its portion of the funds used to purchase the 40% Interest, Master became a second member of InvestCo, which owns all of the Company’s outstanding Class B Units, representing all of its non-voting equity. As a result of the acquisition of the 40% Interest, the Company’s financial statements will, from August 1, 2011 (the date of consummation of the acquisition), reflect the Company’s allocable share of the net income (loss) of Mesquite Gaming, which was formed for the purpose of acquiring the assets of Black Gaming pursuant to the Plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following management’s discussion and analysis relates to the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this report.

The Company and its subsidiaries were formed as legal entities in January 2007 for the primary purpose of holding equity, directly or indirectly through affiliates, in one or more entities related to the gaming industry, and to exercise the rights, and manage the distributions received, in connection with those holdings. On December 14, 2007, our affiliate, NGA Acquisition Co. LLC (“AcquisitionCo”), acquired a 17.0359% interest in Eldorado Resorts, LLC, a Nevada limited liability company (“Resorts”). Effective April 1, 2009, Resorts became a wholly-owned subsidiary of Eldorado HoldCo LLC, a Nevada limited liability company (“Eldorado”), when all of the members of Resorts, including Acquisition Co., the subsidiary of the Company through which the Company held its interest in Resorts, exchanged their interests in Resorts for identical interests in Eldorado. Eldorado, which was formed to be a holding company for Resorts, conducts no operations of its own and, other than its ownership of Resorts, has no assets or liabilities (see note 1 of the notes to the Company’s unaudited condensed consolidated financial statements included in this report).

From the date the investments conveyed by the Company for its 17.0359% interest in a Resorts were first acquired by Newport Global Opportunities Fund LP (“Newport”) in August 2006 until the Company’s acquisition of the 17.0359% interest in Resorts, the unaudited condensed consolidated financial statements presented reflect the Company’s activity with respect to such investments, which consisted principally of bonds and preferred shares associated with Eldorado Shreveport (the “Eldorado Shreveport Investments”). The related statements of operations reflect the interest earned by Newport associated with the Eldorado Shreveport Investments from August 2006 and any direct expenses associated with the acquisition of the 17.0359% interest in Resorts.

The Company has had no revenue generating business since inception and its current business plan consists primarily of its holding of a 17.0359% equity interest in Eldorado. Its only operations through June 30, 2011 have consisted of interest income earned on the Eldorado Shreveport Investments and, since December 14, 2007, the pro-rata net income (loss) allocation (as the case may be) related to the Resorts/Eldorado investment and nominal administrative expenses.

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

On June 1, 2011, Resorts and Eldorado Capital Corp., a Nevada Corporation that is a wholly owned subsidiary of Resorts, completed the issuance of $180 million of 8.625% Senior Secured Notes due June 15, 2019. Also on June 30, 2014, Resorts entered into a new $30 million senior secured revolving credit facility (the “New Credit Facility”) available until June 20, 2014, which consists of a $15 million term loan requiring principal payments of $1.25 million each quarter beginning September 30, 2011, and a $15 million revolving credit facility. Proceeds from the Senior Secured Notes, together with borrowings under the New Credit Facility, were used to redeem approximately $ 230 million of previously outstanding debt owed by Resorts and its subsidiaries, of which approximately $31 million was held by Resorts. The remaining previously outstanding debt was called and redeemed on August 1, 2011 utilizing $9.7 million of restricted cash which was set aside on June 1, 2011 for the purpose of redeeming the notes that were called. Interest on the Senior Secured Notes is payable semiannually each June 15 and December 15 (commencing on December 15, 2011) to holders of record on the preceding June 1 or December 1, respectively. Interest on the credit facility is payable on the last day of the Eurodollar Rate loan, provided, however, that if the period exceeds three months the interest will be payable on the respective dates that fall every three months after the beginning of the loan period. For each Base Rate loan, interest is payable as the end of the respective quarter. The interest period cannot exceed the maturity date of the credit facility for either a Eurodollar loan or Base Rate loan.

Operational highlights for Eldorado for the three months ended June 30, 2011 included net operating revenues of approximately $65.6 million and operating expenses of approximately $58.3 million. Eldorado’s equity in net income of unconsolidated affiliates was approximately $0.6 million while interest expense and the gain on the early retirement of debt were approximately $5 million and $1.6 million, respectively, for the period. The net result for the quarter was net income of approximately $4.5 million, compared with net income of approximately $1.4 million for the corresponding quarter of 2010.

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

The Company’s net income, which largely reflects the Company’s share of the net income (loss) of Eldorado, was $692,934 for the quarter ended June 30, 2011 compared to net income of $135,414 for the same period in 2010. The Company’s equity income on Eldorado increased by $535,439, primarily as a result of increased revenues, decreased operating expenses, and a $1.9 million decrease in other expenses for Eldorado when compared to the same period in 2010. The $1.9 million decrease in other expenses was largely attributable to a $1.64 million gain by Eldorado on the early retirement of a substantial portion of its debt. The increase in the Company’s net income was also positively affected by a $22,081 decrease to the Company’s legal and licensing expenses during the quarter when compared to the same period in 2010. This decrease was due to fewer expenses being incurred in connection with the acquisition on August 1, 2011 of a 40% interest in Mesquite Gaming (see Subsequent Events, below).

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

The Company’s net income, which largely reflects the Company’s share of the net income (loss) of Eldorado, was $453,333 for the six months ended June 30, 2011 compared to a net loss of $621,615 for the same period in 2010. The Company’s equity income on Eldorado increased by approximately $1 million, primarily as a result of consistent revenues, a $4.1 million decrease to operating expenses, and a $2.1 million decrease in other expenses for Eldorado when compared to the same period in 2010. The $2.1 million decrease in other expenses was largely attributable to a $1.64 million gain by Eldorado on the early retirement of a substantial portion of its debt. The increase in the Company’s net income was also positively affected by a $40,698 decrease to the Company’s legal and licensing expenses during the first six months of 2011 when compared to the same period in 2010. This decrease was due to fewer expenses being incurred in connection with the acquisition on August 1, 2011 of a 40% interest in Mesquite Gaming (see Subsequent Events, below).

Eldorado Prior Period Adjustments

During the quarter, Eldorado determined that its consolidated statement of operations for the three and six months ended June 30, 2010 should be adjusted to reflect a reclassification in casino revenues and expenses associated with cash coupons at Eldorado Shreveport which were included in casino expenses in such periods rather than treated as a reduction in casino revenue.

Additionally, during the preparation of their financial statements for the three and six months ended June 30, 2011, Eldorado identified errors in the classification of certain casino expenses and selling, general and administrative expenses which were recorded within the food, beverage and entertainment, hotel and other operating expenses. Management determined that Eldorado Shreveport had not allocated the estimated cost of complimentary services to be charged to the casino department from the food, beverage and entertainment, hotel and other operations departments on a consistent basis with Eldorado Reno. These reclassifications resulted in the following adjustments for Eldorado in revenues and expenses in the prior year periods:

	As Presented	As Corrected	As Presented	As Corrected
	Three months ended June 30, 2010		Six months ended June 30, 2010
	(in thousands)
Operating Revenues:
Casino	$54,008	$52,003	$106,357	$102,242
Operating Expenses:
Casino	28,532	30,837	57,559	62,115
Food, beverage and entertainment	10,933	7,694	21,082	14,499
Hotel	2,563	2,087	4,878	3,953
Other	2,635	991	5,128	1,890
Selling, general and administrative	10,862	11,911	21,545	23,620

The summarized results of operations for Eldorado for the three and six months ended June 30, 2011, which are included herein in note 4 of the notes to the Company’s unaudited condensed consolidated financial statements, reflect the properly allocated amounts. Management notes that though these adjustments delayed the completion of Eldorado’s financial statements, and the filing of the Company’s financial statements, for the three and six months ended June 30, 2011, they had no effect on Eldorado’s or the Company’s operating income and net income (loss) for either period.

Reclassifications

As discussed above, certain reclassifications, which have no effect on previously reported net income (loss) for Eldorado or the Company, have been made to Eldorado’s 2010 statements of operations to conform to the 2011 presentation. Pursuant to guidance in the American Institute of Certified Public Accountants’ recently issued “Audit and Accounting Guide – Gaming”, Eldorado reclassified amounts paid under its slot participation agreements from casino revenues to casino expenses. The total amount reclassified for both the three and six months ended June 30, 2010 was $0.2 million. Eldorado has reclassified the amount received for its resort fee from other revenues to hotel revenues. The total amount reclassified for the three and six months ended June 30, 2010 was $0.2 million and $0.4 million, respectively.

Liquidity and Capital Resources

The Company incurred approximately $0.2 million of costs associated with its investment in Eldorado and the Mesquite Gaming acquisition during the six month periods ended June 30, 2011 and June 30, 2010. Expenses incurred related to accounting and legal fees for the preparation of regulatory filings, along with travel and legal expenses related to the acquisition of a 40% interest in Mesquite Gaming (see Subsequent Events, below). For the remainder of 2011, the Company expects to incur additional costs of approximately $0.1 million. These costs will be financed by member contributions.

Subsequent Events

On August 1, 2011, the acquisition by NGA Holdco, LLC, a Nevada limited liability company (the “Company”), through its wholly owned subsidiary, NGA AcquisitionCo, a Nevada limited liability company, LLC (“AcquisitionCo”), of a 40% equity interest (the “40% Interest”) in Mesquite Gaming, LLC, a Nevada limited liability company (“Mesquite Gaming”), was completed upon the transfer to Mesquite Gaming of all of the assets of Black Gaming, LLC (“Black Gaming”), including its direct and indirect ownership interests in its subsidiaries, for $8,222,222 in cash. The assets acquired by Mesquite Gaming include the CasaBlanca Hotel & Casino and the Virgin River Hotel & Casino, each in Mesquite, Nevada, two golf courses, a bowling center, a gun club, restaurants, and banquet and conference facilities. The transfer of the Black Gaming assets to Mesquite Gaming and the acquisition by AcquisitionCo of the 40% Interest were pursuant to a joint plan of reorganization (the “Plan”) filed by Black Gaming and its subsidiaries with the United States Bankruptcy Court for the District of Nevada (the “Court”) on March 1, 2010, and approved by the Court on June 28, 2010. The Purchase price paid for the 40% Interest was provided by Newport Global Opportunities Fund LP, a Delaware limited partnership (“Newport”), and Newport Global Credit Fund (Master) LP, a Delaware limited partnership (“Master”), in the respective amounts of $7,222,222 and $1,000,000. Prior to the acquisition by AcquisitionCo of the 40% Interest, Newport owned all of the equity interests in NGA No VoteCo, LLC, a Nevada limited liability company (“InvestCo”). In consideration for Master’s contribution of its portion of the funds used to purchase the 40% Interest, Master became a second member of InvestCo, which owns all of the Company’s outstanding Class B Units, representing all of its non-voting equity. As a result of the acquisition of the 40% Interest, the Company’s financial statements will, from August 1, 2011 (the date of consummation of the acquisition), reflect the Company’s allocable share of the net income (loss) of Mesquite Gaming, which was formed for the purpose of acquiring the assets of Black Gaming pursuant to the Plan.

Critical Accounting Estimates and Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to those policies during the three months ended June 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

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

Changes in internal control over financial reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, no such changes to our internal control over financial reporting occurred during the quarter ended June 30, 2011.

PART II

OTHER INFORMATION

Item 6.	Exhibits.

The following exhibits are filed or furnished with this report:

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from NGA Holdco, LLC Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGA HOLDCO, LLC

Date: September 14, 2011	By:	/S/ Timothy T. Janszen
Timothy T. Janszen
Operating Manager
(Principal Executive Officer)

Date: September 14, 2011	By:	/S/ ROGER A. MAY
Roger A. May
Manager
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from NGA Holdco, LLC Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity and (vi) the Notes to Condensed Consolidated Financial Statements.