Form 10-Q
period 2011-09-30
NGA Holdco, LLC
filed 2011-11-21
CIK 1405621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

NGA HOLDCO, LLC

FORM 10-Q

ii

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

NGA HOLDCO, LLC

CONSOLIDATED BALANCE SHEETS

September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$734,021	$498,299

Total current assets	734,021	498,299
Investment in Eldorado	27,355,504	28,197,330
Investment in Mesquite	6,618,222	—
Due from related party	5,179,772	5,179,772

Total Assets	$39,887,519	$33,875,401

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$42,791	$30,064

Total current liabilities	42,791	30,064
Due to related party	2,787,315	2,568,903

Total Liabilities	2,830,106	2,598,967

Members’ Equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	44,544,874	36,322,652
Accumulated deficit	(7,491,267)	(5,050,024)

Total Members’ equity	37,057,413	31,276,434

Total Liabilities & Members’ equity	$39,887,519	$33,875,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(Loss) income:
Equity (loss) income on unconsolidated investees	$(2,829,238)	$124,687	$(2,210,185)	$(290,510)

Total (loss) income	(2,829,238)	124,687	(2,210,185)	(290,510)
Expenses:
Legal, licensing, and other expenses	65,338	292,003	231,058	498,421

Loss before income taxes	(2,894,576)	(167,316)	(2,441,243)	(788,931)
Income tax expense	—	—	—	—

Net loss	$(2,894,576)	$(167,316)	$(2,441,243)	$(788,931)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

Nine months ended September 30, 2011 (unaudited)

	Class A Unit	Class B Units	Accumulated Deficit	Total Members’ Equity
Balance, December 31, 2010	$3,806	$36,322,652	$(5,050,024)	$31,276,434
Contributions	—	8,222,222	—	8,222,222
Net loss	—	—	(2,441,243)	(2,441,243)

Balance, September 30, 2011	$3,806	$44,544,874	$(7,491,267)	$37,057,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2011 and 2010 (unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,441,243)	$(788,931)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity loss on unconsolidated investees	2,210,185	290,510
Increase in accounts payable and accrued liabilities	12,727	96,185
Increase in due to related parties	218,412	402,394

Net cash provided by operating activities:	81	158

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Mesquite Gaming	(8,222,222)	—

Net cash used in investing activities:	(8,222,222)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	8,222,222	—
Distributions from equity investment in Eldorado	235,641	—

Net cash provided by financing activities:	8,457,863	—

Net increase in cash	235,722	158

Cash at beginning of the period	498,299	473,093

Cash at end of the period	$734,021	$473,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

NGA HoldCo, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization

NGA HoldCo, LLC, a Nevada limited liability company (the “Company” or “NGA”), was formed on January 8, 2007 at the direction of Newport Global Opportunities Fund LP (“NGOF”), a Delaware limited partnership, for the purpose of holding equity, either directly or indirectly through affiliates, in one or more entities related to the gaming industry. The unaudited condensed consolidated financial statements represent the financial position, results of operations, and cash flows of the Company and its two wholly owned subsidiaries; NGA Blocker, LLC (“Blocker”) and NGA Acquisition Co. LLC (“Acquisition Co”).

As more fully explained in the following paragraphs, Blocker is a holding company that has elected to be taxed as a corporation. Blocker is taxed on its share of the income from Acquisition Co, unlike NGA where its income flows through to its investors and ultimately to their respective investors. Acquisition Co currently owns approximately a 17.04% interest in Eldorado HoldCo LLC, a Nevada limited liability company (“Eldorado”) and a 40% interest in Mesquite Gaming LLC (“Mesquite”), also a Nevada limited liability company. Eldorado owns entities that own and operate the Eldorado Hotel Casino Reno and the Eldorado Resort Casino Shreveport. Eldorado also owns approximately 50% of a joint venture that owns and operates the Silver Legacy Resort Casino Reno (which is seamlessly connected to the Eldorado Hotel Casino Reno) and approximately 21% of a joint venture that owns and operates Tamarack Crossings Casino & Restaurant, a small casino also in Reno. Mesquite is engaged in the casino resort industry in Mesquite, Nevada through its wholly owned subsidiaries that own and operate the CasaBlanca Resort & Casino, the Virgin River Hotel & Casino, two golf courses, a bowling center, and a gun club. Mesquite also owns the Oasis Resort & Casino, which is currently closed.

The Company’s one issued and outstanding Class A Unit, representing all of its voting equity, is held by NGA VoteCo, LLC, a Nevada limited liability company (“VoteCo”). All of the Company’s issued and outstanding Class B Units, representing all of its non-voting equity, are held by NGA No VoteCo, LLC, a Nevada limited liability company (“InvestCo”). VoteCo is owned by Timothy T. Janszen and Ryan L. Langdon, each of whom owns a 42.85% interest, and Roger A. May, who owns a 14.3% interest. Messrs. Janszen, Langdon and May collectively are referred to as the “VoteCo Equityholders”. InvestCo is owned by NGOF and Newport Global Credit Fund LP (“NGCF”) (collectively “Newport”), Delaware limited partnerships formed primarily for the purpose of seeking long-term capital appreciation and current income by acquiring, holding and disposing of investments made in distressed debt securities and equities. Newport holds all of InvestCo’s issued and outstanding voting securities. At present, the Company has no plans to issue any additional Class A Units or Class B Units.

The VoteCo Equityholders, through VoteCo, control all matters of the Company that are subject to the vote of members, including the appointment and removal of managers. Messrs. Janszen, Langdon and May are the Company’s managers and Mr. Janszen is also the Company’s operating manager. The Class B Units issued to InvestCo allow it and its investors to invest in the Company without having any voting power or power to control the operations or affairs of the Company, except as otherwise required by law. If InvestCo and its investors had any of the power to control the operations or affairs of the Company afforded to the holders of the Class A Units, they and their respective constituent equityholders would generally be required, in connection with the Company’s investments in Eldorado and Mesquite, to be licensed or found suitable under the gaming laws and regulations of the States of Nevada and Louisiana as well as various local regulations in those states.

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

The Company has had no revenue generating business since inception. Its current business plan consists primarily of its holding of a 17.0359% and 40% equity interest in Eldorado and Mesquite, respectively.

Eldorado Acquisition

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

Mesquite Acquisition

As a result of a second investment, on August 1, 2011, the date of the closing of its acquisition of a 40% interest in Mesquite Gaming, LLC, a Nevada limited liability company (“Mesquite”), the Company transferred to Mesquite $8,222,222 in cash in exchange for a 40% interest in Mesquite. This $8,222,222 in cash was contributed by Newport to the Company as a capital contribution in July 2011.

The Company’s acquisition in August 2011 of its 40% interest in Mesquite was completed upon the transfer to Mesquite Gaming of all of the assets of Black Gaming, LLC (“Black Gaming”), including Black Gaming’s direct and indirect ownership interests in its subsidiaries. The assets acquired by Mesquite Gaming included the CasaBlanca Hotel & Casino and the Virgin River Hotel & Casino, each in Mesquite, Nevada, two golf courses, a bowling center, a gun club, restaurants, and banquet and conference facilities. The transfer of the Black Gaming assets to Mesquite Gaming and the acquisition by AcquisitionCo of the 40% Interest were pursuant to a joint plan of reorganization (the “Plan”) filed by Black Gaming and its subsidiaries with the United States Bankruptcy Court for the District of Nevada (the “Court”) on March 1, 2010, and approved by the Court on June 28, 2010.

Mesquite is engaged in the hotel casino industry in Mesquite, Nevada through its wholly owned subsidiaries C & HRV, LLC (doing business as Virgin River Hotel/Casino/Bingo) and VRCC, LLC and its wholly owned subsidiaries 5.47 RBI, LLC and RBG, LLC (doing business as CasaBlanca Resort/Golf/Spa) and its wholly owned subsidiary CasaBlanca Resorts, LLC (doing business as Oasis Resort and Casino) and its wholly owned subsidiaries Oasis Interval Ownership, LLC, Oasis Interval Management, LLC and Oasis Recreational Properties, Inc.

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

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company as of September 30, 2011 and December 31, 2010, and the results of its operations for the three and nine months ended September 30, 2011 and 2010, and its cash flows for the nine months ended September 30, 2011 and 2010. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

Investment in Unconsolidated Investees

The Company accounts for its 17.0359% and 40% investments in Eldorado and Mesquite, respectively, using the equity method of accounting. The Company considers on a quarterly basis whether the fair value of each of its equity method investments has declined below its carrying value whenever adverse events or changes in circumstances indicate that the recorded value may not be recoverable. If the Company considers any such decline to be other than temporary, then a write-down would be recorded to estimated fair value. Evidence of a loss in value that may be other than temporary might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the Company’s investment or the inability of Eldorado or Mesquite to sustain an earnings capacity that would justify the carrying amount of the investment. In evaluating whether the loss in value is other than temporary, the Company considers: 1) the length of time and the extent to which the fair value has been less than cost; 2) the financial condition and near-term prospects of Eldorado and Mesquite, including any specific events which may influence the operations of either company; 3) the Company’s intent and ability to retain its investments in Eldorado and Mesquite for a period of time sufficient to allow for any anticipated recovery in fair value; 4) the condition and trend of the economic cycle; 5) Eldorado’s and Mesquite’s financial performance and projections; 6) trends in the general market; and 7) Eldorado’s and Mesquite’s capital strength and liquidity.

In determining whether the fair value of the investments in Eldorado and Mesquite are less than their carrying value, the Company uses a discounted cash flow model as its principal technique. The Company’s model incorporates an estimated weighted-average cost of capital that a market participant would use in evaluating the investment in a purchase transaction. The estimated weighted-average cost of capital is based on the risk free interest rate and other factors such as current risk premiums. The Company uses the discounted cash flow model as it provides greater detail and opportunity to reflect specific facts, circumstances and economic conditions for its investment. Comparable business transactions are often limited in number, contain dated information, and require significant adjustments due to differences in the size of the business, markets served and other factors. The Company therefore believes that in its circumstance, this makes comparisons to business transactions less reliable than the discounted cash flows model. However, the Company does consider comparable business transactions as a reasonableness test of our principal technique.

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

Recently Issued Accounting Pronouncements

In December 2010, the FASB provided additional guidance related to business combinations to require each public entity that presents comparative financial statements to disclose the revenue and earnings of the combined entity as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In addition, this amendment expands the supplemental pro forma disclosures related to such a business combination to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance should be applied prospectively for business combinations for which the acquisition date is on or after January 1, 2011, for calendar-year reporting entities. We adopted this standard on January 1, 2011 with no material impact on our financial position, results of operations or cash flows.

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

Distributions

Subject to all applicable gaming approvals, distributions by the Company will be made to its members at such times and in such amounts as approved by the Operating Manager in good faith in accordance with the provisions of the Company’s operating agreement and, if and when made, will be distributed by the Company to its members in proportion to their respective percentage interests in the Company. There is no formal agreement between Newport and the Company regarding the settlement of the due to/from related parties; however, such amounts are expected to be settled upon sale of the Company’s investments in Eldorado and Mesquite.

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

4. Investment in Eldorado

The Company’s 17.0359% investment in Eldorado (which was acquired on April 1, 2009 in exchange for a 17.0359% interest originally acquired in Resorts, as described in Note 1) is accounted for under the equity method. The investment, which is reported as Equity income (loss) on Eldorado on the consolidated statements of operations, was originally recorded at fair value and is adjusted by the Company’s share of earnings, losses, distributions, and adjustments related to the amortization of definite-lived intangibles of the investment. The Company’s allocated income and loss related to Eldorado for the three months ended September 30, 2011 and 2010, respectively, are included as a component of net loss on the consolidated statements of operations. As of September 30, 2011 and December 31, 2010, there was no indication that impairment may have existed in relation to the investment in Eldorado.

A roll forward of the Company’s equity investment in Eldorado is as follows:

Total
Beginning balance at January 1, 2011	$28,197,330
Equity loss on Eldorado	(606,185)
Distributions	(235,641)

Ending balance at September 30, 2011	$27,355,504

Summarized balance sheet information for Eldorado is as follows (in thousands):

	September 30, 2011	December 31, 2010
Current assets	$45,319	$57,747
Investment in joint ventures	30,044	42,994
Property and equipment, net	201,212	209,996
Intangible assets, net	20,720	20,720
Other assets, net	8,265	2,186

Total assets	$305,560	$333,643

Current liabilities	$32,696	$27,685
Long-term liabilities	181,422	190,764
13% Preferred equity interest	—	19,289

	September 30, 2011	December 31, 2010
Non-controlling interest	4,314	4,807
Partners’ equity	87,128	91,098

Total liabilities and partners’ equity	$305,560	$333,643

Summarized results of operations for Eldorado is as follows (in thousands):

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Net revenues	$66,975	$194,360
Operating expenses	(59,723)	(173,621)
Loss on sale/disposition of long-lived assets	(56)	(94)
Equity loss on unconsolidated affiliates	(163)	(1,285)
Impairment in Investment in Joint Venture	(10,900)	(10,900)

Operating (loss) income	(3,867)	8,460
Other expense, net	(3,598)	(12,034)

Net loss	(7,465)	(3,574)
Less net loss attributable to noncontrolling interest	432	493

Net loss attributable to the Company	$(7,033)	$(3,081)

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

Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

	September 30, 2011	December 31, 2010
Current assets	$41,837	$38,817
Property and equipment, net	219,437	229,119
Other assets, net	6,573	7,315

Total assets	$267,847	$275,251

Current liabilities	$156,917	$18,510
Long-term liabilities	8,480	150,911
Members’ equity	102,450	105,830

Total liabilities and members’ equity	$267,847	$275,251

Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Net revenues	$34,136	$95,556
Operating expenses	(31,218)	(88,298)

Operating income	2,918	7,258
Other expense	(3,762)	(11,284)

Net loss	$(844)	$(4,026)

5. Investment in Mesquite

The Company’s 40% investment in Mesquite, which was acquired on August 1, 2011 for $8,222,222, is accounted for under the equity method. The investment, which is reported as a component of Equity income (loss) on unconsolidated investees on the consolidated statements of operations, was originally recorded at fair value and is adjusted by the Company’s share of earnings, losses and distributions, The Company’s allocated loss related to Mesquite for the two months ended September 30, 2011 is included as a component of net loss on the consolidated statements of operations. As of September 30, 2011, there was no indication that impairment may have existed in relation to the investment in Mesquite.

A roll forward of the Company’s equity investment in Mesquite is as follows:

Total
Beginning balance at August 1, 2011	$8,222,222
Equity loss on Mesquite	(1,604,000)

Ending balance at September 30, 2011	$6,618,222

Summarized balance sheet information for Mesquite is as follows (in thousands):

	September 30, 2011	December 31, 2010
	(Successor)	(Predecessor)

Current assets	$12,196	$13,737
Property and equipment, net	65,647	83,461
Notes receivable, less current portion	—	5
Intangible assets, net	9,116	6,515
Deferred financing fees	1,269	25
Other assets, net	2,225	2,343

Total assets	$90,453	$106,086

Current liabilities	$12,837	$25,941
Gaming equipment financing, less current portion	376	—
Liabilities subject to compromise	—	218,613
Long term debt	63,000	—
Members’ equity (deficit)	14,240	(138,468)

Total liabilities and members’ deficit	$90,453	$106,086

Summarized results of operations for Mesquite are as follows (in thousands):

	Successor	Predecessor		Combined
	Two Months Ended Sept. 30, 2011	One Day Ended Aug. 1, 2011	One Month Ended July 31, 2011	Three Months Ended Sept. 30, 2011
Net revenues	$13,176	$—	$7,138	$20,314
Operating expenses	(16,205)	—	(8,126)	(24,331)

Operating (loss) income	(3,029)	—	(988)	(4,017)
Other income (expense)	(981)	91,255	(309)	89,965

Net income (loss)	$(4,010)	$91,255	$(1,297)	$85,948

	Successor	Predecessor		Combined
	Two Months Ended Sept. 30, 2011	One Day Ended Aug. 1, 2011	Seven Months Ended July 31, 2011	Nine Months Ended Sept. 30, 2011
Net revenues	$13,176	$—	$60,785	$73,961
Operating expenses	(16,205)	—	(57,749)	(73,954)

Operating (loss) income	(3,029)	—	3,036	7
Other income (expense)	(981)	91,255	(1,598)	88,676

Net income (loss)	$(4,010)	$91,255	$1,438	$88,683

6. Related Parties

InvestCo owns 99.99% of the Company which is a non-voting interest. The other .01% of the Company, which is the only voting interest of the Company, is owned by VoteCo. InvestCo is wholly owned by Newport. In May 2007, Newport contributed to the Company 100% of the New Shreveport Notes held by Newport since August 2006 and 11% of the SGH preferred shares held since August 2006 that comprised the Company’s Eldorado Shreveport investments (the “Eldorado Shreveport Investments”). The Eldorado Shreveport Investments were transferred to the Company at fair market value at the date of transfer. VoteCo is responsible for the operations of the Company and is wholly owned by the managers of Newport. In July 2011, NGOF and NGCF contributed $7,222,222 and $1,000,000, respectively, to the Company for the purpose of purchasing a 40% equity interest in Mesquite. See note 7 below for further discussion regarding these contributions.

At September 30, 2011 and December 31, 2010, the Company was owed $5,179,772 from Newport, representing $5,118,172 of interest earned and received on the Eldorado Shreveport Investments and $61,600 of preferred dividend earned and received on the 11,000 SGH preferred shares. At September 30, 2011 and December 31, 2010, the Company owed $2,787,315 and $2,568,903, respectively, to Newport for expenses paid by Newport on the Company’s behalf. There is no formal agreement outlining the settlement of the receivable and payable between Newport and the Company. Accordingly, the receivable and payable are reflected as a non-current asset and a non-current liability, respectively, at September 30, 2011 and December 31, 2010.

7. Acquisition

On August 1, 2011, the acquisition by NGA Holdco, LLC, a Nevada limited liability company (the “Company”), through its wholly owned subsidiary, NGA AcquisitionCo, LLC, a Nevada limited liability company, (“AcquisitionCo”), of a 40% equity interest (the “40% Interest”) in Mesquite Gaming, LLC, a Nevada limited liability company (“Mesquite Gaming”), was completed upon the transfer to Mesquite Gaming of all of the assets of Black Gaming, LLC (“Black Gaming”), including its direct and indirect ownership interests in its subsidiaries, for $8,222,222 in cash. The assets acquired by Mesquite Gaming include the CasaBlanca Hotel & Casino and the Virgin River Hotel & Casino, each in Mesquite, Nevada, two golf courses, a bowling center, a gun club, restaurants, and banquet and conference facilities. The transfer of the Black Gaming assets to Mesquite Gaming and the acquisition by AcquisitionCo of the 40% Interest were pursuant to a joint plan of reorganization (the “Plan”) filed by Black Gaming and its subsidiaries with the United States Bankruptcy Court for the District of Nevada (the “Court”) on March 1, 2010, and approved by the Court on June 28, 2010.

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

The Company and its subsidiaries were formed as legal entities in January 2007 for the primary purpose of holding equity, directly or indirectly through affiliates, in one or more entities related to the gaming industry, and to exercise the rights, and manage the distributions received, in connection with those holdings. On December 14, 2007, our affiliate, Acquisition Co, acquired a 17.0359% interest in Eldorado Resorts, LLC (“Resorts”). Effective April 1, 2009, Resorts became a wholly-owned subsidiary of Eldorado HoldCo LLC, a Nevada limited liability company (“Eldorado”), when all of the members of Resorts, including Acquisition Co., the subsidiary of the Company through which the Company held its interest in Resorts, exchanged their interests in Resorts for identical interests in Eldorado. Eldorado, which was formed to be a holding company for Resorts, conducts no operations of its own and, other than its ownership of Resorts, has no assets or liabilities (see note 1 of the notes to the Company’s unaudited condensed consolidated financial statements included in this report). In addition, our affiliate, AcquisitionCo, acquired a 40% interest in Mesquite Gaming, LLC (“Mesquite”) on August 1, 2011.

The Company has had no revenue generating business since inception and its current business plan consists primarily of its holding of a 17.0359% and 40% equity interest in Eldorado and Mesquite, respectively. Its only operations have consisted of interest income earned on the Eldorado Shreveport Investments and the pro-rata net income (loss) allocation (as the case may be) related to the Resorts/Eldorado and Mesquite investments since December 2007 and August 2011, respectively, and nominal administrative expenses.

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

Eldorado

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

Operational highlights for Eldorado for the three months ended September 30, 2011 included net operating revenues of approximately $67 million and operating expenses of approximately $59.7 million. Eldorado’s equity in net loss of unconsolidated affiliates was approximately $0.2 million and interest expense was approximately $4.3 million for the period. In addition, Eldorado recognized a non-cash impairment charge of $10.9 million during the quarter related to its investment in the Silver Legacy Joint Venture. The impairment charge resulted from revised financial projections for Silver Legacy. The net result for the quarter was a net loss of approximately $7.5 million, compared with a net gain of approximately $0.9 million for the corresponding quarter of 2010. The nine month performance through September 30, 2011 represents an increase in year over year net loss of approximately $1.9 million due primarily to the aforementioned $10.9 million impairment charge, partially offset by a $4.9 million reduction to operating expenses when compared to the same period of 2010 and a $2.4 million gain on the early retirement of debt during the nine months ended September 30, 2011.

Mesquite

Mesquite is engaged in the hotel casino industry in Mesquite, Nevada through its wholly owned subsidiaries C & HRV, LLC (doing business as Virgin River Hotel/Casino/Bingo) and VRCC, LLC and its wholly owned subsidiaries 5.47 RBI, LLC and RBG, LLC (doing business as CasaBlanca Resort/Golf/Spa) and its wholly owned subsidiary CasaBlanca Resorts, LLC (doing business as Oasis Resort and Casino) and its wholly owned subsidiaries Oasis Interval Ownership, LLC, Oasis Interval Management, LLC and Oasis Recreational Properties, Inc. Mesquite’s properties include the CasaBlanca Hotel & Casino and the Virgin River Hotel & Casino, two golf courses, a bowling center, a gun club, restaurants, and banquet and conference facilities.

Operational highlights for Mesquite for the two months ended September 30, 2011, which is the period of time during the quarter that the Company owned its interest in Mesquite, included net operating revenues of approximately $13.2 million and operating expenses of approximately $16.2 million. Interest expense for Mesquite during the quarter was $1 million and the net result for the two months ended September 30, 2011 was a net loss of $4 million. This net loss was largely due to Mesquite’s operations being seasonal in nature, with the second half of the year producing less positive operating results than the first half, and the ongoing economic slowdown being experienced in Nevada and the region.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

The Company’s net loss, which largely reflects the Company’s share of the net losses of Eldorado and Mesquite, was approximately $2.9 million for the quarter ended September 30, 2011, compared to a net loss of approximately $0.2 million for the same period in 2010. Primarily as a result of the $10.9 million impairment charge recognized by Eldorado during the quarter, the Company’s equity loss attributable to its investment in Eldorado was approximately $1.2 million, compared to net income attributable to its investment in Eldorado of $0.1 million for the same period in 2010. The Company’s $1.6 million loss attributable to its investment in Mesquite for the period was primarily due to Mesquite’s operations being seasonal in nature, with the second half of the year producing less positive operating results than the first half, and the ongoing economic slowdown being experienced in Nevada and the region. The Company experienced no such loss during the same period a year ago since the 40% interest in Mesquite was not acquired until August 1, 2011. This increase in the Company’s equity loss was partially offset by a $0.2 million decrease to the Company’s legal and licensing expenses during the quarter when compared to the same period in 2010. The decrease in legal and licensing expenses was due to fewer expenses being incurred in connection with the acquisition of a 40% interest in New Black Gaming (see Acquisition, below).

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

The Company’s net loss, which largely reflects the Company’s share of the net losses of Eldorado and Mesquite, was approximately $2.4 million for the nine months ended September 30, 2011, compared to a net loss of approximately $0.8 million for the same period in 2010. The increase in net loss during the period was largely the result of the $1.6 million loss on Mesquite, which was primarily due to Mesquite’s operations being seasonal in nature, with the second half of the year producing less positive operating results than the first half, and the ongoing economic slowdown being experienced in Nevada and the region. The Company experienced no such loss during the same period a year ago since the 40% interest in Mesquite was not acquired until August 1, 2011. The Company’s share of the net loss of Eldorado was approximately $0.6 million, compared to a net loss of $0.3 million for the same period in 2010. This increase in equity loss was due primarily to the $10.9 million impairment charge recognized by Eldorado during the period, partially offset by a $4.9 million reduction to operating expenses when compared to the same period of 2010 and a $2.4 million gain on the early retirement of debt during the nine months ended September 30, 2011. The increase in net loss was partially offset by a $0.3 million reduction to the Company’s legal and licensing expenses when compared to the same period in 2010. The decrease in legal and licensing expenses was due to fewer expenses being incurred in connection with the acquisition of a 40% interest in New Black Gaming (see Acquisition, below).

Liquidity and Capital Resources

The Company incurred approximately $0.2 million and $0.5 million of costs associated with its investments in unconsolidated investees during the nine month periods ended September 30, 2011 and September 30, 2010, respectively. Expenses incurred related to accounting and legal fees for the preparation of regulatory filings, along with travel and legal expenses related to the acquisition of a 40% interest in Mesquite Gaming (see Acquisition, below). For the remainder of 2011, the Company expects to incur additional costs of approximately $0.1 million. These costs will be financed by member contributions.

Acquisition

On August 1, 2011, the acquisition by NGA Holdco, LLC, a Nevada limited liability company (the “Company”), through its wholly owned subsidiary, NGA AcquisitionCo, LLC, a Nevada limited liability company, (“AcquisitionCo”), of a 40% equity interest (the “40% Interest”) in Mesquite Gaming, LLC, a Nevada limited liability company (“Mesquite Gaming”), was completed upon the transfer to Mesquite Gaming of all of the assets of Black Gaming, LLC (“Black Gaming”), including its direct and indirect ownership interests in its subsidiaries, for $8,222,222 in cash. The assets acquired by Mesquite Gaming include the CasaBlanca Hotel & Casino and the Virgin River Hotel & Casino, each in Mesquite, Nevada, two golf courses, a bowling center, a gun club, restaurants, and banquet and conference facilities. The transfer of the Black Gaming assets to Mesquite Gaming and the acquisition by AcquisitionCo of the 40% Interest were pursuant to a joint plan of reorganization (the “Plan”) filed by Black Gaming and its subsidiaries with the United States Bankruptcy Court for the District of Nevada (the “Court”) on March 1, 2010, and approved by the Court on June 28, 2010.

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

Critical Accounting Estimates and Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to those policies during the nine months ended September 30, 2011.

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

Changes in internal control over financial reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, no such changes to our internal control over financial reporting occurred during the quarter ended September 30, 2011.

PART II

OTHER INFORMATION

Item 6.	Exhibits.

The following exhibits are filed with, or incorporated by reference in, this report:

4.1	Operating Agreement of Mesquite Gaming, LLC

10.1	Credit Agreement of Mesquite Gaming, LLC

31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from NGA Holdco, LLC Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGA HOLDCO, LLC

Date: November 21, 2011	By:	/S/ Timothy T. Janszen
Timothy T. Janszen
Operating Manager
(Principal Executive Officer)

Date: November 21, 2011	By:	/S/ ROGER A. MAY
Roger A. May
Manager
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Operating Agreement of Mesquite Gaming, LLC

10.1	Credit Agreement of Mesquite Gaming, LLC

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from NGA Holdco, LLC Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity and (vi) the Notes to Condensed Consolidated Financial Statements.