Form 10-K
period 2011-12-31
NGA Holdco, LLC
filed 2012-06-05
CIK 1405621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number 0-52734

NGA HOLDCO, LLC

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	20-8349236
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

21 Waterway Avenue, Suite 150, The Woodlands, TX 77380

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

THE COMPANY

Overview of the Company

NGA HoldCo, LLC, a Nevada limited liability company (“NGA”), was formed on January 8, 2007 at the direction of Newport Global Opportunities Fund LP, a Delaware limited partnership (“NGOF”) and an affiliate of Newport Global Advisors LP, a Delaware limited partnership (“Newport”). NGA was formed for the primary purpose of holding equity, directly or indirectly through its subsidiaries, in one or more entities related to the gaming industry. NGA has two wholly-owned subsidiaries, NGA Blocker, LLC, a Nevada limited liability company (“Blocker”), and AcquisitionCo, LLC, a Nevada limited liability company (“AcquisitionCo,” and collectively with Blocker and NGA, the “Company”), each of which was formed on January 8, 2007.

The Company has had no revenue generating business since inception. Its current business plan consists primarily of its holding, through AcquisitionCo, of a 17.0359% equity interest in Eldorado Holdco LLC (the “Eldorado Interest”), a Nevada limited liability company (“Eldorado”) and a 40% equity interest in Mesquite Gaming LLC (the “Mesquite Interest”), a Nevada limited liability company (“Mesquite”). The Eldorado Interest was effectively acquired December 14, 2007 (the “Eldorado Acquisition”), in exchange for certain first mortgage bonds and preferred equity interests (the “Eldorado-Shreveport Investments”) valued at $38,314,863. The Mesquite Interest was acquired August 1, 2011 (the “Mesquite Acquisition”), in exchange for $8,222,222 in cash, of which $7,222,222 and $1,000,000 were contributed to the Company by NGOF and Newport Global Credit Fund (“NGCF,” and collectively with NGOF, the “Newport Funds”), respectively.

Eldorado owns indirectly through wholly-owned subsidiaries the Eldorado Hotel & Casino (“Eldorado-Reno”), the Eldorado Resort Casino Shreveport (“Eldorado-Shreveport”), and approximately 21% of Tamarack Crossing, LLC (“Tamarack”), which owns and operates Tamarack Junction Casino & Restaurant, a small casino located in Reno. An approximately 96% owned subsidiary of Eldorado owns approximately 50% of a joint venture that owns and operates the Silver Legacy Resort Casino (“Silver Legacy”), which is seamlessly connected to the Eldorado-Reno. Mesquite is engaged in the casino resort industry in Mesquite, Nevada through its wholly-owned subsidiaries that own and operate the CasaBlanca Resort/Golf/Spa, the Virgin River Hotel/Casino/Bingo, two championship golf courses, a full-service spa, a bowling center, a gun club, restaurants, and banquet and conference facilities. Mesquite also owns the Oasis Resort & Casino located in Mesquite, Nevada, which is currently closed.

Other than its equity interests in Eldorado and Mesquite, along with any indirect interest it may subsequently hold in another entity by virtue of its equity interests in Eldorado and Mesquite, the Company has no current plans to acquire any equity interest in another entity.

Formed in 2005, Newport is a Texas-based investment management firm with approximately $350 million in assets committed to pursuing alternative fixed income strategies. The firm concentrates primarily on the stressed and distressed opportunities within the high yield debt and bank loan markets but may also include the acquisition and disposition of other types of corporate securities and claims. Newport has 11 employees, with its primary office in The Woodlands, TX. Newport’s principals include Timothy T. Janszen, CEO, Ryan Langdon, Senior Managing Director, and Roger A. May, Senior Managing Director. Collectively, the principals have over 35 years of experience investing in the high yield and distressed debt markets. Newport is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. Newport is investment manager of the Newport Funds, private investment funds which seek attractive long-term risk adjusted returns by capitalizing on investments in the distressed debt markets and possibly control-oriented investments. The Newport Funds began investing in 2006.

Ownership of the Company

The Company’s one issued and outstanding Class A Unit, representing all of its voting equity, is held by NGA VoteCo, LLC, a Nevada limited liability company (“VoteCo”). All of the Company’s issued and outstanding Class B Units, representing all of its non-voting equity, are held by NGA No VoteCo, LLC, a Nevada limited liability company (“InvestCo”). At present, the Company has no plans to issue any additional Class A or Class B Units.

VoteCo is owned by Timothy T. Janszen and Ryan L. Langdon, each of whom owns a 42.85% interest, and Roger A. May, who owns a 14.3% interest. Messrs. Janszen, Langdon and May collectively are referred to as the “VoteCo Equityholders”. InvestCo is owned by the Newport Funds, which hold all of InvestCo’s issued and outstanding voting securities.

The VoteCo Equityholders, through VoteCo, control all matters of the Company that are subject to the vote of members, including the appointment and removal of managers. Each of the VoteCo Equityholders is a member of the Company’s board of managers, and Mr. Janszen is the Company’s operating manager who has responsibility for the day-to-day management of the Company. The Class B Units issued to InvestCo allow it and its investors to invest in the Company without having any voting power or power to control the operations or affairs of the Company, except as otherwise required by law. If InvestCo and its investors had any of the power to control the operations or affairs of the Company afforded to holders of the Class A Units, they and their respective constituent equityholders would generally be required to be licensed or found suitable under the gaming laws and regulations of the States of Nevada and Louisiana.

Management of the Company

A majority of the Company’s managers may remove the operating manager from such position. The approval of a majority of the managers is required to elect a new operating manager, who must be selected from among the members of the Company’s board of managers. Neither the Company’s board of managers nor the operating manager may take, or cause the Company to take, the following actions without the approval of VoteCo:

•	Materially change the business purpose of the Company or the nature of the business,

•	Act to render it impossible to carry on the ordinary business of the Company,

•	Remove or appoint any manager,

•	Allow any voluntary withdrawal of any member from the Company,

•	Make any assignment for the benefit of creditors, any voluntary bankruptcy of the Company, or any transaction to dissolve, wind up or liquidate the Company, or

•

Make any transaction between the Company and any member or manager of the Company, or any affiliate or direct family member of any member or manager of the Company, that is not made on an arm’s-length basis.

Generally, in all other respects, VoteCo has no power or authority to participate in the management of the Company or to bind or act on behalf of the Company in any way or to render it liable for any purpose. Except as otherwise expressly required by applicable law, InvestCo has neither any right to vote on any matters to be voted on by the members of the Company, nor any power or authority to participate in the management of the Company or bind or act on behalf of the Company in any way or render it liable for any purpose.

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

•	Sell, convey, or refinance any interest, direct or indirect, in the Company’s unconsolidated investees;

•

Cause or permit the Company to extend credit to or make any loans or become a surety, guarantor, endorser, or accommodation endorser for any person or enter into any contracts with respect to the operation or management of the business of the Company;

•	Release, compromise, assign, or transfer any claims, rights, or benefits of the Company;

•	Confess a judgment against the Company or submit a Company claim to arbitration;

•	File any petition for bankruptcy of the Company;

•	Distribute any cash or property of the Company, other than as provided in the Company’s operating agreement;

•	Admit a new member to the Company; or

•	Do any act in contravention of the Company’s operating agreement or do any act which would make it impossible or unreasonably burdensome to carry on the business of the Company.

Notwithstanding the foregoing provisions, the operating manager has the authority under the Company’s operating agreement to take such actions as he, in his reasonable judgment, deems necessary for the protection and preservation of Company assets if, under the circumstances, in his good faith estimation, there is insufficient time to obtain the approval of the Company’s board of managers and any delay would materially increase the risk to preservation of the Company’s assets.

Restrictions on Transfer

Unless approved in advance by the operating manager and by applicable gaming authorities, no member of the Company may transfer all or any portion of its membership units.

Member and Manager Compensation

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

Dissolution and Termination

The Company will be dissolved upon the happening of any of the following events:

•	Sale or other disposition of all or substantially all of the Company’s assets and receipt of all consideration therefore,

•	Determination that an event has occurred that makes it unlawful, impossible or impracticable for the Company to carry on the business, or

•	VoteCo decides the Company will be dissolved.

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

Eldorado Acquisition

On December 14, 2007, the Company effectively acquired its Eldorado Interest by transferring the Eldorado-Shreveport Investments in part to Eldorado Resorts, LLC (“Resorts”) and the balance to Donald L. Carano (“Carano”), free and clear of any liens in exchange for a 17.0359% interest in Resorts (the “Resorts Interest”). The Company’s Resorts Interest was acquired directly from Resorts and the balance from Carano, 14.47% and 2.5659%, respectively. The Eldorado-Shreveport Investments included first mortgage bonds due 2012 (the “Mortgage Bonds”) and 11,000 preferred shares of a partner of the co-issuer of the Mortgage Bonds. The Mortgage Bonds were co-issued by Eldorado Casino Shreveport Joint Venture (the “Louisiana Partnership”) and Shreveport Capital Corporation, a wholly-owned subsidiary of the Louisiana Partnership (the “New Shreveport Notes”). The original principal amount of the Mortgage Bonds was $38,045,363. The 11,000 preferred shares were issued by Shreveport Gaming Holdings, Inc. (“SGH”), then a partner of the Louisiana Partnership, that is not affiliated with Resorts or the Company. Previously in May 2007, NGOF had contributed the Eldorado-Shreveport Investments to the Company at the estimated fair value of such investments as of that date. Effective April 1, 2009, Resorts became a wholly-owned subsidiary of Eldorado and the Resorts Interest was exchanged for the Eldorado Interest when all of the members of Resorts, including AcquisitionCo, exchanged their interests in Resorts for identical interests in Eldorado.

The Eldorado Acquisition occurred pursuant to the terms and conditions of a purchase agreement, dated July 20, 2007 (the “Purchase Agreement”). The parties to the Purchase Agreement were Resorts, AcquisitionCo, and Carano, now the presiding member of Eldorado’s Board of Managers and the Chief Executive Officer of Eldorado who then held the same positions with Resorts. The closing of this transaction occurred after necessary gaming licenses and approvals were obtained from Nevada and Louisiana. Carano or members of his family continue to own directly or indirectly approximately 51% of Eldorado. Some other provisions of the Purchase Agreement included:

•

At closing, Resorts and Carano paid Newport in cash the respective amounts owed to AcquisitionCo for interest on the respective amounts of New Shreveport Notes received at closing that were accrued and unpaid through the date of closing.

•	Members of Resorts other than AcquisitionCo received distributions totaling $10 million, funded through borrowings under Resorts’ credit facility.

Put and Call Rights

At the time of closing under the Purchase Agreement, AcquisitionCo and the members of Resorts entered into an amendment and restatement of Resorts’ operating agreement (the “Resorts Operating Agreement”) and, when the equity interests in Resorts were exchanged for equivalent equity interests in Eldorado, the members of Eldorado entered into an operating agreement with substantially the same provisions included in the Resorts Operating Agreement (the “Eldorado Operating Agreement”). Under the terms of the Eldorado Operating Agreement, at any time after the occurrence of a “Material Event” (as defined) or at any time after June 14, 2015 (the “Trigger Date”) AcquisitionCo or its permitted assignee(s) (the “Interest Holder”) will have the right to sell (“Put”) 14.47% of its 17.0359% Eldorado Interest but not less and Eldorado will have the right to purchase (“Call”) all but not less than all of the entire 17.0359% Eldorado Interest at a price equal to the estimated fair market value of such interests, without discounts for minority ownership and lack of marketability, as determined by mutual agreement of the Interest Holder and Eldorado. In the event that after 30 days the Interest Holder and Eldorado have not mutually agreed on a purchase price, the purchase price will be determined by the average of two appraisals by nationally recognized appraisers of private companies, provided the two appraisals are within a 5% range of value based upon the lowest of the two appraisals. If the two appraisals are not within the 5% range, the purchase price will be determined by the average of a third mutually acceptable, independent, nationally recognized appraiser of private companies and the next nearest of the first two appraisals unless the third appraisal is at the mid-point of the first two appraisals, in which event the third appraisal will be used to established the fair market value. So long as a Material Event that entitles the Interest Holder to exercise its Put right has not occurred, AcquisitionCo will have the right to unilaterally extend the Trigger Date for up to two, one-year extension periods. Upon exercise of either the Call or the Put, the Eldorado Operating Agreement provides that the transaction close within one year of the exercise of the right unless delayed for necessary approvals from applicable gaming authorities.

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

At the time of closing under the Purchase Agreement, Resorts, AcquisitionCo and Carano entered into a separate put-call agreement (as subsequently amended, the “Put-Call Agreement”). Under the terms of the Put-Call Agreement, the Interest Holder is entitled, if it exercises its Put rights under the Eldorado Operating Agreement as then in effect, to require Carano to purchase from it the portion of the 17.0359% interest acquired from Carano. In that event, the purchase price payable by Carano will be based on a fractional relationship of the purchase price payable to the Interest Holder for the 14.47% interest relative to the percentage interests being purchased by Carano. However, as a practical matter, restrictive covenants of Eldorado’s 2011 debt financing, discussed in the following paragraph may prevent the purchase of the 14.47% interest or the 17.0359% interest unless the transaction, at the time it occurs, can be funded within the covenants’ provisions.

In the event of an initial public offering by Eldorado of any of its equity securities, the Put and Call provisions described above will terminate and be of no further force and effect.

On June 1, 2011, Resorts and Eldorado Capital Corp., a Nevada Corporation that is a wholly-owned subsidiary of Resorts, completed the issuance of $180 million of 8.625% Senior Secured Notes due June 15, 2019 (the “Resorts Senior Notes”). Also, on June 1, 2011, Resorts entered into a new $30 million senior secured revolving credit facility available until June 30, 2014 (the “Resorts New Credit Facility”), which consists of a $15 million term loan requiring principal payments of $1.25 million each quarter beginning September 30, 2011, and a $15 million revolving credit facility. Proceeds from the issuance of the Resorts Senior Notes, together with borrowings under the New Credit Facility, were used to redeem approximately $ 230 million of previously outstanding debt owed by Resorts and its subsidiaries, of which approximately $31 million was held by Resorts. The remaining previously outstanding debt was called and redeemed on August 1, 2011 utilizing $9.7 million of restricted cash which was set aside on June 1, 2011 for the purpose of redeeming the notes that were called. Interest on the Senior Secured Notes is payable semiannually each June 15 and December 15 (commencing on December 15, 2011) to holders of record on the preceding June 1 or December 1, respectively. Interest on the credit facility is payable on the last day of the Eurodollar Rate loan, provided, however, that if the period exceeds three months the interest will be payable on the respective dates that fall every three months after the beginning of the loan period. For each Base Rate loan, interest is payable as the end of the respective quarter. The interest period cannot exceed the maturity date of the credit facility for either a Eurodollar loan or Base Rate loan.

The indenture relating to the Resorts Senior Notes contains various restrictive covenants including restricted payments and investments, additional liens, transactions with affiliates, covenants imposing limitations on additional debt, dispositions of property, mergers and similar transactions. As of December 31, 2011, Resorts was in compliance with all of the covenants under the indenture relating to the Resorts Senior Notes. So long as these covenants are in effect, they may limit or restrict entirely the ability of Eldorado to fund the purchase by Eldorado of the 14.47% interest in the event the Interest Holder exercises its Put right under the Eldorado Operating Agreement as well as the purchase of the 17.0359% interest in the event Eldorado exercises its Call right under the Eldorado Operating Agreement. Accordingly, there can be no assurance that the covenants then in effect will not preclude Eldorado from being able to conclude a Put or Call transaction, and, if so, that any waivers that may then be required to consummate the transaction can be obtained or that Resorts will be able to eliminate the covenant restrictions by the repayment of any indebtedness then owed to the creditors whom the covenants are intended to benefit or otherwise.

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

Mesquite Acquisition

Mesquite is engaged in the hotel casino industry in Mesquite, Nevada through its wholly-owned subsidiaries, C & HRV, LLC (doing business as Virgin River Hotel/Casino/Bingo) and VRCC, LLC and its wholly-owned subsidiaries 5.47 RBI, LLC and RBG, LLC (doing business as CasaBlanca Resort/Golf/Spa) and its wholly-owned subsidiary CasaBlanca Resorts, LLC (doing business as Oasis Resort and Casino) and its wholly-owned subsidiaries Oasis Interval Ownership, LLC, Oasis Interval Management, LLC and Oasis Recreational Properties, Inc.

On August 1, 2011, the Company acquired the 40% Mesquite Interest in exchange for $8,222,222 in cash that was contributed to the Company by the Newport Funds in July 2011. The Mesquite Acquisition was completed upon the transfer to Mesquite of all of the assets of Black Gaming, LLC (“Black Gaming”), including Black Gaming’s direct and indirect ownership interests in its subsidiaries. The transfer of the Black Gaming assets to Mesquite and the acquisition by AcquisitionCo of the Mesquite Interest were pursuant to a joint plan of reorganization (the “Plan”) filed by Black Gaming and its subsidiaries with the United States Bankruptcy Court for the District of Nevada (the “Court”) on March 1, 2010, and approved by the Court on June 28, 2010.

On August 1, 2011, Mesquite completed the issuance of $62.5 million of Senior Secured Notes under Mesquite’s New Loan Facility with an annual interest rate of LIBOR (1.5% floor and 4.5% ceiling) plus 700 basis points due August 1, 2016 (the “Mesquite Senior Notes”), and entered into a new $10 million senior secured credit facility available until August 1, 2012 and renewable on a yearly basis (the “Mesquite Credit Facility”). Interest and principal on the notes are payable quarterly. Interest on the secured credit facility is also payable quarterly.

Organizational Diagrams

The Company

The diagram below depicts the general ownership of the entities related to the Company and its subsidiaries, as well as the Company’s ownership interests in Eldorado and Mesquite.

*	Includes Recreational Enterprises, Inc. (47.0415%), Hotel Casino Realty Investments, Inc. (5.1318%), Hotel Casino Management, Inc. (24.8037%), Ludwig J. Corrao (4.2765%), Gary Carano S Corp Trust (0.3421%), Glenn Carano S Corp Trust (0.3421%), Gene Carano S Corp Trust (0.3421%), Gregg Carano S Corp Trust (0.3421%) and Cindy Carano S Corp Trust (0.3421%).
**	Includes Anthony Toti (25%), Michael J. Gaughan Family, LLC (25%) and Robert R. Black, Sr. (10%).

Eldorado

The diagram below depicts the current organizational structure of Eldorado.

Mesquite

The diagram below depicts the current organizational structure of Mesquite.

ELDORADO

Introduction

Effective April 1, 2009, all of the equity interests of Resorts (including the 17.0359% interest then indirectly held by the Company through AcquisitionCo) were exchanged for equivalent equity interests of Eldorado and Resorts thus became a wholly- owned subsidiary of Eldorado. Eldorado conducts no operations other than those conducted indirectly through Resorts and its subsidiaries and investees.

In 1996, Resorts was formed and became the successor to a predecessor partnership in a reorganization in which all of the interests in the predecessor partnership were exchanged for membership interests in Resorts. Insofar as they relate to periods prior to July 1, 1996, the effective date of the reorganization, references to Resorts are to its predecessor partnership except to the extent the context requires otherwise. Eldorado Capital Corp., a Nevada corporation wholly owned by Resorts (“Eldorado Capital”), was incorporated with the sole purpose of serving as co-issuer of debt co-issued by Resorts and Eldorado Capital. Eldorado Capital holds no significant assets and conducts no business activity. Resorts’ other subsidiaries include Eldorado-Shreveport #l, LLC (“ES#1”) and Eldorado-Shreveport #2, LLC (“ES#2”), Nevada limited liability companies wholly-owned by Resorts, and Eldorado Limited Liability Company, a Nevada limited liability company approximately 96% owned by Resorts (“ELLC”).

Resorts owns and operates Eldorado-Reno, a premier hotel/casino and entertainment facility centrally located in downtown Reno. Eldorado-Reno is easily accessible both to vehicular traffic from Interstate 80, the principal highway linking Reno to its primary visitor markets in northern California, and to pedestrian traffic from nearby casinos.

Resorts indirectly owns 100% of the partnership interests of Eldorado Casino Shreveport Joint Venture, a Louisiana general partnership (the “Louisiana Partnership”). The Louisiana Partnership owns and Resorts manages the Eldorado Resort Casino Shreveport (the “Eldorado-Shreveport”), a 403-room all suite art deco-style hotel and a tri-level riverboat dockside casino complex situated on the Red River in Shreveport, Louisiana which commenced operations under its previous owners in December 2000. Resorts acquired a majority ownership interest in the hotel and riverboat casino complex in July 2005, and acquired the remaining minority interest in March 2008. Resorts’ ownership interest in the Louisiana Partnership is held through Eldorado-Shreveport #1, LLC (“ES#1”) and Eldorado-Shreveport #2, LLC (“ES#2”), two Nevada limited liability companies that are wholly owned subsidiaries of Resorts.

ELLC, which is approximately 96%-owned by Resorts, is a 50% joint venture partner in a general partnership (the “Silver Legacy Joint Venture”) that owns Silver Legacy. A major themed hotel/casino, Silver Legacy is situated between, and seamlessly connected at the casino level to, Eldorado-Reno and Circus Circus-Reno, a hotel casino owned and operated by the other partner in the Silver Legacy Joint Venture, Galleon, Inc., an indirect wholly-owned subsidiary of MGM Resorts International (“MGM”).

Resorts also owns a 21.25% interest in Tamarack Crossing, LLC, a Nevada limited liability company that owns and operates Tamarack Junction, a small casino in south Reno which commenced operations September 4, 2001. Tamarack Junction is situated on approximately 62,000 square feet of land with 13,230 square feet of gaming space that had 465 slot machines, a keno game, a sports book and three themed restaurants at December 31, 2011.

Management of Eldorado

Eldorado’s board of managers (the “Eldorado Board”) is currently composed of individuals designated by the three managers, including Timothy T. Janszen designated by AcquisitionCo, Donald L. Carano, Gary L. Carano and Thomas R. Reeg designated by Recreational Enterprises, Inc. (“REI”), and Raymond J. Poncia, Jr. designated by Hotel-Casino Management, Inc. (“HCM”). AcquisitionCo, REI and HCM may change their respective representatives on the Eldorado Board from time to time by notice to Eldorado so long as they remain managers of Eldorado. Generally, any manager of Eldorado may be removed from office with cause upon a vote of more than 50% of Eldorado’s membership interests.

Subject to the limitations described below, and except as otherwise delegated to Eldorado’s Chief Executive Officer (the “Eldorado CEO”), the Eldorado Board has control over the management of the business and affairs of Eldorado. Each board member has one vote and actions of the Eldorado Board generally require a majority vote of the board members. The members of the Eldorado Board are required to be licensed or found suitable by the relevant Nevada and Louisiana gaming authorities in order to engage in the management of Eldorado. For further information about these licensing and suitability requirements, see “Laws and Regulations” below.

Under the Eldorado Operating Agreement, the Eldorado CEO is given the general powers and duties of management usually vested in the chief executive officer of a corporation along with such other powers and duties as may be prescribed by the Eldorado Board or the Eldorado Operating Agreement, including the supervision, direction and control of the day-to-day business and affairs of Resorts. In addition to this general authority, the Eldorado CEO has the following specific rights which may be exercised on behalf of Eldorado:

•	Develop, improve, maintain, operate and lease Eldorado’s property;

•

In any single transaction or series of related transactions having a value of under $5,000,000, on behalf of Eldorado, contract to sell, lease, exchange, grant any option on, convert to condominiums or otherwise transfer or dispose of any of the real or personal property of Eldorado;

•	Select and remove such officers, agents and employees of Eldorado to assist with the management or operation of Eldorado;

•

Employ and terminate the services of such persons, firms, corporations or other entities, including any one or more of Eldorado’s members, for or in connection with the business of Eldorado or the acquisition, development, improvement, operation, maintenance, management, leasing, financing, refinancing, sale, exchange or other disposition of the property of Eldorado and perform Eldorado’s administrative services, accounting services, independent auditing services, legal and other services;

•	Institute, prosecute, defend and settle any legal or administrative proceedings having an actual or potential value of under $5,000,000;

•

In any single transaction or series of related transactions having a value of under $5,000,000, acquire real or tangible personal property to carry on the business of Eldorado, and sell, exchange or otherwise dispose of the same; and

•

In any single transaction or series of related transactions having a value of under $5,000,000, enter into loans, mortgages and other financing arrangements or rearrangements, and grant such security interests in the assets of Eldorado, as may be necessary or desirable to carry on the business.

Without the affirmative vote or written consent of all of Eldorado’s members, neither the Eldorado Board nor the Eldorado CEO may directly or indirectly:

•	Act in contravention of the Eldorado Operating Agreement;

•

Act to make it impossible to carry on Eldorado’s ordinary business, provided that actions of the managers in accordance with Eldorado’s purposes or the rights and powers granted under the Eldorado Operating Agreement will not be considered to breach this provision; or

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

Silver Legacy Joint Venture

Background. The Silver Legacy Resort Casino was developed by the Silver Legacy Joint Venture, an unconsolidated investee of Resorts, which was formed pursuant to the Agreement of Joint Venture of Circus and Eldorado Joint Venture dated as of March 1, 1994 (the “Original Joint Venture Agreement” and, as amended to date, the “Joint Venture Agreement”), between ELLC and Galleon, Inc. (“Galleon”). Under the terms of the Original Joint Venture Agreement, ELLC, which is approximately 96% owned by Resorts, and Galleon (each a “Partner” and, together, the “Partners”) each acquired a 50% interest in the Silver Legacy Joint Venture (each Partner’s “Percentage Interest”).

On March 5, 2002, the Silver Legacy Joint Venture and its wholly owned finance subsidiary, Silver Legacy Capital Corp., issued $160 million principal amount of 10 1/8% mortgage notes due 2012 (the “Silver Legacy Notes”). The Silver Legacy Notes are secured by a security interest in substantially all of the existing and future assets and pledges of each of the Partners’ interests in the Silver Legacy Joint Venture and are nonrecourse to Eldorado. The Silver Legacy Notes matured on March 1, 2012 and the Silver Legacy Joint Venture did not make the principal and interest payment due on such date. On March 16, 2012, the Silver Legacy Joint Venture, Silver Legacy Capital Corp., Galleon, ELLC and a holder on behalf of holders of a significant amount of the Silver Legacy Notes entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) pursuant to which the consenting holder agreed to support and tender all of its claims in, and Silver Legacy Joint Venture, Galleon and ELLC agreed to use their reasonable best efforts to support and complete, a restructuring of the Silver Legacy Joint Venture’s obligations under the Silver Legacy Notes (the “Silver Legacy Restructuring”) on the terms described in and subject to the conditions set forth in, the Restructuring Support Agreement. The terms of the Restructuring Support Agreement contemplate that ELLC will contribute an additional $7.5 million to the capital of the Silver Legacy Joint Venture in connection with the consummation of the Restructuring. The Restructuring is subject to the satisfaction of numerous conditions. There can be no assurance that the Restructuring will be consummated on the terms described in the Restructuring Support Agreement, or at all.

Due to its inability to restructure its obligations with respect to the Silver Legacy Notes, Silver Legacy voluntarily filed for Chapter 11 bankruptcy reorganization on May 17, 2012. According to Silver Legacy’s management, the bankruptcy will not affect the casinos operations. Silver Legacy’s management also notes that the casino has been cash flow positive and that it hopes to quickly reorganize thanks to the support of a restructuring agreement by a holder of a “substantial portion” of its debt.

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

Partnership Distributions. In addition to distributions agreed to by the Partners and subject to any contractual restrictions, including the indenture relating to the Silver Legacy Notes, prior to the occurrence of a “Liquidating Event” the Silver Legacy Joint Venture is required by the Joint Venture Agreement to make distributions to its Partners as follows:

(a) An amount equal to the estimated taxable income of the Silver Legacy Joint Venture allocable to each Partner multiplied by the greater of the maximum marginal income tax rate applicable to individuals for such period or the maximum marginal federal income tax rate applicable to corporations for such period; provided, however, that if the State of Nevada enacts an income tax (including any franchise tax based on income), the applicable tax rate for any tax distributions subsequent to the effective date of such income tax shall be increased by the higher of the maximum marginal individual tax rate or corporate income tax rate imposed by such tax (after reduction for the federal tax benefit for the deduction of state taxes, using the maximum marginal federal, individual or corporate rate, respectively).

(b) Annual distributions of remaining “Net Cash From Operations” as defined in the Joint Venture Agreement in proportion to the Percentage Interests of the Partners.

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

The Managing Partner. The Joint Venture Agreement designates Galleon as the Silver Legacy Joint Venture’s managing partner with responsibility and authority for the day-to-day management of the business affairs of the Silver Legacy Joint Venture, including overseeing the day-to-day operations of Silver Legacy and other Silver Legacy Joint Venture business, preparation of the Silver Legacy Joint Venture’s budgets and implementation of the decisions made by the Partners. In the event Galleon resigns as managing partner, ELLC will have the right and option to become the managing partner. The managing partner is also responsible for the preparation and submission of the Silver Legacy Joint Venture’s annual business plan for review and approval by the Silver Legacy Joint Venture’s executive committee. The executive committee consists of five members, with three members appointed by the managing partner and two members appointed by the other Partner. However, some actions require unanimous approval of the Partners and the Joint Venture Agreement contains certain deadlock breaking protocols.

The Joint Venture Agreement provides that the managing partner shall appoint the general manager, subject to approval of the appointment by the executive committee. Under the terms of the Joint Venture Agreement, the general manager may be removed by ELLC or Galleon upon 30 days written notice. The Joint Venture Agreement also provides that the managing partner shall appoint the other principal senior management of the Silver Legacy Joint Venture and Silver Legacy, subject to approval of such appointments by the executive committee in the case of the general manager, who is the Partnership’s chief executive officer, and the controller, who is the Silver Legacy Joint Venture’s chief financial officer and accounting officer. The Silver Legacy Joint Venture’s senior management performs such functions, duties, and responsibilities as the managing partner may assign, and serves at the direction and pleasure of the managing partner.

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

Unless otherwise agreed by Galleon, Carano or a member of his immediate family acceptable to Galleon, which acceptance may not be unreasonably withheld, or an affiliate controlled by Carano or a member of his immediate family acceptable to Galleon, which acceptance may not be unreasonably withheld, is required to be the manager of and control ELLC (or, if applicable, any entity that is a permitted transferee and to which ELLC has transferred its interest in the Silver Legacy Joint Venture). Unless otherwise agreed by ELLC, which may not be unreasonably withheld, Galleon (or, if applicable, any entity that is a permitted transferee and to which Galleon has transferred its interest in the Silver Legacy Joint Venture) is required to be controlled by Mandalay. In the event the limitation in this paragraph with respect to either Partner is breached, the other Partner will have the right (but not be required) to exercise the buy-sell provisions described below.

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

Business Strategy

Eldorado has an experienced management team that includes Donald L. Carano and several members of his immediate family. Donald L. Carano, the Chief Executive Officer and a member of the Board of Managers of Eldorado, co-founded Eldorado-Reno in 1973 and has been the driving force behind its development. In addition to Donald L. Carano, each of Eldorado’s other senior executives, other than Thomas Reeg, who joined Eldorado in January 2011, has in excess of 25 years of experience in the gaming industry. In addition to their roles in the management of Eldorado, members of the Carano family beneficially own currently approximately 51% of Eldorado.

Eldorado’s business strategy draws upon its extensive gaming management experience gained from successfully operating Eldorado-Reno. Key elements of Eldorado’s strategy include the following:

Personal Service and High Quality Amenities. One of the cornerstones of Eldorado’s business strategy is to provide its customers with an extraordinary level of personal service. Eldorado’s senior management is actively involved in the daily operations of Eldorado-Reno, frequently interacting with hotel, restaurant and gaming patrons to ensure that they are receiving the highest level of personal attention. Eldorado’s management believes that personal service is an integral part of fostering customer loyalty and generating repeat business. Eldorado’s management continually monitors Eldorado’s casino operations to react to changing market conditions and customer demands. Eldorado targets premium-play customers as well as the value-conscious gaming patron with its state-of-the-art casino featuring the latest in game technology, electronic displays and customer-convenient features.

Marketing to Target Gaming Patrons. Eldorado primarily targets the following customer segments of the Reno and Shreveport/Bossier City gaming markets: free and independent travelers, preferred casino customers, convention groups, local patrons and wholesale/specialty and internet groups.

Free and Independent Travelers. This customer segment consists of persons who are not affiliated with travel groups and who make arrangements for their accommodations directly or through independent travel agents. Eldorado’s management targets this segment through advertising efforts, including television and newsprint exposure, emphasizing the exciting atmosphere and high level of relative value offered at our properties. Advertising efforts are directed principally to existing gaming customers of the Reno and Shreveport/Bossier City markets, as well as to experienced gaming customers of Las Vegas and other markets. Additionally, management targets “walk-in” customers to its casinos by utilizing (i) the unique theming of its casinos; (ii) the variety, quality, and attractive pricing of its food and beverage outlets; and, (iii) most notably in Reno, the close proximity to other hotel casinos.

Preferred Casino Customers. Eldorado’s management targets valued gaming customers through an aggressive development program. This program utilizes independent sales representatives to engage in one-on-one sales activities and marketing personnel trained to identify and target these individuals while they patronize our casino facilities. Eldorado also uses television advertisements featuring the elegant image and exciting atmosphere at its properties to target preferred gaming customers. In addition, through specialized entertainment programs and special events, including boxing matches, and by highlighting Eldorado’s quality hotel rooms and suites, excellent restaurant venues, entertainment facilities, amenities and unique attractions, Eldorado’s management seeks to capture a significant portion of the valued gaming business of the Reno and Shreveport/Bossier City markets. Eldorado’s marketing efforts for gaming customers include the provision of complimentary rooms, food and beverages, air transportation and the extension of credit to qualified persons. Eldorado’s rewards programs offer customers exciting special events and tournaments and convenient ways of earning complimentaries.

Convention Groups. Eldorado targets conventioneers and attendees of events in its core markets, depending on Eldorado’s view of their relative propensity for gaming and, in Reno, the timing of the specific events or conventions relative to the historic seasonality of our gaming business. In so doing, Eldorado seek to increase its mid-week occupancies and mitigate the effects of seasonality on their operations. For example, management targets competitors at the National Bowling Stadium in Reno and their guests. Other special events groups are also targeted through invitations to concerts, shows, theme parties, boxing matches and other events.

Local Patrons. Management seeks to attract and retain local customers through frequent promotions that highlight Eldorado’s quality gaming and dining experiences, as well as by being an active supporter of numerous events and organizations in the Reno and Shreveport/Bossier City markets.

Wholesale/Specialty and Internet Groups. The wholesale/specialty segment consists of customers who utilize “packages” to reduce the cost of travel, lodging and entertainment. These packages are produced by wholesalers (such as major airlines) and travel agents, and emphasize mid-week stays. This market segment allows Eldorado to utilize rooms during slower mid-week periods. In addition, internet customers, who are encompassed in this segment, continue to expand as more customers utilize this option for its convenience and in an effort to obtain the most competitive rates.

Strategic Expansion and Improvements. Since opening Eldorado-Reno in 1973, Eldorado has employed a strategy of periodic expansion and improvement in order to maintain and enhance its position as a leader in the Reno market. Continuing this strategy, Eldorado-Reno and Eldorado-Shreveport are constantly updating their facilities in order to maintain their presence as premier hotels in the Reno and Shreveport/Bossier City market areas.

Eldorado’s Nevada Gaming Properties

Eldorado Hotel & Casino (Eldorado-Reno)

The Eldorado-Reno is an 814-room premier hotel, casino and entertainment facility centrally located in downtown Reno. Reno is the second largest metropolitan area in Nevada, with a population of approximately 421,000, and is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 60 miles from South Lake Tahoe, 135 miles east of Sacramento, California and 225 miles east of San Francisco, California. Reno is a destination market that attracts year-round visitation by offering gaming, numerous summer and winter recreational activities and popular special events such as national bowling tournaments.

Eldorado-Reno currently offers:

•	Approximately 76,500 square feet of gaming space, with approximately 1,240 slot machines and 46 table games;

•	814 finely-appointed guest rooms and suites, including 17 specialty suites, 93 “Eldorado Player’s Spa Suites” with bedside spas and 26 one- or two-bedroom penthouse suites;

•	Nationally recognized cuisine which ranges from buffet to gourmet;

•

A 566-seat showroom, a VIP lounge, three retail shops, a versatile 12,400 square foot convention center and an outdoor plaza located diagonal to Eldorado-Reno which hosts a variety of special events; and

•	Parking facilities for over 1,130 vehicles, including a 643-space self-park garage, a 124-space surface parking lot and a 363-space valet parking facility.

The Eldorado-Reno is centrally positioned in the heart of Reno’s prime gaming area and room base and is easily accessible to both foot and vehicular traffic. With three towers, including a 26-story tower that lights up with over 2,000 feet of neon at night, Eldorado-Reno is visible from Interstate 80, attracting visitors to the downtown area and generating interest in the property. Management believes Eldorado-Reno serves as a downtown landmark, situated to attract foot traffic from other casinos as well as from the local populace. In addition, Eldorado-Reno is easily accessible to visitors competing in and attending the various bowling tournaments that are held in the National Bowling Stadium and to visitors attending events in the Reno Event Center and a city-owned downtown ballroom facility, all of which are located just one block away.

Eldorado’s management believes that Eldorado-Reno’s mix of slot machines and table games, including blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, Caribbean stud poker, mini-baccarat, a keno lounge, a races and sport book and a poker room, makes it attractive to both middle-income and premium-play customers. Slot machines, which are offered in denominations from 1 cent to $100, generated approximately 70.6% of Eldorado-Reno’s total gaming revenues in 2011. A diverse selection of table games and a variety of table limits encourage play from a wide range of gaming customers, which management believes makes Eldorado-Reno one of the premier table games casinos in the Reno market.

The interior of the hotel is designed to create a European ambiance where hotel guests enjoy panoramic views of Reno’s skyline and the majestic Sierra Nevada mountain range. Eldorado’s management believes that attention to detail, decor and architecture have created an identifiable and innovative presence in the Reno market for Eldorado-Reno. In 2011 and 2010, Eldorado-Reno achieved average hotel occupancy of 83.4% and 83.0%, respectively. In 2011, Eldorado-Reno achieved an Average Daily Rate (“ADR”) of $63.62 compared with $62.78 in 2010.

The Eldorado-Reno is nationally recognized for its cuisine. Its nine dining venues, which have an aggregate seating capacity of more than 1,400, range from buffet to gourmet and offer high quality food at reasonable prices.

The Eldorado-Reno’s dining venues include the following:

•

Roxy’s, which has a seating capacity of approximately 160, is a Parisian-style bistro, restaurant and bar with contemporary American influences offering French country fare, steaks and seafood along with an extensive wine list;

•	Sushi Sake, located on the patio of Roxy’s, provides sushi and libations in a contemporary Euro-Asian setting with a seating capacity of 46;

•	La Strada features northern Italian cuisine in an Italian countryside villa setting, and has a seating capacity of approximately 164;

•	The Brew Brothers, which has a seating capacity of approximately 190, is the first microbrewery located in a hotel/casino;

•	The Prime Rib Grill, which has a seating capacity of approximately 186, is a spirited, lively steak and seafood house specializing in prime rib and grilled entrees;

•

The Buffet, which was totally remodeled in 2008 and has a seating capacity of approximately 340, offers a 200-foot long buffet with a variety of cuisines, including American, Italian, Chinese, Mexican, Hop Wok grill, a pizza station and salad, fruit and ice cream bars;

•	Tivoli Gardens, which has a seating capacity of approximately 210, offers a 24-hour-a-day restaurant with a menu featuring Asian, Italian, Mexican and classic American cuisines;

•	Pho Mein, which has a seating capacity of approximately 122, is an authentic Asian noodle kitchen featuring an array of Chinese and Vietnamese favorites available for dine in or take out; and

•	Eldorado Coffee Company features the Eldorado-Reno’s freshly roasted on-site blends, offering gourmet coffee and teas.

The Eldorado-Reno’s selection of high-quality food and beverages reflects the Carano family’s emphasis on the dining experience. Eldorado-Reno chefs utilize homemade pasta, carefully chosen imported ingredients, fresh seafood and top quality USDA choice cuts of beef. Throughout the property, beverage offerings include The Brew Brothers microbrewed beers and wines from the Ferrari-Carano Winery.

Silver Legacy Resort Casino (Silvery Legacy)

The Silver Legacy is seamlessly connected to the Eldorado-Reno and is owned and operated by the Silver Legacy Joint Venture, which is 50% owned by ELLC, a 96% owned subsidiary of Resorts.

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

Silver Legacy is situated on two city blocks, encompassing 240,000 square feet in downtown Reno. The hotel currently offers 1,711 guest rooms, including 141 player spa suites, eight penthouse suites and seven hospitality suites. Many of the Silver Legacy’s guest rooms feature views of Reno’s skyline and the Sierra Nevada mountain range. The Silver Legacy’s 10- story parking facility can accommodate approximately 1,760 vehicles. At December 31, 2011, the Silver Legacy’s casino featured approximately 87,300 square feet of gaming space with 1,399 slot machines and 63 table games, including blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, Caribbean stud poker, Baccarat and Pai Gow, a keno lounge and a race and sports book. “Club Legacy,” the Silver Legacy’s slot club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries.

Silver Legacy’s dining options are offered in six venues:

•

Sterling’s Seafood Steakhouse, with a seating capacity of approximately 170, offering the finest in steaks and seafood along with an extensive wine list, tableside desserts and an extravagant Sunday Brunch;

•	Flavors! The Buffet, has a seating capacity of approximately 500;

•	Fairchild’s Oyster Bar, with a seating capacity of approximately 55, offering a comfortable drink and specialized seafood dining;

•	Café Sedona, with a seating capacity of approximately 330, offers an extensive menu that includes American classics and Chinese cuisine 24-hours a day;

•	Fresh Express Food Court, with a seating capacity of approximately 110, offering a range of options including a deli and grill, authentic Asian cuisine and American classics; and

•	Sips Coffee House, situated in the hotel lobby, offers gourmet coffee and teas.

In addition, the hotel sponsors entertainment events which are held in the hotel’s convention area. Silver Legacy’s other amenities include retail shops, exercise and spa facilities, a beauty salon and an outdoor swimming pool and sundeck. A cityowned 50,000 square-foot ballroom facility is operated and managed by Silver Legacy, together with Eldorado Reno and Circus Circus-Reno, and complements the existing Reno Events Center. It provides an elegant venue for large dinner functions and convention meeting space along with concert seating for approximately 3,000 attendees.

Tamarack Junction

Tamarack Crossings, LLC, an unconsolidated investee of Resorts which owns a 21.25% interest therein, owns Tamarack Junction, a small casino in south Reno. Tamarack Junction is situated on approximately 62,000 square feet with approximately 13,230 square feet of gaming space. At December 31, 2011, Tamarack Junction had approximately 465 slot machines, a keno game, a sports book and three themed restaurants. Four members of Tamarack Crossings, LLC, including Resorts and three unaffiliated third parties, manage the business and affairs of the Tamarack Junction. At December 31, 2011 and 2010, Resorts’ financial investment in Tamarack Crossings, LLC was approximately $5.2 million and $5.3 million, respectively. Resorts’ capital contribution to Tamarack Crossings, LLC represents its proportionate share of the total capital contributions of the members. Additional capital contributions of the members, including Resorts, may be required for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings.

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

Popular special events include the National Championship Air Races, the Reno-Tahoe Open PGA tour event, Street Vibrations, a motorcycle event, and Hot August Nights, a vintage car event.

According to the Reno-Sparks Convention & Visitors Authority (the “Visitors Authority”), the greater Reno area attracted approximately 4.3 million and 4.4 million visitors during the years 2011 and 2010, respectively. The following table sets forth certain statistical information for the Reno market for the years 2007 through 2011 as reported by the Reno-Sparks Convention & Visitors Authority and the Nevada State Gaming Control Board.

	The Reno Market
	2011	2010	2009	2008	2007
Gaming Revenues (000’s)(1)	$663,282	$683,940	$715,234	$831,889	$928,512
Gaming Positions(2)(3)	18,140	18,091	19,009	20,217	21,670
Hotel Rooms(2)	15,600	15,398	16,134	15,637	15,292
Average Hotel Occupancy Rate(1)	65.9%	66.1%	64.7%	66.6%	75.4%
Visitors(2)	4,345,141	4,406,276	4,354,423	4,583,298	5,097,591

(1)	For the twelve months ended December 31 for each period shown.
(2)	As of December 31 for each period shown.
(3)	Calculated from information provided by the Nevada State Gaming Control Board.

The National Bowling Stadium, located approximately one block from the Eldorado Reno and Silver Legacy, opened in February 1995. The facility, which features 80 bowling lanes, has been selected to host tournaments for the American Bowling Congress (the “ABC”) and the Women’s International Bowling Congress (the “WIBC”), which has merged with the ABC to form the United States Bowling Congress (the “USBC”), two of every three years through 2018 and is expected to host tournaments for other bowling organizations. Through a one-time agreement, the National Bowling Stadium hosted the USBC Open Tournament in 2011 and will host the USBC Open Tournament in 2014; usually off-years for Reno. The National Bowling Stadium was the site of the WIBC’s National Championship Bowling Tournament in 2009 and was the host of ABC’s National Championship Bowling Tournament in 2010. According to the Visitors Authority, bowling tournaments held at the National Bowling Stadium attract visitors from markets that do not normally contribute substantially to Reno’s visitor profile. The National Bowling Stadium also features a large-screen movie theater, retail space and can be configured to host special events and conventions.

Eldorado’s Louisiana Gaming Property

Eldorado Resort Casino Shreveport (Eldorado-Shreveport)

Eldorado-Shreveport, which is located in Shreveport, Louisiana, the largest gaming market in the state, is a premier resort-casino located adjacent to Interstate 20, a major highway that connects the Shreveport market with the attractive feeder markets of East Texas and Dallas/Fort Worth. Since Eldorado’s acquisition of a majority ownership interest in the property in 2005, management has taken steps to change the property’s theme from its original design and re-position it as a modern, Las Vegas-style resort with a gaming experience that appeals to both local gamers and out-of-town visitors. Eldorado-Reno’s integrated casino and entertainment resort benefits from the following features:

•	A location that positions Eldorado-Shreveport as the first casino that customers reach when driving to Shreveport from its primary feeder markets and the airport;

•

A purpose-built 50,000-square foot barge that houses 30,000 square feet of gaming space, as measured by the actual footprint of the gaming equipment, offering 1,511 slots, 53 table games and a poker room with nine tables;

•	A gaming experience with a land-based feel without the extensive ramping systems of most of Eldorado-Shreveport’s competitors;

•

The premier restaurant and entertainment pavilion in the Shreveport market, featuring a 60-foot high atrium that enables patrons to see the casino floor from almost anywhere in the pavilion, which Eldorado-Shreveport continues to update and refresh;

•	A luxurious 403-room, all-suite, hotel, with updated rooms featuring modern décor and flat screen TVs;

•	Part of the only “cluster” in Eldorado-Shreveports’s market that allows for walkable visits between two gaming facilities with over 900 hotel rooms;

•	A 400-seat ballroom with four breakout rooms, a 6,000-square foot spa, a fitness center and salon, a premium players’ club and an entertainment show room; and

•

Two parking lots and an eight-story parking garage providing approximately 1,900 parking spaces that connects directly to the pavilion by an enclosed walkway, including valet parking for approximately 340 cars.

The casino contains approximately 59,000 square feet of space with approximately 1,500 slot machines, approximately 50 table games and a poker room. The centerpiece of Eldorado-Shreveport is an approximately 170,000 square foot land-based pavilion housing numerous restaurants and entertainment amenities, including a deli and ice cream shop, VIP check-in, a premium quality bar and a retail store. An 85-foot wide seamless entrance connects the casino to the land-based pavilion on all three levels resulting in the feel of a land-based casino.

Eldorado-Shreveport offers award-winning cuisine ranging from fine dining to a sports-themed casual diner. Eldorado-Shreveport’s four dining venues include the following:

•	The Vintage, which has a seating capacity of approximately 140, is a gourmet steakhouse offering 100% USDA prime beef and fresh seafood along with an extensive wine list;

•	The Café, which has a seating capacity of approximately 40, is a self-service deli featuring pre-made sandwiches, fresh pastries, salads, desserts and ice cream;

•	The Market Place Buffet, which has a seating capacity of approximately 325, serves a variety of regional to ethnic dishes, including Mexican, steak and seafood buffet, fresh salads and desserts; and

•

Sportsmans’ Paradise Café, which is located in the pavilion, offers 24-hours-a-day service with a menu featuring omelets and buttermilk pancakes to thick steaks and gourmet burgers as well as a wide variety of southern favorites and Asian cuisine.

The riverboat casino floats in a concrete and steel basin that raises the riverboat nearly 20 feet above the river. The basin virtually eliminates variation in the water height and allows the boat to be permanently moored to the land-based pavilion. The Eldorado-Shreveport’s computerized pumping system is designed to regulate the water level of the basin to a variance of no more than three inches.

Eldorado Shreveport offers three parking facilities, including two parking lots and an eight-story parking garage directly across the street and connected to the pavilion by an enclosed walkway. The three parking facilities provide space for approximately 1,900 cars, including valet parking for approximately 340 cars.

Shreveport/Bossier City Market

Eldorado-Shreveport was built next to an existing riverboat gaming and hotel facility formerly operated by Harrah’s Entertainment and now operated by Boyd Gaming Corporation. The two casinos form the first and only “cluster” in the Shreveport/Bossier City market, allowing patrons to park once and easily walk between the two facilities. There are currently five casinos and a racino operating in the Shreveport/Bossier City market, which is the largest gaming market in Louisiana. The Shreveport/Bossier City gaming market permits continuous dockside gaming without cruising requirements or simulated cruising schedules, allowing casinos to operate 24 hours a day with uninterrupted access. Based on information published by the state of Louisiana, the five casino operators and racing in the Shreveport/Bossier City market generated approximately $732.7 million in gaming revenues in 2011, a decrease of approximately 3.8% from 2010.

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

The following table sets forth certain statistical information for the Shreveport/Bossier City market for the years 2007 through 2011 as reported by the Louisiana Gaming Control Board.

	The Shreveport/Bossier City Market
	2011	2010	2009	2008	2007
Gaming Revenues (000’s)(1)	$732,738	$761,565	$779,653	$847,533	$844,130
Gaming Positions (2)(3)	8,666	8,915	9,000	8,975	8,930
Admissions (000’s) (1)	10,840	11,559	12,002	12,657	13,373

(1)	For the twelve months ended December 31 for each period shown.
(2)	As of December 31 for each period shown.
(3)	Calculated from information provided by the Louisiana Gaming Control Board.

Operations

The primary source of Eldorado’s revenues is its properties’ casinos, although their hotels, restaurants, bars, shops and other services are an important adjunct to the casinos. The following table sets forth the respective contributions to Eldorado’s net revenues on a dollar (in thousands) and percentage basis of the major activities, excluding that of its unconsolidated investees, for each of the two most recent fiscal years ended December 31:

	2011		2010 (3)

Revenues:
Casino(1)	$201,253	78.6%	$203,537	79.9%
Food, Beverage and Entertainment(2)	62,644	24.5%	60,838	23.9%
Hotel(2)	26,547	10.4%	26,291	10.3%
Other(2)	7,025	2.7%	6,360	2.5%

Gross revenues	297,469	116.2%	297,026	116.6%
Less:
Complimentary allowances(2)	(41,397)	(16.2%)	(42,168)	(16.6%)

Net revenues	$256,072	100.0%	$254,858	100.0%

(1)	Casino revenues are the net difference between the sums received as winnings and the sums paid as losses.

(2)	Hotel, food, beverage, entertainment and other include the retail value of services which are provided to casino customers and others on a complimentary basis. Such amounts are then deducted as complimentary allowances to arrive at net revenue.
(3)	Restated as discussed below under “Prior Period Reclassification.”

The net revenues of Eldorado’s unconsolidated investees, the Silver Legacy Joint Venture and Tamarack Crossings LLC, approximate $122.9 and $17.2 million, respectively, for 2011 and $121.5 and $16.8 million, respectively, for 2010. Eldorado accounts for its investments in unconsolidated investees using the equity method of accounting; however, as a result of the elimination of Eldorado’s remaining investment in the Silver Legacy Joint Venture (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations), Eldorado will discontinue the equity method for its investment in the Silver Legacy Joint Venture and will not provide for additional losses until its share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended. Included in Eldorado’s operating income for the years ended December 31, 2011 and 2010, is equity in the net losses of the Silver Legacy Joint Venture (approximately $4.6 million and $4.8 million for 2011 and 2010, respectively) and equity in the net income of Tamarack Crossings, LLC (approximately $0.9 million for both 2011 and 2010).

Seasonality

Hotel/casino operations in the Reno market are subject to seasonal variation, with the strongest operating results generally occurring in the second and third quarters of each year and the weakest results generally occurring during the period from November through February. Variations occur when weather conditions make travel to Reno by visitors from northern California and the Pacific Northwest difficult.

The following table shows Eldorado-Reno’s percentage of gross revenues by quarter for 2011 and 2010 (unaudited):

	2011	2010
First quarter	21.6%	22.6%
Second quarter	27.1%	27.6%
Third quarter	27.1%	26.9%
Fourth quarter	24.2%	22.9%

Total	100.0%	100.0%

Hotel/casino operations in the Shreveport/Bossier City market are subject to slight seasonal variations, with the strongest operating results generally occurring in the first and third quarters of each year and the weakest results generally occurring during the fourth quarter.

The following table shows Eldorado-Shreveport’s percentage of gross revenues by quarter for 2011 and 2010 (unaudited):

	2011	2010
First quarter	25.7%	25.5%
Second quarter	24.6%	24.1%
Third quarter	25.5%	25.9%
Fourth quarter	24.2%	24.5%

Total	100.0%	100.0%

Employees

As of December 31, 2011, there were approximately 1,500 employees at Eldorado-Reno and approximately 1,300 employees at Eldorado-Shreveport. At that date there were approximately 1,836 employees at Silver Legacy. A substantial majority of the employees at each property are non-management personnel. The number of people employed at any time at either of the Reno properties is subject to seasonal fluctuation. None of the employees at Eldorado-Reno, Eldorado-Shreveport or Silver Legacy are covered by a collective bargaining agreement. Eldorado believes that employee relations at Eldorado-Reno, Eldorado-Shreveport and Silver Legacy are excellent.

Competition

The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American reservations and other forms of legalized gaming. There is intense competition among companies in the gaming industry, many of which have significantly greater resources than Eldorado. Certain states have legalized casino gaming and other states may legalize gaming in the future. Legalized casino gaming in these states and on Native American reservations near Eldorado’s markets or changes to gaming laws in states surrounding Nevada could increase competition and could adversely affect Eldorado’s operations. Eldorado also competes to a lesser extent with gaming facilities in other jurisdictions with dockside gaming facilities, state-sponsored lotteries, on-and-off track pari-mutuel wagering, Internet gaming, card clubs, riverboat casinos and other forms of legalized gambling.

Eldorado-Reno and Silver Legacy compete for customers primarily on the basis of location, range and pricing of amenities and overall atmosphere. Of the 29 casinos currently operating in the Reno market, Eldorado-Reno and Silver Legacy compete principally with the six other hotel-casinos that, like Eldorado-Reno and Silver Legacy, each generate at least $36 million in annual gaming revenues. Two existing hotel/casinos completed construction on expansions of their hotels, casinos, restaurants and parking facilities along with various other amenities in 2007 and 2009, respectively. There can be no assurance that any growth in Reno’s current room base or gaming capacity will not adversely affect Eldorado’s financial condition or results of operations. Eldorado-Reno and Silver Legacy also compete with hotel-casinos located in the nearby Lake Tahoe region as well as those in Las Vegas, Nevada. A substantial number of customers travel to both Reno and the Lake Tahoe area during their visits. Consequently, Eldorado believes that Eldorado-Reno’s success as well as that of Silver Legacy is influenced to some degree by the success of the Lake Tahoe market. Eldorado’s management does not anticipate a decline in the popularity of either Reno or Lake Tahoe as tourist destination areas in the foreseeable future. Any such decline could adversely affect the operations of Eldorado-Reno and Silver Legacy.

Land-based, riverboat, or dockside casino gaming (other than that conducted on Native American-owned land) is currently conducted in 14 states and casino gaming on Native American-owned land is conducted in a number of states, including California, Washington, and Oregon. Eldorado’s management believes the Reno market draws over 50% of its visitors from California. In addition to gaming on Native American-owned land, California allows other non-casino style gaming, including pari-mutuel wagering, a state-sponsored lottery, card clubs, bingo, and off-track betting.

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

In September 2008, the Governor of California signed a bill, which was subsequently approved by the Bureau of Indian Affairs, ratifying an amendment to the compact of a tribe located in northern California to increase from 2,000 to 5,000 the number of slot machines that may be operated by this tribe. This tribe opened a casino located 20 miles east of Sacramento in December 2008 that currently offers 2,100 slot machines. The amendment of the compact of this tribe, and new compacts or modifications to existing compacts of other tribes that currently operate or may operate casinos in central or northern California to provide increases in the number of slot machines permitted to be operated, could have a material adverse impact on Eldorado’s operations, depending on the number of such tribes securing new or modified compacts, the number of additional machines permitted and the locations of the properties utilizing the additional machines.

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

We believe the continued growth of Native American gaming establishments, including the addition of hotel rooms and other amenities, could continue to place additional competitive pressure on our operations. While Eldorado cannot predict the extent of any future impact, it could be significant.

Many existing Native American gaming facilities in northern California are modest compared to Reno market casinos such as Eldorado-Reno and Silver Legacy. However, some Native American tribes have established large-scale gaming facilities in California and numerous Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing large-scale hotel and gaming facilities in northern California. Eldorado-Reno and Silver Legacy have experienced a measurable impact on their operations from these northern California facilities, resulting in a negative effect on their overall operating results. While the extent of the future impact cannot be predicted, it could be significant, particularly during periods such as the current economic recession when California residents may be less willing to travel longer distances to enjoy a casino experience. Eldorado’s management believes the greatest impact from Native American gaming establishments to the customer bases at Eldorado-Reno and Silver Legacy is to day-trippers, those patrons whose visit is for one day and does not include an overnight stay. These customers are typically not tracked players, as they tend not to be as loyal a customer as those who visit for more than one day at a time. Day-trippers primarily visit Reno in the second and third quarters when the weather is more favorable.

The competitive impact on Nevada gaming establishments, in general, and Eldorado-Reno and Silver Legacy, in particular, from the continued growth of gaming outside Nevada cannot be determined at this time. However, Eldorado’s management believes that the expansion of casino gaming on Native American lands in California, and to a lesser extent in Washington and Oregon, could have a material adverse effect on Eldorado’s and Silver Legacy’s future operations, depending on the nature, location, and scope of those operations.

The Shreveport/Bossier City gaming market is characterized by intense competition and the market has not grown appreciably since Eldorado-Shreveport opened under its previous owner in December 2000. Eldorado-Shreveport competes directly with four casinos, all of which have operated in the Shreveport/Bossier City market for several years and have established customer bases. In May 2003, an existing racetrack, which had been acquired by one of the existing casinos in the market, opened a temporary gaming facility with approximately 900 slot machines. That racetrack completed construction and opened a new permanent facility accommodating 1,400 slot machines in April 2004. Casino gaming currently is prohibited in several jurisdictions from which the Shreveport/Bossier City market draws customers, primarily Texas. Although casino gaming is currently not permitted in Texas, the Texas legislature has from time to time considered proposals to authorize casino gaming. In July 2003, the Chickasaw Nation opened WinStar Casinos, a Las Vegas-style gaming facility located in Oklahoma approximately 60 miles north of the Dallas/Fort Worth area. In December 2008, the WinStar Casino completed an expansion of its casino space to a total of 519,000 square feet with more than 5,800 electronic gaming devices, numerous table games, 46 poker tables, an 800-seat bingo hall and a 2,500-seat event center. In September 2009, the WinStar Casino opened a 395-room hotel with an organic spa. Other amenities include a golf course and a 200-space RV park and related facilities. The Choctaw Nation operates a casino and hotel facility in Durant, Oklahoma, approximately 75 miles north of the Dallas/Fort Worth area. A major expansion of the Choctaw facility opened in February 2010 which now includes a 330-room hotel and conference center (in addition to its original 100 hotel rooms), several new restaurants, a buffet, concert hall, amphitheater, lounge, spa and RV park. The casino space has been expanded to approximately 4,500 electronic gaming devices, 38 table games, 30 poker tables and an 800-seat bingo hall. Although gaming in Oklahoma is limited by law to Class II-type games, which games have previously been technologically incapable of offering a similar entertainment experience to Eldorado’s Class III-type games, recent innovations have allowed the Class II-type product to compete much more effectively than in the past. In November 2004, voters in Oklahoma approved several ballot initiatives which allow (1) Class II-type games at three Oklahoma racetracks, the closest of which is approximately 200 miles from the Dallas/Fort Worth area; (2) several new electronic gaming devices, including video poker, that are defined as “games of skill” at native-American casinos; and (3) certain “player-pooled” table games such as poker and blackjack at native-American casinos. Since Eldorado-Shreveport draws a significant amount of their customers from the Dallas/Fort Worth area, but are located approximately 190 miles from that area, management believes Eldorado-Shreveport will continue to face increased competition from the WinStar and Choctaw casinos and similar types of facilities.

MESQUITE

Introduction

Effective August 1, 2011, Mesquite Gaming, LLC (“Mesquite”) was formed and created as a successor to Black Gaming, LLC (“Black Gaming”). Mesquite was formed in a reorganization in which Black Gaming contributed all of its assets to Mesquite, which issued to investor parties, in exchange for cash contributions, 100% ownership in Mesquite.

Mesquite is engaged in the casino resort industry in Mesquite, Nevada through its wholly-owned subsidiaries that own and operate the CasaBlanca Resort/Golf/Spa, the Virgin River Hotel/Casino/Bingo, two championship golf courses, a full-service spa, a bowling center, a gun club, restaurants, and banquet and conference facilities. Mesquite also owns the Oasis Resort & Casino, which is currently closed.

Management of Mesquite

Mesquite’s board of managers (the “Mesquite Board”) is currently composed of five managers who are selected from Mesquite’s two Class A Member Groups, the Black Member Group, which selects three Managers, and the Newport Member Group, which selects the remaining two Managers. The current Managers chosen by the Newport Member Group include Timothy T. Janszen,, the Company’s operating manager, and Ryan L. Langdon, one of the Company’s Senior Managing Directors, while the current Managers chosen by the Black Member Group include individuals who were managers of Black Gaming prior to the Mesquite transaction. Under the terms of the Mesquite Operating Agreement, so long as AcquisitionCo remains a Class A Member of Mesquite, it may change its respective representatives on the Mesquite Board from time to time by notice to Mesquite. Any manager of Mesquite may be removed from office with cause upon a vote of at least two-thirds (2/3) of Mesquite’s Class A Membership interests.

Subject to the limitations described below, and except as otherwise delegated to Mesquite’s Chairman (the “Chairman”),Chief Executive Officer (the “Mesquite CEO”), Chief Operating Officer (the “Mesquite COO”), or Chief Financial Officer (the “Mesquite CFO”), the Mesquite Board has control over the management of the business and affairs of Mesquite. Each manager has one vote and actions of the Mesquite Board generally require a majority vote of the managers. The members of the Mesquite Board are required to be licensed or found suitable by the relevant Nevada gaming authorities in order to engage in the management of Mesquite. For further information about these licensing and suitability requirements, see “Laws and Regulations” below.

The Mesquite CEO is given the general powers and duties of management usually vested in the chief executive officer of a corporation along with such other powers and duties as may be prescribed by the Mesquite Board or the Mesquite Operating Agreement, including the supervision, direction and control of the day-to-day business and affairs of Mesquite. In addition to this general authority, the Mesquite CEO may execute with the Mesquite Chairman (the “Chairman”) or any other officer of Mesquite authorized by the Managers, such documents and instruments as may have been authorized by resolution of the Managers, except such documents and instruments, the signing or execution of which has been expressly delegated or reserved by the Mesquite Operating Agreement or the Managers to some other officer or agent of Mesquite, or as shall be required by law to be otherwise executed.

Under the Mesquite Operating Agreement, the Mesquite Board and the Mesquite CEO have the right if, as and when they deem necessary or appropriate on behalf of Mesquite, subject to the terms and conditions of the Mesquite Operating Agreement, to do the following:

•	Mortgage, finance, refinance, sell, convey, assign, lease, transfer, exchange or otherwise dispose of or encumber Mesquite property, whether real or personal;

•

Borrow money (whether from a Member or an unrelated party), issue evidence of indebtedness and secure the same by mortgage, deed of trust, security agreement, pledge, assignment or other lien or security interest;

•

Enter into, sign on behalf of Mesquite and perform contracts and agreements of any kind or nature necessary or desirable for (i) the acquisition, financing, management, subdivision, development, improvement, lease, rental, operation and/or division of real property, (ii) the erection of buildings and other improvements on real property and/or (iii) the demolition or refurbishing of improvements, including contracts and agreements with any Member or Manager and/or any principal or affiliate of any Member or Manager;

•	Invest Mesquite funds and do all acts which they deem necessary or appropriate for the protection and preservation of Mesquite assets;

•

Pay Mesquite obligations, including tax obligations, and appeal, compromise or settle, and institute, prosecute and defend any and all decisions, actions or claims in favor of or against Mesquite or relating to its business;

•

Enter into and execute on behalf of Mesquite any and all documents or instruments of any kind which they deem appropriate in exercising their authority under the provisions of the Mesquite Operating Agreement and/or carrying out the purposes of Mesquite, including, without limiting the foregoing, powers of attorney, joint venture and partnership agreements, limited-liability company operating agreements, management agreements, leases, rental agreements, construction contracts, architectural contracts, engineering contracts, sale contracts, escrow instructions, easements, covenants, conditions, restrictions, deeds, development agreements, deeds of trust, promissory notes, security agreements, assignments of rents and leases and Uniform Commercial Code financing statements, advertising agreements, insuring agreements and maintenance contracts;

•	Exercise such further powers and to do such other acts as are necessary or appropriate in carrying out their rights and duties under the Mesquite Operating Agreement;

•

Rent and lease real and personal Mesquite property and rent and lease real and personal property of others for the benefit of Mesquite on such terms and conditions and for such periods as they deem to be in the best interest of Mesquite;

•

Make elections to cause the basis of Mesquite property to be adjusted for federal income tax purposes in the event of a transfer or assignment of a Member’s interest by a Member, the death of a Member or the distribution of any property of Mesquite to a Member;

•

Exercise any and all rights of Mesquite incident to the ownership by Mesquite of stock, a venture interest, member’s interest, partnership interest, beneficial or trustee interest or other interest in any business enterprise or entity, including the right to attend meetings, vote and give consent or approval;

•

Apply and petition with government agencies, departments and entities for master plan and general plan amendments, rezoning, use permits, variances, vacations, subdivisions, condition waivers, design review approvals, building permits and other similar licenses and approvals related to property; and

•	Execute and deliver easements, rights of entry and right-of-way dedications relative to property;

Without the affirmative vote or written consent of at least four (4) of Mesquite’s Managers and Class A Members holding Eligible Units totaling at least two-thirds (2/3) of the Eligible Units held by all Class A Members, neither the Mesquite Board nor the Mesquite CEO has the right to do any of the following:

•	Admit additional Members to Mesquite other than a substituted Member for an existing Member or pursuant to exercise of Warrants;

•	Sell, transfer, convey or encumber all or substantially all Mesquite property;

•	Incur an indebtedness obligation or series of related indebtedness obligations, whether directly by Mesquite or through any of its subsidiaries, in excess of three million dollars ($3,000,000);

•	Enter into any transaction or series of related transactions for the purchase or sale of assets by Mesquite or any of its subsidiaries in which the purchase or sale price exceeds $3,000,000;

•	Issue additional Units or warrants other than the Warrants and Units issued pursuant to the Warrants;

•	Merger Mesquite with or into any other entity;

•	Any distributions made pursuant to the provisions of Section 5.4 of the Mesquite Operating Agreement;

•	Merger of any subsidiary of Mesquite with or into any entity other than Mesquite or another wholly-owned subsidiary of Mesquite;

•	Issue additional equity interests in any subsidiary of Mesquite to a party other than Mesquite or a wholly-owned subsidiary of Mesquite; or

•	Transfer any equity interest in any subsidiary of Mesquite to a party other than Mesquite or a wholly-owned subsidiary of Mesquite.

Business Strategy

Mesquite’s operating strategy emphasizes attracting and retaining customers primarily from the Utah, Las Vegas and Mesquite markets and, to a lesser extent, out-of-town visitors traveling through Mesquite on I-15. Mesquite’s properties attract customers through:

•	Innovative, frequent and high-profile promotional programs directed towards the Utah, Las Vegas and Mesquite markets;

•	Offering Mesquite’s customers the latest in technology;

•	Focused marketing efforts targeting Mesquite’s extensive customer database; and

•	The development of strong relationships with Mesquite’s current customers, along with efforts to build relationships with potential new customers.

Providing a High-Value Experience. Because Mesquite targets repeat customers, it’s committed to providing a high-value entertainment experience for the customers in its restaurants, hotels, casinos and other amenities. Mesquite believes that the value offered by the restaurants at each of its casino properties is a major factor in attracting local gaming customers, as dining is a primary motivation for casino visits by many locals. Through its restaurants, each of which has a distinct style of cuisine, Mesquite’s casino properties offer generous portions of high-quality food at reasonable prices. Mesquite’s operating strategy focuses on slot and video poker machine play. Its target market consists of frequent gaming patrons who seek a friendly atmosphere and convenience. Because locals and repeat visitors demand variety and quality in their slot and video poker machine play, Mesquite offers the latest in slot and video poker technology at its casino properties. As part of its commitment to providing a quality entertainment experience for its patrons, Mesquite is dedicated to ensuring a high level of customer satisfaction and loyalty by providing attentive customer service in a friendly, casual atmosphere.

Marketing and Promotion. Mesquite employs an innovative marketing strategy that utilizes frequent high-profile promotional programs in order to attract customers and establish a high level of name recognition. In addition to advertising through television, radio and newspaper, Mesquite has created new branded promotions, such as its Lot-A-Bucks product and cash incentive promotions.

Mesquite’s player rewards program allows guests to earn points based on their level of gaming activity. Participants in the program can redeem points at any of Mesquite’s properties for cash and complimentary slot play, food, beverage, hotel rooms, merchandise, golf rounds and spa services.

Mesquite is heavily focused on using cutting-edge technology to drive customer traffic with the latest products for slots, bingo and keno. Mesquite believes that these products create sustainable competitive advantages and will continue to distinguish it from its competition.

Mesquite’s management endeavors to instill among its employees a sense of loyalty. Toward this end, Mesquite’s management takes a hands-on approach through active and direct involvement with employees at all levels. Mesquite’s management believes that it has very good employee relations.

Mesquite Gaming Properties

Virgin River Hotel/Casino/Bingo

The Virgin River Hotel & Casino (the “Virgin River”) has 717 guest rooms (includes six suites) and a 36,000 square-foot casino with approximately 836 video poker and slot machines, 16 table games, a full service race and sports book, a 183-seat bingo parlor and keno. The Virgin River offers various resort and entertainment amenities, including swimming pools and hot tubs, a 24-lane state-of-the art bowling center, an arcade and a lounge for entertainment and dancing. In addition, the Virgin River offers several affordable dining options, including a 182-seat 24-hour restaurant, the Chuckwagon, and a 178-seat buffet restaurant, Sierra’s Buffet, which has been voted the #1 buffet in Mesquite on multiple occasions. The Virgin River is situated on an approximately 32-acre site, with a parking lot that has a capacity for approximately 1,650 cars.

CasaBlanca Resort/Golf/Spa

The CasaBlance Resort & Casino (the “CasaBlanca”) includes a hotel with approximately 472 tower rooms (including 24 suites) and 24 timeshare units and a casino with approximately 27,000 square feet of space. The casino offers approximately 812 video poker and slot machines, 24 table games, a full service race and sports book, lounge entertainment and dancing. The CasaBlanca offers various resort and entertainment amenities, including a golf club, a full service spa, tennis courts, a lagoon swimming pool with a waterfall and slide, a hot tub, a sand volleyball court and an arcade. In addition, the CasaBlanca offers the Smorgasbord Buffett, a 320-seat buffet restaurant, The Fez, a 180-seat 24-hour café, Katherine’s, a 136-seat fine dining restaurant, an ice cream parlor, a gift shop and a 10,000 square-foot banquet and conference facility and a 500-seat showroom. The CasaBlanca, situated on approximately 43 acres, has a parking lot with a capacity for approximately 1,940 cars as well as a 45-unit full service R.V. park. Approximately one mile from the CasaBlanca, situated on a 221-acre site, is the CasaBlanca Golf Club featuring an 18-hole, 7,011 yard championship course. The land on which the golf club is located is leased pursuant to a 99-year lease that expires in June 2094.

Oasis Hotel & Casino

Prior to December 5, 2008, the Oasis Hotel & Casino (the “Oasis”) was a full-service entertainment and resort destination with approximately 900 rooms. Due to deteriorating economic conditions, on December 5, 2008, operations at the Oasis were significantly reduced. Under the initially reduced operations, the Oasis offered 144 video poker and slot machines, as well as various resort and entertainment amenities, including golf at the Palm Golf Course, swimming pools and hot tubs, tennis courts, an arcade, a go-kart track, and a miniature golf range. Due to the continued deterioration of economic conditions, in May 2009, the Oasis further reduced operations to 16 video poker and slot machines, the minimum number of machines required to maintain the requisite gaming approvals needed to operate this property’s casino, golf course operations and some of the hotel facilities used to accommodate overflow from the other hotels. The Oasis is situated on an approximately 26-acre site, containing a parking lot with a capacity for approximately 1,800 cars as well as an 80 unit R.V. park. Approximately four miles from the Oasis is the Palms Golf Course featuring an 18-hole, 7,008 yard championship course. The Palms Golf Course straddles the Nevada/Arizona border and is situated on a 256-acre site, of which 180 acres are leased from the State of Arizona pursuant to a lease that expires in May 2015. Though no official date has been set, Black Gaming has a plan in place for the demolition of the casino and some of its 900 rooms.

Virgin River Convention Center

The Virgin River Convention Center, situated on an approximately 14-acre site, has approximately 12,000 square feet of meeting space and 210 hotel rooms. The Virgin River Convention Center is currently used as a special event facility and for overflow hotel traffic from the other properties.

Oasis Ranch and Gun Club

The Oasis Ranch and Gun Club encompass over 1,000 acres of farmland, game pasture, and river bottom. Operations were suspended indefinitely at the club on November 22, 2010 due to the economic downturn in the region.

Mesquite Market

Mesquite has a population of approximately 15,300 according to the most recently available census data, and is located in the Virgin River Valley adjacent to the Arizona state line and 80 miles northeast of Las Vegas along Interstate 15. Mesquite is a market that attracts both “drive-in” visitors and visitors who are passing through on their way to other destinations by offering gaming as well as numerous other summer and winter recreational activities. In addition to gaming, the Mesquite area features national parks and forests, mountains and lakes and offers year-round opportunities for outdoor activities of all types.

The Mesquite area enjoys relatively mild weather, with abundant sunshine throughout the year and low humidity. Mesquite’s annual snowfall is modest, although heavier snowfall in the mountain passes around Mesquite does occur. Considered by many to be a golfer’s paradise, Mesquite has seven championship courses including the nationally-ranked Wolf Creek Golf Club and the new Conestoga Golf Club which opened to the public in 2010. The RE/MAX World Long Drive Championships, along with additional Long Drivers of America events, are held annually at the Mesquite Sports and Event Complex. Mesquite also offers world-class mountain biking, ATVing and hiking trails, nature tours, sky diving, and more. According to the Las Vegas Convention and Visitors Authority (the “Visitors Authority”), the Mesquite area attracted an estimated one million visitors for the twelve months ended December 31, 2011.

The following table sets forth certain statistical information for the Mesquite market for the years 2007 through 2011 as reported by the Visitors Authority, the Nevada Commission on Tourism and the Nevada State Gaming Control Board.

	The Mesquite Market
	2011	2010	2009	2008	2007
Gaming Revenues (000’s)(1)	$116,954	$115,773	$120,107	$143,961	$163,661
Gaming Positions(2)(3)	2,973	2,977	2,987	3,547	3,419
Hotel Rooms(2)	1,763	1,767	1,790	1,981	2,729
Average Hotel Occupancy Rate(1)	78.4%	80.2%	83.3%	78.3%	85.1%
Visitors(2)	981,541	995,120	1,076,162	1,450,314	1,620,804

(1)	For the twelve months ended December 31 for each period shown.
(2)	As of December 31 for each period shown.
(3)	Calculated from information provided by the Nevada State Gaming Control Board.

Competition

General. Mesquite faces competition in the market in which its gaming facilities are located as well as in or near any geographic area from which it attracts or expects to attract a significant number of its customers. As a result, Mesquite’s casino properties face direct competition from all other casinos and hotels in the Las Vegas, Nevada region and the Wendover, Nevada region as well as the California gaming market.

Many of Mesquite’s competitors have significantly greater name recognition and financial, marketing and other resources than Mesquite has. Mesquite also competes, to some extent, with other forms of gaming on both a local and national level, including state-sponsored lotteries, internet gaming, on- and off-track wagering and card parlors. The recent and continued expansion of legalized casino gaming to new jurisdictions throughout the United States has increased competition faced by Mesquite and will continue to do so in the future. Additionally, if gaming were legalized or expanded in jurisdictions near Mesquite’s properties or any geographic area from which it expects to attract a significant number of its customers, Mesquite could face additional competition which could have a material adverse impact on its business, financial condition and results of operations. There can be no assurance that Mesquite will be able to continue to compete successfully in its existing markets or that it will be able to compete successfully against any such future competition.

Mesquite, Nevada. There are four hotel-casinos in Mesquite, Nevada, three of which are owned by Mesquite. Mesquite suspended operations at one of its hotel-casinos, the Oasis, on June 30, 2009 and surrendered its gaming license related to that property. Mesquite continues to use the hotel rooms, RV Park and timeshares at the Oasis. As of December 31, 2011 there were approximately 2,000 hotel rooms in Mesquite, Nevada, 1,600 of which are owned by Mesquite. Within the four hotel-casinos there are nine dining options, seven of which are located at Mesquite properties. Mesquite also competes with free standing dining facilities in Mesquite, Nevada. The only other licensed resort gaming facility in Mesquite is the Eureka Casino Hotel (the “Eureka”). Mesquite believes that the hotel casinos are sufficiently distinct and diversified such that each property caters to a different type of clientele. For instance, the CasaBlanca, which contains a spacious casino floor and a tower hotel, appeals to the customer who seeks to enjoy a mega resort type experience that is away from the hustle and bustle of Las Vegas. On the other hand, the Virgin River caters to the local Mesquite customer who is more likely to be attracted by the intimate gaming atmosphere and amenities such as a bowling alley. With 210 rooms and 3 dining facilities, Mesquite believes that the Eureka targets the local Mesquite customer and competes directly with the Virgin River. There is no limit on the number of gaming licenses that may be granted in Mesquite or in some of the other gaming markets in which Mesquite competes. In particular, other than zoning limitations and licensing requirements of the City of Mesquite, there are no restrictions on additional casinos being constructed and opened in Mesquite, including by competitors that may have greater financial and other resources than Mesquite does.

Las Vegas, Nevada. Many of Mesquite’s competitors in the Las Vegas market have significantly greater name recognition and financial, marketing and other resources than does Mesquite. However, Mesquite’s focus on providing value-oriented amenities with a quality casino experience attracts many Las Vegas locals who want to enjoy a weekend getaway. In response to the recent economic downturn and increased inventory, many properties in the Las Vegas market have significantly reduced their room rates, which has made it more difficult for Mesquite to compete with those properties.

West Wendover, Nevada. West Wendover, Nevada is located on the eastern border of Nevada in Elko County. The city is contiguous with Wendover, Utah and is approximately 120 miles west of Salt Lake City, Utah, less than half the distance between Mesquite and Salt Lake City, Utah. According to the Nevada State Gaming Control Board, the West Wendover casinos collectively contain approximately 3,800 slot machines and 160 games and tables as of December 31, 2011. Mesquite competes with these casinos for gaming customers located in Salt Lake City, Utah and the outlying areas. Nonetheless, Mesquite believes that its more favorable climate and more attractive amenities give it a competitive advantage. In West Wendover, during September through December, the average number of days with precipitation ranges from five to nine days with temperatures ranging from 38 to 58 degrees Fahrenheit. Mesquite, on the other hand, has on average three to four days of precipitation with temperatures ranging from 48 to approximately 72 degrees Fahrenheit during the same period.

California Gaming Market. Reference is made to the discussion appearing under “ELDORADO – Competition” regarding the development of Native American casinos in the state of California.

Operations

The primary source of Mesquite’s revenues is its properties’ casinos, although their hotels, restaurants, bars, shops and other services are an important adjunct to the casinos. The following table sets forth the respective contributions to Mesquite’s net revenues on a dollar (in thousands) and percentage basis of the major activities at Mesquite’s properties for each of the two most recent fiscal years ended December 31:

	2011					2010
	Successor	Predecessor		Combined		Predecessor
	Five Months Ended Dec. 31, 2011	One Day Ended Aug. 1, 2011	Seven Months Ended July 31, 2011	Twelve Months Ended Dec. 31, 2011
Revenues:
Casino(1)	$25,218	$—	$38,996	$64,214	65.4%	$63,051	64.1%
Food, Beverage and Entertainment(2)	9,752	—	14,537	24,289	24.7%	23,273	23.6%
Hotel(2)	7,260	—	12,064	19,324	19.7%	20,185	20.5%
Other(2)	3,157	—	6,291	9,448	9.6%	9,941	10.1%

Gross revenues	45,387	—	71,888	117,275	119.4%	116,450	108.3%
Less:
Promotional allowances(2)	(7,956)	—	(11,103)	(19,059)	(19.4%)	(18,036)	(18.3%)

Net revenues	$37,431	$—	$60,785	$98,216	100.0%	$98,414	100.0%

(1)	Casino revenues are the net difference between the sums received as winnings and the sums paid as losses.
(2)	Hotel, food, beverage, entertainment and other include the retail value of services which are provided to casino customers and others on a complimentary basis. Such amounts are then deducted as promotional allowances to arrive at net revenue.

Seasonality

Mesquite’s results of operations tend to be highly seasonal in nature. During the year ended December 31, 2011, approximately 54% of its operating income (less depreciation and amortization and other non-cash items) was generated in the first quarter and approximately 39% was generated in the second quarter with the remainder being generated during the final half of the year.

Employees

As of December 31, 2011, Mesquite employed approximately 1,630 employees, none of whom are covered by a collective bargaining agreement. Mesquite believes that its relationship with its employees is good.

LAWS AND REGULATIONS

Gaming Regulation Overview

Eldorado and Mesquite and their operations are subject to extensive regulation under laws, rules and supervisory procedures primarily in the jurisdictions where their facilities are located or docked. If additional gaming regulations are adopted in Nevada or Louisiana where their operations are conducted, those regulations could impose additional restrictions or costs that could have a significant adverse effect on those operations. From time to time, various proposals have been introduced in the legislatures of the two jurisdictions in which Eldorado and Mesquite conduct operations which, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and those operations. We do not know whether or when such legislation will be enacted. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees could adversely affect Resorts’ and its subsidiaries’ operations.

Some jurisdictions, including Nevada and Louisiana, empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and require licensees to file periodic reports regarding those gaming activities. Violations of gaming laws or regulations in one jurisdiction could result in disciplinary action in other jurisdictions.

Under provisions of gaming laws in jurisdictions in which Eldorado and Mesquite have operations, and under their organizational documents, certain of their securities are subject to restrictions on ownership which may be imposed by specified governmental authorities. The restrictions may require a holder of those securities to dispose of the securities or, if the holder refuses, or is unable, to dispose of the securities, the issuer may be required to repurchase the securities.

NGA has been approved by the Nevada and Louisiana gaming authorities to hold equity interests in Eldorado and Mesquite and is subject to extensive ongoing regulation by the gaming authorities of these jurisdictions.

Nevada Regulation and Licensing

The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act (the “Nevada Act”) and regulations promulgated thereunder and to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the Nevada State Gaming Control Board (the “Nevada Board”) and various local governmental authorities (collectively, the “Nevada Gaming Authorities”).

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

Changes in these regulations and procedures could have an adverse effect on gaming operations at Nevada casinos, including those of Eldorado and Mesquite.

Resorts, which owns and operates Eldorado-Reno, and Mesquite, which owns and operates Virgin River and CasaBlanca, are licensed by the Nevada Gaming Authorities as corporate licensees (“Corporate Licensees”) under the terms of the Nevada Act. Resorts is also registered with the Nevada Commission as a holding company in connection with its 96% interest in Eldorado Limited Liability Company, a 50% joint venture partner in Silver Legacy, and as a manager and member of Tamarack Junction. Each of Eldorado-Reno, Silver Legacy, Tamarack Junction, Virgin River and CasaBlanca are licensed as non-restricted (casino) gaming operations under Nevada law. No person may become a member of, or receive any percentage of the profits from, Eldorado or Mesquite without first obtaining licenses and approvals from the Nevada Gaming Authorities. All of the members of Eldorado and Mesquite have obtained the licenses and approvals necessary to own their respective interests in Eldorado and Mesquite, respectively. Eldorado and its affiliated entities have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities at Eldorado-Reno and to own its interests in ELLC, a joint venture partner in Silver Legacy, and its interests in Tamarack Junction. Likewise, Mesquite and its affiliated entities have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities at Virgin River and CasaBlanca and to own its interests in VRCC, LLC and C & HRV, LLC.

Prior to the closing of the Resorts Transaction, NGA and its affiliated entities and controlling persons obtained certain approvals from the Nevada Gaming Authorities. These approvals included the following:

•	NGA was registered as a publicly traded corporation as that term is defined by the Nevada Act,

•	NGA, VoteCo, Blocker, and AcquisitionCo were registered as holding or intermediary companies and were found suitable in such capacities, and

•	The VoteCo equityholders were licensed as members and managers, as applicable, of VoteCo and found suitable as controlling managers, as applicable, of NGA, Blocker, and AcquisitionCo.

In addition, the Nevada Commission issued a variety of approvals in connection with the Resorts Transaction, including:

•	Approval of the disposition of the Resorts 3% equity interest by Carano to AcquisitionCo; and

•	Approval of the issuance of the 14.47% new membership interest by Resorts and transfer of the interest to AcquisitionCo.

Similarly, prior to the closing of the Mesquite Acquistion, NGA and its affiliated entities and controlling persons obtained certain approvals from the Nevada Gaming Authorities including, among others:

•	NGA was confirmed as being registered as a publicly traded corporation as that term is defined by the Nevada Act,

•	NGA, VoteCo, Blocker, and AcquisitionCo were confirmed as being registered as holding or intermediary companies and were found suitable in such capacities, and

•

The VoteCo equityholders were confirmed as being licensed as members and managers, as applicable, of VoteCo and found suitable as controlling managers, as applicable, of NGA, Blocker, and AcquisitionCo.

The Nevada Gaming Authorities have found NGA, VoteCo, Blocker and AcquisitionCo and each such company’s respective members and managers suitable in connection with the interests held in Eldorado and Mesquite. While the direct and indirect holders of Class B Membership Units of NGA are not mandatorily required to be found suitable in connection with NGA’s holdings in Eldorado and Mesquite, they remain subject to the discretionary authority of the Nevada Commission and can be required to file an application and have their suitability determined, or to dispose of their investment in NGA.

NGA has been approved to be registered by the Nevada Commission as a “publicly traded corporation” as that term is defined in the Nevada Act. NGA is deemed a publicly traded corporation under the Nevada Act because its Class A Units are registered under the Securities Exchange Act of 1934 and NGA is accordingly required to file periodic reports pursuant to that Act. There is currently only one Class A Unit issued and outstanding and it is not currently anticipated that any of NGA’s membership units or any other securities of NGA will be listed for trading or trade with any frequency.

No person may become a stockholder or member of, or receive any percentage of the profits of, an intermediary or holding company or gaming licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with NGA or its affiliates to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Certain of the officers, managers and key employees of Eldorado, Mesquite, NGA, VoteCo, Blocker and AcquisitionCo have been or may be required to file applications with the Nevada Gaming Authorities and are or may be required to be licensed or found suitable by the Nevada Gaming Authorities in connection with the Resorts and Mesquite Transactions. The Nevada Gaming Authorities may deny any application for licensing for any reason which they deem appropriate. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the authority to disapprove changes in a corporate position.

If the Nevada Gaming Authorities were to find an officer, manager or key employee of Eldorado, Mesquite, NGA, VoteCo, Blocker or AcquisitionCo unsuitable for licensing or unsuitable to continue having a continuing relationship with any of these entities, the companies involved would have to sever all relationships with such person. The Nevada Gaming Authorities may deny an application for any cause which they deem reasonable. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

If it were determined that the Nevada Act was violated by Eldorado, Mesquite, NGA, VoteCo, Blocker or AcquisitionCo, the gaming licenses and approvals they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, any such violation and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act or of the regulations of the Nevada Commission, at the discretion of the Nevada Commission. Furthermore, the Nevada Commission could appoint a supervisor to operate Eldorado and Mesquite’s Nevada operations and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) impact Eldorado and Mesquites casino revenues and cause NGA to suffer financial loss.

The Second Revised Order of Registration issued on July 28, 2011 by the Nevada Commission in connection with the Company’s holdings in Eldorado and Mesquite (the “Order of Registration”) contains certain conditions, including conditions that (1) prohibit VoteCo, InvestCo or their respective affiliates from selling, assigning, transferring, pledging or otherwise disposing of Class A Membership Units or Class B Membership Units of Eldorado or Mesquite or any other security convertible into or exchangeable for Class A Membership Units or Class B Membership Units of Eldorado or Mesquite, without the prior approval of the Nevada Commission, and (2) prohibit NGA from declaring cash dividends or distributions on any class of membership unit of NGA beneficially owned in whole or in part by InvestCo, VoteCo, or their respective affiliates, without the prior approval of the Nevada Commission.

The Order of Registration also requires NGA, VoteCo, Blocker and AcquisitionCo to submit detailed financial and operating reports to the Nevada Gaming Authorities on an ongoing basis. Substantially all material loans, leases, sales of securities and similar financing transactions by NGA, VoteCo, Blocker and AcquisitionCo must be reported to, and in some cases approved by, the Nevada Commission.

Regardless of the number of shares held, any beneficial holder of voting securities issued by NGA may be required to file an application, be investigated and have that person’s suitability as a beneficial holder of voting securities determined if the Nevada Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial holder of such voting securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information, including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

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

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner of equity securities if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the equity securities of a publicly traded corporation registered with the Nevada Commission beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. NGA is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a member or hold a voting security or other equity security issued by NGA or to have any other relationship with NGA, NGA:

•	Pays that person any dividend or interest with respect to voting securities of NGA,

•	Allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person,

•	Pays remuneration in any form to that person for services rendered or otherwise, or

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

NGA may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds derived from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes.

Changes in control of NGA through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby the person obtains control, may not occur without the prior approval of the Nevada Commission. Entities and person seeking to acquire control of a registered publicly traded corporation must satisfy the Nevada Commission with respect to a variety of stringent standards prior to assuming control of such corporation. The Nevada Commission may also require controlling stockholders, members, partners, officers, directors and other persons having an ownership interest in or a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

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

The Riverboat Act states, among other things that certain of the policies of the State of Louisiana are to:

1.	Develop a historic riverboat industry that will assist in the growth of the tourism market;

2.	License and supervise the riverboat industry from the period of construction through actual operation;

3.	Regulate the operators, manufacturers, suppliers and distributors of gaming devices; and

4.	License all entities involved in the riverboat gaming industry.

The Riverboat Act makes it clear, however, that no holder of a license or permit possesses any vested interest in such license or permit and that the license or permit may be revoked at any time.

In a special session held in April 1996, the Louisiana Legislature passed the Louisiana Gaming Control Act, or the Gaming Control Act, which created the Louisiana Gaming Control Board, or the Gaming Control Board. Pursuant to the Gaming Control Act, all of the regulatory authority, control and jurisdiction of licensing for riverboats were transferred to the Gaming Control Board. The Gaming Control Board is made up of nine members and two ex-officio members (the Secretary of Revenue and Taxation and the Superintendent of the Louisiana State Police). It is domiciled in Baton Rouge and regulates riverboat gaming, the land-based casino in New Orleans, racetrack slot facilities and video poker. The Attorney General acts as legal counsel to the Gaming Control Board. Any material alteration in the method whereby riverboat gaming is regulated in the State of Louisiana could have an adverse effect on the operations of Eldorado-Shreveport.

The Louisiana Legislature also passed legislation requiring each parish (county) where riverboat gaming is currently authorized to hold an election in order for the voters to decide whether riverboat gaming will remain legal in that parish. Eldorado-Shreveport is located in Caddo Parish, Louisiana, which approved riverboat gaming at the special election held on November 6, 1996.

The Riverboat Act approved the conduct of gaming activities on riverboats, in accordance with the Riverboat Act, on twelve separate waterways in Louisiana. The Riverboat Act allows the Gaming Control Board to issue up to fifteen licenses to operate riverboat gaming projects within the state, with no more than six in any one parish. There are presently fifteen licenses issued and thirteen riverboats currently operating. Two riverboats in other areas of the State are not operational; however, they are being developed. Pursuant to the Riverboat Act and the regulations promulgated thereunder, each applicant which desired to operate a riverboat casino in Louisiana was required to file a number of separate applications for a Certificate of Preliminary Approval, all necessary gaming licenses, and a Certificate of Final Approval. No final Certificate was issued without all necessary and property certificates from all regulatory agencies, including the U.S. Coast Guard, the U.S. Army Corps of Engineers, local port authorities and local levee authorities.

Eldorado-Shreveport, as operated by Eldorado subsidiaries, received its license and related approvals in July 2005 and renewed the license in 2009. This license is subject to periodic renewal and is subject to certain general operational conditions. The property was formerly operated and licensed as the Hollywood Casino Shreveport.

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

Pursuant to the regulations promulgated by the Gaming Control Board, all licensees are required to inform the Gaming Control Board of all debt, credit, financing and loan transactions, including the identity of debt holders and in some cases prior approval from the Gaming Control Board is required prior to entering into any such debt transactions. Eldorado and its subsidiaries that own Eldorado-Shreveport are subject to these regulations. In addition, the Gaming Control Board, in its sole discretion, may require the holders of such debt securities to file applications and obtain suitability certificates from the Gaming Control Board. Additionally, if the Gaming Control Board finds that any holder exercises a material influence over the gaming operations, a suitability finding will be required. If the Gaming Control Board determines that a person is unsuitable to own such a security or to hold such indebtedness, the Gaming Control Board may propose any action which it determines proper and necessary to protect the public interest, including the suspension or revocation of the license. The Gaming Control Board may also, under the penalty of revocation of license, issue a condition of disqualification naming the person(s) and declaring that such person(s) may not:

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

Other Laws and Regulations

The sale of alcoholic beverages at Eldorado-Reno, Eldorado-Shreveport, Silver Legacy, Virgin River, CasaBlanca and Oasis are subject to licensing, control and regulation by applicable local regulatory agencies. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any license, and any disciplinary action could, and revocation would, have a material adverse effect upon Eldorado’s operations.

Eldorado-Reno, Eldorado-Shreveport, Silver Legacy, Virgin River, CasaBlanca and Oasis are subject to extensive state and local regulations and, on a periodic basis, they must obtain various licenses and permits, including those required to sell alcoholic beverages. Eldorado and Mesquite believe that they and their subsidiaries have obtained all required licenses and permits and that their business, which is conducted through their subsidiaries, is conducted in substantial compliance with applicable laws.

Environmental Matters

Eldorado

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

In addition to the annual assessments referred to above, Resorts has expended approximately $0.9 million in connection with environmental matters from January 1, 1993 through December 31, 2011, of which expenditures were less than $1,000 during each of 2011 and 2010 and less than $5,000 during 2009.

Mesquite

Mesquite is subject to various federal, state and local environmental laws, ordinances and regulations, including those governing discharges to air and water, the generation, handling, management and disposal of petroleum products and hazardous substances, and the health and safety of Mesquite’s employees. Permits may be required for Mesquite’s operations and these permits are subject to renewal, modification and, in some cases, revocation. In addition, as a property owner and operator, Mesquite may be liable for the costs of investigating and remediating hazardous substances or petroleum products on, under, or in its properties, without regard to whether Mesquite knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly, the substances may adversely affect Mesquite’s ability to sell or rent its properties or to borrow funds using the properties as collateral. Additionally, Mesquite may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from its properties.

Mesquite has reviewed environmental assessments, and limited soil and groundwater testing, relating to its properties. As a result, Mesquite has become aware that there is contamination present on some of its properties apparently due to past operations, which included a truck stop and a gas station. In particular, groundwater contamination at Mesquite’s Oasis property (which appears to have migrated onto its CasaBlanca property) is the subject of investigation and cleanup activities being conducted by WSR, Inc. (“WSR”), the prior owners of the Oasis. The water supply for the Oasis property and the CasaBlanca property does not come from ground water that has been contaminated. Although Mesquite believes that the prior owners are responsible for such matters under an indemnity agreement it negotiated at the time it purchased the Oasis, there can be no assurance that Mesquite will not incur costs related to this matter. Further, Mesquite could be held strictly liable for the environmental clean-up of the contaminated properties. In anticipation of marketing the golf course property during 2006, CasaBlanca Resorts, LLC, entered into several agreements with WSR to terminate WSR’s remaining rights in the golf course property, among other matters, for approximately $1.1 million. Pursuant to the agreements, the funds paid to WSR will be used by WSR to remediate the existing environmental liability at the Oasis Hotel & Casino which continues to be an obligation of WSR.

Mesquite does not anticipate any material adverse effects on its earnings or competitive position relating to environmental matters, but it is possible that future developments could lead to material environmental compliance costs or other liabilities for Mesquite and that these costs could have a material adverse effect on its business and financial condition.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

The Company

The Company owns no real property, but it owns equity interests in Eldorado and Mesquite, which own real estate and personal property associated with the following casino resorts:

•

Eldorado-Reno is situated on an approximately 159,000 square foot parcel at 345 North Virginia Street, Reno, Nevada. Resorts, a wholly-owned subsidiary of Eldorado, owns the entire parcel, except for approximately 30,000 square feet which is leased from C, S and Y Associates, a general partnership of which Donald Carano is a general partner. The lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 and (ii) an amount based on a decreasing percentage of Eldorado-Reno’s gross gaming revenues ranging from 3.0% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75.0 million. Rent in 2011 totaled approximately $580,000 compared with $598,000 in 2010. As of December 31, 2011, the Resorts Senior Notes and the Resorts New Credit Facility were secured by a first deed of trust and security interest in substantially all of Resorts’ Reno and Shreveport real property interests and fixtures, including Eldorado-Reno and Eldorado-Shreveport, certain parking facilities, all related personal property, substantially all other assets of Resorts and a pledge of Resorts’ interest in ELLC. Resorts owns a 31,000 square foot parcel of property across the street from and west of Eldorado-Reno and two other adjacent parcels totaling 18,687 square feet which could be used for expansion of Eldorado-Reno. These properties also secured Resorts’ indebtedness under the Resorts New Credit Facility.

•

Silver Legacy is situated on two parcels adjacent to the Eldorado-Reno and located at 407 North Virginia Street and 411 North Sierra Street in Reno, Nevada. Silver Legacy Joint Venture owns both parcels comprising 118,167 and 119,927 square feet. As of December 31, 2011, both parcels and the improvements located thereon were subject to encumbrances securing repayment of indebtedness under the Silver Legacy Notes in the aggregate principal amount of $143 million. The Silver Legacy Notes matured on March 1, 2012 and the Silver Legacy Joint Venture did not make the principal and interest payment due on such date. Reference is made to the discussion appearing under “ELDORADO – Silver Legacy Joint Venture” in Item 1 of this report, which information is incorporated herein by reference. Silver Legacy, which is less than 50% owned by Resorts, did not guarantee the Resorts Senior Notes or borrowings under the Resorts New Credit Facility.

•

Eldorado-Shreveport is situation on approximately nine acres of leased land in Shreveport, Louisiana. The Louisiana Partnership also leases other properties in the Shreveport area for office space, employee parking and storage. As of December 31, 2011, the Resorts Senior Notes and the Resorts New Credit Facility were secured by a first deed of trust and security interest in substantially all of Resorts’ Shreveport real property interests and fixtures, including the Eldorado-Shreveport.

•

Tamarack Junction is a small casino in south Reno 21.25% owned by Resorts. Tamarack Junction is situated on approximately 62,000 square feet with approximately 13,230 square feet of gaming space. Tamarack Junction is not a subsidiary of Resorts and did not guarantee the Resorts Senior Notes or borrowings under the Resorts New Credit Facility.

•

Virgin River Hotel/Casino/Bingo is a 36,000 square-foot casino situated on an approximately 32-acre site in Mesquite, Nevada. As of December 31, 2011, the Mesquite Senior Notes and the Mesquite Credit Facility were secured by a first deed of trust and security interest in substantially all of Mesquite’s real property interests and fixtures, including the Virgin River Hotel/Casino/Bingo.

•

CasaBlance Resort/Golf/Spa is a 27,000 square-foot casino situated on approximately 43 acres in Mesquite, Nevada. Approximately one mile from the CasaBlanca, situated on a 221-acre site, is the CasaBlanca Golf Club featuring an 18-hole, 7,011 yard championship course. The land on which the golf club is located is leased pursuant to a 99-year lease that expires in June 2094. As of December 31, 2011, the Mesquite Senior Notes and the Mesquite Credit Facility were secured by a first deed of trust and security interest in substantially all of Mesquite’s real property interests and fixtures, including the CasaBlanca Resort/Golf/Spa.

•

Oasis Hotel & Casino is situated on an approximately 26-acre site in Mesquite, Nevada. Approximately four miles from the Oasis is the Palms Golf Course featuring an 18-hole, 7,008 yard championship course. The Palms Golf Course straddles the Nevada/Arizona border and is situated on a 256-acre site, of which 180 acres are leased from the State of Arizona pursuant to a lease that expires in May 2015. The Oasis Ranch and Gun Club encompasses over 1,000 acres of farmland, game pasture, and river bottom. As of December 31, 2011, the Mesquite Senior Notes and the Mesquite Credit Facility were secured by a first deed of trust and security interest in substantially all of Mesquite’s real property interests and fixtures, including the Oasis Hotel & Casino.

•

Virgin River Convention Center which is situated on an approximately 14-acre site, has approximately 12,000 square feet of meeting space and 210 hotel rooms. It is currently used as a special event facility and for overflow hotel traffic from the other properties. As of December 31, 2011, the Mesquite Senior Notes and the Mesquite Credit Facility were secured by a first deed of trust and security interest in substantially all of Mesquite’s real property interests and fixtures, including the Virgin River Convention Center.

ITEM 3.	LEGAL PROCEEDINGS.

As of the date of this report, the Company is not a party to any pending legal proceeding and to its knowledge, no action, suit or proceeding against it has been threatened by any person.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

No established public trading market exists for the Company’s membership units. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company’s membership units.

The only classes of equity securities of the Company currently outstanding are its Class A Units, which is the Company’s only class of voting securities, and its Class B Units. As of the date of this report, VoteCo is the holder of record of one Class A Unit, which is the only Class A Unit issued and outstanding, and InvestCo is the holder of record of all the Company’s 9,999 Class B Units. The Company did not issue any equity securities during 2011, nor did the Company or any “affiliated purchaser” (as defined in Rule 10b-18 (a) (3) under the Securities Exchange Act of 1934) purchase any equity securities of the Company during 2011.

The Company has not in the past paid, and does not expect to pay in the foreseeable future, any dividends or other distributions with respect to its membership units.

Reference is made to the information appearing under the caption “Equity Compensation Plans” in Item 12 of this report, which information is incorporated in this Item 5 by this reference.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE COMPANY

Overview

The Company and its subsidiaries were formed as legal entities in January 2007 for the primary purpose of holding equity in one or more entities related to the gaming industry, and to exercise the rights, and manage the distributions received, in connection with those holdings. The Company’s 17.0359% interest in Eldorado and 40% interest in Mesquite were effectively acquired on December 14, 2007 and August 1, 2011, respectively.

The Company has had no revenue generating business since inception. Its only operations have consisted of equity in the net income (losses) of Eldorado and Mesquite, interest income earned on the Eldorado-Shreveport Investments, and nominal administrative expenses. The Company’s net loss for the years ended December 31, 2011 and 2010 was approximately $7.2 million and $1.7 million, respectively.

Eldorado

Eldorado, through Resorts, owns and operates the Eldorado-Reno, a premier hotel/casino and entertainment facility in Reno, Nevada and the Eldorado-Shreveport, an all-suite art deco-style hotel and a tri-level riverboat dockside casino complex situated on the Red River in Shreveport, Louisiana. Eldorado also owns, through Resorts, a 21.25% interest in Tamarack Junction, a small casino in south Reno. An approximately 96% owned subsidiary of Resorts owns a 50% interest in a joint venture that owns the Silver Legacy Resort Casino, a major, themed hotel/casino located adjacent to Eldorado-Reno.

On June 1, 2011, Resorts and Eldorado Capital Corp., a Nevada Corporation that is a wholly-owned subsidiary of Resorts, completed the issuance of $180 million of 8.625% Senior Secured Notes due June 15, 2019 (the “Resorts Senior Notes”). Also, on June 1, 2011, Resorts entered into a new $30 million senior secured revolving credit facility available until June 30, 2014 (the “Resorts New Credit Facility”), which consists of a $15 million term loan requiring principal payments of $1.25 million each quarter beginning September 30, 2011, and a $15 million revolving credit facility. Proceeds from the issuance of the Resorts Senior Notes, together with borrowings under the New Credit Facility, were used to redeem approximately $ 230 million of previously outstanding debt owed by Resorts and its subsidiaries, of which approximately $31 million was held by Resorts. The remaining previously outstanding debt was called and redeemed on August 1, 2011 utilizing $9.7 million of restricted cash which was set aside on June 1, 2011 for the purpose of redeeming the notes that were called. Interest on the Senior Secured Notes is payable semiannually each June 15 and December 15 (commencing on December 15, 2011) to holders of record on the preceding June 1 or December 1, respectively. Interest on the credit facility is payable on the last day of the Eurodollar Rate loan, provided, however, that if the period exceeds three months the interest will be payable on the respective dates that fall every three months after the beginning of the loan period. For each Base Rate loan, interest is payable as the end of the respective quarter. The interest period cannot exceed the maturity date of the credit facility for either a Eurodollar loan or Base Rate loan.

Prior Period Reclassifications

Certain reclassifications, which had no effect on the previously reported net income (loss) of Eldorado, have been made to Eldorado’s 2010 consolidated statements of operations to conform to its 2011 presentation. Pursuant to guidance in the “Audit and Accounting Guide – Gaming” recently issued by the American Institute of Certified Public Accountants (the “AICPA”), Resorts reclassified amounts paid under its slot participation agreements from casino revenues to casino expenses and reclassified amounts paid under its cash coupons from casino expenses to casino revenues. The total amount reclassified for the year ended December 31, 2010 was $7,764,000. Additionally, Eldorado’s management identified errors in the classification of certain casino expenses and selling, general and administrative expenses which were recorded within food, beverage and entertainment, hotel and other operating expenses. Management determined that Eldorado Shreveport had not allocated the estimated cost of complimentary services to be charged to the casino department from the food, beverage and entertainment, hotel and other operations departments on a consistent basis with other properties operated by Resorts.

These reclassifications resulted in the following adjustments to the presentation of operating results for 2010:

	Year Ended December 31, 2010
	As Previously Presented	As Corrected
	(in thousands)
Operating Revenues:
Casino	$211,301	$203,537

Operating Expenses:
Casino	114,552	123,744
Food, beverage and entertainment	42,679	30,040
Hotel	9,433	7,489
Other	10,583	3,982
Selling, general and administrative	43,773	48,001

Operational highlights for Eldorado for the year ended December 31, 2011 included net operating revenues of approximately $256.1 million and operating expenses of approximately $232.3 million. Eldorado’s equity in net loss of unconsolidated affiliates was approximately $3.7 million and interest expense was approximately $18.5 million for the period. In addition, Eldorado recognized a non-cash impairment charge of $33.1 million during the year related to its investment in the Silver Legacy Joint Venture, which eliminated Eldorado’s remaining investment in the Silver Legacy Joint Venture. Circumstances leading to the impairment included the Silver Legacy Joint Venture’s default on its debt obligations on March 1, 2012. The net loss for the year was approximately $24.2 million, compared with a net loss of approximately $6 million for the year ended December 31, 2010. The increase in net loss of approximately $18.2 million was due primarily to the aforementioned $33.1 million impairment charge, partially offset by a $3.5 million reduction to operating expenses, a $2.6 million reduction to interest expense and a $2.5 million gain on the early retirement of debt in 2011.

Mesquite

Mesquite is engaged in the hotel casino industry in Mesquite, Nevada and owns and operates the Virgin River Hotel/Casino/Bingo, the CasaBlanca Resort/Golf/Spa, and the Oasis Resort and Casino. In addition to casino hotel activities, Mesquites’ operations also included vacation ownership interval sales, two golf courses, a bowling center, a gun club, and banquet and conference facilities.

On August 1, 2011, Mesquite completed the issuance of $62.5 million of Senior Secured Notes under Mesquite’s New Loan Facility with an annual interest rate of LIBOR (1.5% floor and 4.5% ceiling) plus 700 basis points due August 1, 2016 (the “Mesquite Senior Notes”), and entered into a new $10 million senior secured credit facility available until August 1, 2012 and renewable on a yearly basis with the consent of the lenders (the “Mesquite Credit Facility”). Interest and principal on the Mesquite Senior Notes and interest on the Mesquite Credit Facility are payable quarterly.

Operational highlights for Mesquite for the five months ended December 31, 2011, which is the period during 2011 that the Company owned its interest in Mesquite, included net operating revenues of approximately $37.4 million and operating expenses of approximately $41.5 million. Interest expense during the period was $2.5 million and the net loss was $6.6 million. The net loss was largely due to the seasonal nature of Mesquite’s operations (with the first half of the calendar year producing more positive results) and the ongoing economic slowdown in Nevada and its key feeder markets in the western United States.

Results of Operations, 2011 Versus 2010

For the twelve months ended December 31, 2011, the Company’s equity in the net loss of its unconsolidated investees was approximately $6.9 million, with Eldorado and Mesquite accounting for approximately $4.2 million and $2.6 million, respectively, compared to $1.1 million in 2010, all related to the Company’s interest in Eldorado. The increase was primarily attributable to the impairment of Eldorado’s investment in the Silver Legacy Joint Venture during 2011. The Company’s 40% interest in Mesquite was not acquired until August 1, 2011.

Expenses during 2011 decreased approximately $0.3 million when compared to the prior year. This decrease was due primarily to investigative fees paid to the Nevada Gaming Control Board during 2010 related to the pending Mesquite Acquisition.

The net loss for the year ended December 31, 2011 was $7.2 million compared to a net loss of $1.7 million for the prior year. The increase in net loss was largely due to changes in the Company’s equity in the net losses of its unconsolidated investees as explained above.

Liquidity and Capital Resources

During the year ended December 31, 2011, the Company incurred costs of approximately $0.3 million associated with the Company’s ownership of its interests in Eldorado and Mesquite compared to costs associated with its ownership interest in Eldorado totaling approximately $0.1 million during the year ended December 31, 2010. In addition, the Company incurred costs of approximately $0.03 million associated with the Mesquite acquisition during the year ended December 31, 2011 compared to $0.4 million in 2010. Costs incurred from January 1, 2010 through July 31, 2011 were funded by NGOF on behalf and for the convenience of the Company, while those incurred subsequent to August 1, 2011, the date of the closing of the Mesquite transaction, were funded by the Newport Funds on a pro rata basis.

For the year ended December 31, 2011, the Company incurred costs of approximately $0.04 million associated with maintaining its gaming and related licenses in Nevada and Louisiana compared to $0.1 million in 2010. Costs incurred from January 1, 2010 through July 31, 2011 were funded on behalf and for the convenience of the Company by NGOF while those incurred subsequently were funded by the Newport Funds on a pro rata basis.

For 2012, the Company expects to incur approximately $0.3 million in costs associated with the Company’s ownership of its interests in Eldorado and Mesquite and approximately $.05 million in costs associated with maintaining its gaming and related licenses in Nevada and Louisiana. These costs are expected to be funded by the Newport Funds. The Company has no current plans to make any additional investments. Thus, the Company has the resources to fund its operations and commitments in 2012.

Critical Accounting Estimates and Policies

Investment in Unconsolidated Investees

The Company accounts for its 17.0359% and 40% investments in Eldorado and Mesquite, respectively, using the equity method of accounting. The Company considers on a quarterly basis whether the fair value of each of its equity method investments has declined below its carrying value whenever adverse events or changes in circumstances indicate that the recorded value may not be recoverable. If the Company considers any such decline to be other than temporary, then the investment would be written-down to its estimated fair value. Evidence of a loss in value that may be other than temporary might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the Company’s investment or the inability of Eldorado or Mesquite to sustain an earnings capacity that would justify the carrying amount of the investment. In evaluating whether the loss in value is other than temporary, the Company considers: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of Eldorado and Mesquite, including any specific events which may influence the operations of either company; (3) the Company’s intent and ability to retain its investments in Eldorado and Mesquite for a period of time sufficient to allow for any anticipated recovery in fair value; (4) the condition and trend of the economic cycle; (5) Eldorado’s and Mesquite’s historical and forecasted financial performance; (6) trends in the general market; and (7) Eldorado’s and Mesquite’s capital strength and liquidity.

In determining whether the fair value of the investments in Eldorado and Mesquite are less than their carrying value, the Company uses a discounted cash flow model as its principal technique. The Company’s model incorporates an estimated weighted-average cost of capital that a market participant would use in evaluating the investment in a purchase transaction. The estimated weighted-average cost of capital is based on the risk free interest rate and other factors such as current risk premiums. The Company uses the discounted cash flow model as it provides greater detail and opportunity to reflect specific facts, circumstances and economic conditions for its investment. Comparable business transactions are often limited in number, contain dated information, and require significant adjustments due to differences in the size of the business, markets served and other factors. The Company therefore believes that in its circumstance, this makes comparisons to business transactions less reliable than the discounted cash flows model. However, the Company does consider market transactions as corroborative indicators of value.

In performing this impairment test, the Company takes steps to ensure that forecasted prospective financial results are based on appropriate and reasonable operating and cash flow assumptions. The Company also performs sensitivity analyses on the key assumptions used, including the weighted-average cost of capital.

The Company did not record any impairment for 2011 or 2010 related to its equity method investments in Eldorado and Mesquite.

Recently Issued Accounting Standards

No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our future financial position, results of operations, or cash flows.

Off Balance Sheet Arrangements

The Company currently has no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to the financial statements included on pages F-1 through F-14, which financial statements are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was performed by management, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting. Based on that evaluation, there have been no changes in our internal control over financial reporting during the fourth fiscal quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Commission.

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

The following table sets forth information as of the date of this report, regarding each manager of the Company and each manager of Eldorado.

Name	Age	Position(s)
Timothy T. Janszen(1)	47	Manager of the Company, Eldorado and Mesquite and Operating Manager of the Company
Ryan Langdon(2)	39	Manager of the Company and Mesquite
Roger A. May(3)	46	Manager of the Company
Donald L. Carano(4)	80	Manager of Eldorado
Gary L. Carano(5)	59	Manager of Eldorado
Raymond J. Poncia, Jr.(6)	78	Manager of Eldorado
Thomas R. Reeg(7)	38	Manager of Eldorado
Katherine Ann Banuelos(8)	33	Manager of Mesquite
Anthony Toti(9)	52	Manager of Mesquite
Robert R. Black, Sr.(10)	59	Manager of Mesquite

(1)	Mr. Janszen has been a manager of the Company since July 1, 2007 and its operating manager since December 1, 2010. In his capacity as the Company’s Operating Manager, Mr. Janszen performs certain services for the Company commonly performed by a principal executive officer. Mr. Janszen is the designated representative on Eldorado’s board of managers of AcquisitionCo, which became a member of Resorts’ board of managers upon the closing of the Company’s acquisition of its interest in Resorts on December 14, 2007 and a member of Eldorado’s board of managers effective April 1, 2009 when Resorts became the wholly owned subsidiary of Eldorado. Mr. Janszen is also one of the two members of Mesquite’s board of managers designated as such by AcquisitionCo, which became a member of Mesquite’s board of managers upon the closing of the Company’s acquisition of its interest in Mesquite on August 1, 2011.
(2)	Mr. Langdon has been a manager of the Company since July 1, 2007 and is one of the two members of Mesquite’s board of managers designated as such by AcquisitionCo, which became a member of Mesquite’s board of managers upon the closing of the Company’s acquisition of its interest in Mesquite on August 1, 2011.
(3)	Mr. May has been a manager of the Company since July 1, 2007. In his capacity as a manager of the Company, Mr. May performs certain services for the Company commonly performed by a principal financial officer.

4)	Mr. Carano is the designated representative on Eldorado’s board of managers of Recreational Enterprises, Inc., a Nevada corporation, which has been a member of Resorts’ board of managers since 1996 and a member of Eldorado’s board of managers since April 1, 2009 when Resorts became the wholly owned subsidiary of Eldorado.
(5)	Mr. Carano is the designated representative on Eldorado’s board of managers of Recreational Enterprises, Inc., a Nevada corporation, which has been a member of Resorts’ board of managers since 1996 and a member of Eldorado’s board of managers since April 1, 2009 when Resorts became the wholly owned subsidiary of Eldorado.
(6)	Mr. Poncia is the designated representative of Hotel-Casino Management, Inc., a Nevada corporation, which has been a member of Resorts’ board of managers since 1996 and a member of Eldorado’s board of managers since April 1, 2009 when Resorts became the wholly owned subsidiary of Eldorado.
(7)	Mr. Reeg has been a member of Resorts’ Board of Managers since December 2007. Mr. Reeg became the Senior Vice President of Strategic Development for Resorts in January 2011
(8)	Mrs. Banuelos has been a member of Mesquite’s Board of Managers since August 2011.
(9)	Mr. Toti has served as Chief Executive Officer and Chairman of Mesquite’s Board of Managers since August 2011.
(10)	Mr. Black has served as Chief Operating Officer and as a member of Mesquite’s Board of Managers since August 2011.

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

Donald L. Carano. Mr. Carano has served as Chief Executive Officer of, and has, individually or together with members of his immediate family, owned a controlling interest in, Eldorado or its predecessor since 1973. Mr. Carano served as President of Resorts or its predecessor from 1973 until 2004, and as a member of Resorts board of managers since its formation in 1996 and as President and as a director of Capital since its incorporation in 1996. Previously, he was an attorney with the firm of McDonald Carano Wilson LLP, with which he maintains an “of counsel” relationship. Mr. Carano has been involved in the gaming industry and has been a licensed casino operator since 1969. Mr. Carano’s commitment to the development and promotion of tourism in Reno has earned him several awards, including the Nevada Food and Beverage Directors Association Man-of-the-Year Award, the American Lung Association 1993 Distinguished Community Service Award and the 1992 Hotelier of the Year Award. Also, since 1984, Mr. Carano has been the Chief Executive Officer of the Ferrari Carano Winery. He is the father of Gary, Gene, Glenn and Gregg Carano and is married to Rhonda Carano.

Gary L. Carano. Mr. Carano has been a designated representative of Recreational Enterprises, Inc., a manager of Eldorado, and in that capacity served on the board of managers of Resorts since 1996 and, since April 1, 2009 when Resorts became the wholly owned subsidiary of Eldorado, has served in that capacity on the board of managers of Eldorado. Mr. Carano has served as General Manager of the Silver Legacy since 1995. Mr. Carano has served as President and Chief Operating Officer of Resorts since 2004 and Eldorado since April 1, 2009, when Resorts became the wholly owned subsidiary of Eldorado. Previously, he served as Assistant General Manager, General Manager and Chief Operating Officer of the Eldorado from 1980 to 1994. Mr. Carano holds a Bachelor’s Degree in Business Administration from the University of Nevada, Reno.

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

Katherine Ann Banuelos. Mrs. Banuelos has been a member of Mesquite’s Board of Managers since August 1, 2011. She received a Bachelor of Science in Hotel Administration with an emphasis in Gaming from the University of Nevada, Las Vegas in 2001 and received her first key employee gaming license in 1999 at the age of twenty-one. Mrs. Banuelos has been a management consultant for the Michael J. Gaughan Airport Slot Concession and currently manages the Rocking K Ranch in Weatherford, TX and operates and manages the Rocking K Arena in Las Vegas, NV where she, her husband, and daughter breed and train champion cutting horses.

Anthony Toti. Mr. Toti has served as Chief Executive Officer and Chairman of the Board for Mesquite Gaming, LLC since August 1, 2011. Mr. Toti served as Vice President of Gaming Operations from November 2007 through December 2008 and as Chief Operating Officer from December 2008 through August 1, 2011 for Black Gaming, LLC. Mr. Toti has approximately 32 years of experience in the gaming industry, including Director of Casino Operations at the Suncoast Hotel and Casino from October 2006 to October 2007. From July 2000 to October 2006, Mr. Toti served as Casino Manager at the Suncoast Hotel and Casino.

Robert R. Black, Sr. Mr. Black has been involved in all phases of the Nevada real estate industry since 1967. Additionally, Mr. Black is the managing member or a member of several business entities which primarily relate to real estate development. Currently, Mr. Black serves as Chairman of the Board of Diversified Interest, Inc., a full-service real estate entity he founded in 1979. Since 1997, Mr. Black has served as Commander of the Nellis Support Team, a team organized to support the men, women and missions of Nellis Air Force Base by interacting with the local business and government community in order to raise funds to support the air force base and military personnel needs.

Since August 2011, Mr. Black has served as Mesquite’s Chief Operating Officer and a member of its Board of Managers. From 2006 to 2011 Mr. Black was the sole Manager of Black Gaming, LLC. Since December 2004, Mr. Black has been Chairman of the Board, Chief Executive Officer and President of Virgin River Casino Corporation and B & B B, Inc, the predecessor company to C & HRV, LLC (“B&BB”). Mr. Black was Secretary and a Director of Virgin River Casino Corporation from July 1988 to December 2004. Mr. Black was Secretary of B&BB from December 1990 to December 2004 and a Director of B&BB from December 1989 to December 2004. Mr. Black has been the sole Manager of RBG, LLC since February 1997. Mr. Black has held an unlimited gaming license in Nevada since September 1988. He and his partners built the Virgin River Hotel/Casino/Bingo and he was the original Licensee of the Virgin River Hotel/Casino/B when it opened in September 1990. Since that time he has been in a management position of all of the properties since their construction or purchase.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our managers, executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, the “reporting persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports. Based on written representations received from our reporting persons, we believe that no filings were required to be made by those reporting persons for the period January 1, 2011 through December 31, 2011.

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

The Company’s managers, including its Operating Manager, are not entitled to compensation from the Company for any services rendered to or on behalf of the Company, or otherwise, in their capacities as managers of the Company and, accordingly, no compensation for such services has been paid to the Company’s managers by or on behalf of the Company. The Company’s managers, including the Operating Manager, also are not compensated by or on behalf of the Company for any other services they provide to the Company, including the services performed by Mr. Janszen that are commonly performed by a principal executive officer and the services performed by Mr. May that are commonly performed by a principal financial officer or a principal accounting officer. The Company’s managers are entitled to reimbursement from the first available funds of the Company for direct out-of-pocket costs and expenses they incur on behalf of the Company that directly relate to the business and affairs of the Company. During 2011, the Company did not have any named executive officers other than its Operating Manager, Timothy T. Janszen, who during the year ended December 31, 2011 performed services for the Company commonly performed by a principal executive officer, for which he received no compensation from the Company. Roger A. May, a Manager of the Company, performed services for the Company during the year ended December 31, 2011 commonly performed by a principal financial officer, for which Mr. May received no compensation from the Company.

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

Name of Company Manager(1)	Title of Class of Securities	Amount and Nature of Beneficial Ownership(2)		Percent of Class
Timothy T. Janszen(3)	VoteCo Units	42.85 Units	(4)	42.85	%(4)
	Company Class A Units	1 Unit	(5)	100	%(5)
	Blocker Units	100 Units	(6)	100	%(6)
	AcquisitionCo Units	100 Units	(7)	100	%(7)
Ryan Langdon(8)	VoteCo Units	42.85 Units	(9)	42.85	%(9)
	Company Class A Units	1 Unit	(5)	100	%(5)
	Blocker Units	100 Units	(6)	100	%(6)
	AcquisitionCo Units	100 Units	(7)	100	%(7)
Roger A. May(10)	VoteCo Units	14.3 Units	(11)	14.3	%(11)
	Company Class A Units	1 Unit	(5)	100	%(5)
	Blocker Units	100 Units	(6)	100	%(6)
	AcquisitionCo Units	100 Units	(7)	100	%(7)
Company Managers and Executive Officers of the Company as a Group (3 persons)(12)	Company Class A Units	1 Unit	(5)	100	%(5)
	Blocker Units	100 Units	(6)	100	%(6)
	AcquisitionCo Units	100 Units	(7)	100	%(7)

(1)	The address for each manager of the Company is:

c/o Newport Global Advisors LP

21 Waterway Avenue, Suite 150

The Woodlands, TX 77380

(2)	Beneficial ownership is determined in accordance with the Exchange Act, as amended, and the rules and regulations promulgated thereunder.
(3)	Timothy T. Janszen is the operating manager of VoteCo, NGA, Blocker and AcquisitionCo. Mr. Janszen performs services for the Company commonly performed by a principal executive officer.
(4)	Timothy T. Janszen is the listed owner of these securities.
(5)	VoteCo is the listed owner of one Class A Unit of the Company, which is the only Class A Unit of the Company that is issued and outstanding. Timothy T. Janszen, Ryan Langdon and Roger A. May each may be deemed to be a member of a “group” holding all 100 VoteCo Units and, as a result, each may be deemed to be a beneficial owner of the Class A Unit of the Company, representing the only Class A Unit of the Company issued and outstanding, directly held by VoteCo.
(6)	NGA is the listed owner of all 100 Blocker Units. Timothy T. Janszen, Ryan Langdon and Roger A. May each may be deemed to be a member of a “group” holding all 100 VoteCo Units and, as a result, each may be deemed to be a beneficial owner of all Blocker Units directly held by NGA.
(7)	Blocker is the listed owner of all 100 AcquisitionCo Units. Timothy T. Janszen, Ryan Langdon and Roger A. May each may be deemed to be a member of a “group” holding all 100 VoteCo Units and, as a result, each may be deemed to be a beneficial owner of all AcquisitionCo Units directly held by Blocker.
(8)	Ryan Langdon is a manager of VoteCo, NGA, Blocker and AcquisitionCo.
(9)	Ryan Langdon is the listed owner of these securities.
(10)	Roger A. May is a manager of VoteCo, NGA, Blocker and AcquisitionCo. Mr. May performs services for the Company commonly performed by a principal financial officer or a principal accounting officer.
(11)	Roger A. May is the listed owner of these securities.
(12)	The Company currently has no executive officers, but Timothy T. Janszen, the Company’s operating manager, performs services for the Company commonly performed by a principal executive officer and Roger A. May, a manager of the Company, performs services for the Company commonly performed by a principal financial officer or a principal accounting officer.

Equity Compensation Plans

The following tables set forth certain information relating to equity compensation plans as of December 31, 2011 for the Company, which has no equity compensation plan.

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

The Board of Managers of Mesquite has determined that no member of Mesquite’s Board of Managers is “independent” as that term is defined under current rules of the NYSE. None of Mesquite’s securities are listed on the NYSE or any other national securities exchange or any national securities association, nor is there any current intention to so list any securities of Mesquite in the future.

Company’s Parent

The Company’s only parent is VoteCo, which holds 100% of the voting securities of the Company. The equity owners of VoteCo are Timothy T. Janszen and Ryan Langdon, each of whom owns a 42.85% interest, and Roger A. May, who owns a 14.3% interest.

Related Transactions

Eldorado

Until July 1, 1996, Resorts had historically paid a management fee to each of Recreational Enterprises, Inc. and Hotel Casino Management, Inc. A portion of these fees represented compensation for services provided to Resorts by certain members of the Carano family. Effective July 1, 1996, Resorts entered into a new management agreement (the “Eldorado Management Agreement”) with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. which provides that Recreational Enterprises, Inc. and Hotel Casino Management, Inc. (collectively, the “Managers”) will, among other things, (a) develop strategic plans for Resorts’ business, including preparing annual budgets and capital expenditure plans, (b) provide advice and oversight with respect to financial matters of Resorts, (c) establish and oversee the operation of financial accounting systems and controls and regularly review Resorts’ financial reports, (d) provide planning, design and architectural services to Resorts and (e) furnish advice and recommendations with respect to certain other aspects of Resorts’ operations. In consideration for such services, Resorts pays to the Managers a management fee not to exceed 1.5% of Resorts’ annual net revenues. In connection with the refinancing of Resorts’ debt obligations in June 2011, the management agreement was amended which, among other things, placed a maximum management fee payment allowed to $600,000. There is no minimum payment required to be paid to the Managers pursuant the Eldorado Management Agreement. The current term of the Eldorado Management Agreement will continue in effect until July 1, 2011, and the term will continue to be automatically extended for additional three-year periods until it is terminated by one of the parties. In 2011 and 2010, Resorts paid management fees to Recreational Enterprises, Inc. in the amount of $600,000 and $120,000, respectively. No management fees were paid in 2009. There can be no assurance that the terms of the Eldorado Management Agreement are at least as favorable to Resorts as could be obtained from unaffiliated third parties. Recreational Enterprises, Inc. is beneficially owned by members of the Carano family and Hotel Casino Management, Inc. is beneficially owned by members of the Poncia family. Donald M. Carano and Raymond J. Poncia, Jr. are members of Resorts’ and Eldorado’s boards of managers.

Resorts owns the parcel on which the Eldorado-Reno is located, except for approximately 30,000 square feet which is leased from C, S and Y Associates, a general partnership of which Donald Carano is a general partner (the “CSY Lease”). The CSY Lease expires on June 30, 2027. Annual rent is payable in an amount equal to the greater of (i) $400,000 or (ii) an amount based on a decreasing percentage of Eldorado-Reno’s gross gaming revenues for the year ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75 million. Rent pursuant to the CSY Lease amounted to approximately $580,000, $598,000 and $605,000 in 2011, 2010 and 2009, respectively. In the opinion of Resorts’ management, the terms of the CSY Lease are at least as favorable to Resorts as could have been obtained from unaffiliated third parties. On May 30, 2011, Resorts and C. S. & Y Associates entered into a fourth amendment to the CSY Lease. C. S & Y Associates agreed to execute and deliver the deeds of trust encumbering the approximately 30,000 square feet leased from C. S. & Y Associates on which a portion of Eldorado Reno is located as security for Senior Secured Notes and the New Credit Facility. In exchange for this subordination, a fee of $100,000, which will be in addition to any rent payable under the CSY Lease, will be paid annually during the term of the indenture relating to Eldorado’s senior secured notes. In 2011, Resorts paid $100,000 to C. S. & Y Associates for this subordination.

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

From time to time Resorts leases aircraft owned by Recreational Enterprises, Inc., for use in operating its business. In 2011, 2010 and 2009, lease payments for the aircraft totaled approximately $0.7 million, $1.0 million and $0.9 million, respectively. In the opinion of Eldorado’s management, the lease terms were at least as favorable to Resorts as could have been obtained from an unaffiliated third party.

From time to time Resorts leases a yacht owned by Sierra Adventure Equipment, a limited liability company beneficially owned by Recreational Enterprises, Inc., for use in operating its business. In 2011, 2010 and 2009, lease payments for the yacht totaled approximately $43,500, $43,500 and $2,500, respectively. In the opinion of Resorts’ management, the lease terms were at least as favorable to Resorts as could have been obtained from an unaffiliated third party.

Resorts occasionally purchases wine directly from the Ferrari Carano Winery, which is owned by Recreational Enterprises, Inc. and Donald Carano. The wine purchases are sent directly to customers in appreciation of their patronage. In 2011, 2010 and 2009, Resorts spent approximately $23,000, $77,000 and $43,000, respectively, for these products. In the opinion of the Resorts’ management, the purchases were on terms as least as favorable to Resorts as could have been obtained from an unaffiliated third party.

In 2011 and 2010, $1.7 million and $325,000 distributions, respectively, were made by Resorts to Eldorado and, in turn, by Eldorado to its members, including Donald Carano and members of his immediate family, for the members’ Louisiana partnership composite tax. No distributions were made to the members of Resorts or Eldorado in 2009.

During the year ended December 31, 2011, Gary L. Carano, the Silver Legacy Joint Venture’s Chief Executive Officer, served on the Board of Managers of Eldorado Resorts LLC, and Gene R. Carano, Vice President of Eldorado Resorts LLC, served on the Silver Legacy Joint Venture’s executive committee until August 2011.

In April 2008, the Silver Legacy and Eldorado-Reno began combining certain back-of-the-house and administrative departmental operations, including purchasing, advertising, information systems, surveillance, retail and engineering, of Eldorado-Reno and Silver Legacy in an effort to achieve payroll cost savings synergies at both properties. Payroll costs associated with the combined operations are shared equally and are billed at cost plus an estimated allocation for related benefits and taxes. During 2011, 2010 and 2009, the Silver Legacy reimbursed Eldorado-Reno $657,000, $657,000 and $543,000, respectively, for Silver Legacy’s allocable portion of the shared administrative services costs associated with the operations performed at Eldorado-Reno and Eldorado-Reno reimbursed the Silver Legacy $304,000, $245,000 and $142,000, respectively, for Eldorado-Reno’s allocable portion of the shared administrative services costs associated with the operations performed at Silver Legacy.

The Louisiana Partnership utilizes the services of Newport Global Advisors, LP, a financial advisory firm of which one of Resort’s directors is the Senior Managing Partner. Expenses incurred amounted to $75,000, $113,000 and $38,000 during the years ended December 31, 2011, 2010 and 2009, respectively. There were no amounts payable with respect to such charges outstanding at December 31, 2011 or 2010.

In December 2007, Donald Carano acquired $6,912,000 of the Shreveport Notes in a private transaction. The obligations were called by the Louisiana Partnership on August 1, 2011. Interest expense with respect to the Shreveport Notes held by Mr. Carano amounted to $422,000, $691,000 and $691,000, respectively, during each of the years ended December 31, 2011, 2010 and 2009. At December 31, 2010, interest accrued to Mr. Carano with respect to the Shreveport Notes he owned amounted to $288,000. Due to the aforementioned call of the Shreveport Notes on August 1, 2011, at December 31, 2011 there was no accrued interest to Mr. Carano with respect to the Shreveport Notes.

Registered hotel guests at Eldorado-Reno have the ability to charge to their hotel rooms the costs incurred at the restaurants and shops located within Eldorado-Reno and Silver Legacy. In addition, registered hotel guests at the Silver Legacy may charge costs incurred at Eldorado-Reno outlets to their hotel rooms. Any of these charges that are incurred by a paying guest are paid by the guest when he or she checks out and Eldorado-Reno remits to the other property, and the other property remits to Eldorado-Reno, the respective amounts collected for charges incurred at the property. In the case of registered guests who are provided room, food, beverage and other services on a complimentary basis, the property where the guest is registered pays the other property the respective amounts of any charges to the guest’s room for services provided on a complimentary basis by the other property. The following table sets forth for the year ended December 31, 2011, the respective amounts paid for such complimentary charges by Eldorado-Reno to the Silver Legacy and by the Silver Legacy to the Eldorado Reno.

Payor	Payee	Amount

Silver Legacy	Eldorado-Reno	$34,500

Eldorado-Reno	Silver Legacy	1,000

The identification and review of related party transactions involving Eldorado or its subsidiaries is not covered by any formal policies or procedures but is accomplished through informal discussion and examination among executive management and Eldorado’s or Resorts’ Board of Managers. Transactions with related parties are subjected to the prior review of Eldorado’s or Resorts’ management and Board of Managers. Related party transactions typically involve various transactions with affiliates, or entities in which an affiliate has an interest, that generally provide an opportunity for Resorts or a subsidiary to obtain favorable terms and/or premium products. However, all related party transactions are reviewed to ensure that the terms are, in the opinion of Eldorado’s or Resorts’ management, at least as favorable to Eldorado or Resorts as those obtainable from an unaffiliated third party. There has not been any transaction since the beginning of 2011 that would have been required to be reported pursuant to Items 404(a) of Securities and Exchange Commission Regulation S-K if Eldorado or Resorts had been subject to the periodic reporting requirements under the Securities Exchange Act of 1934 that was not so reviewed and approved.

Mesquite

        Mesquite Travel Center – FC C-Store LLC, (the “Travel Center”) is partly owned by Robert R. Black, Sr. (“Mr. Black”). Participants in Mesquite’s slot club program are able to redeem their points for gasoline at the Travel Center. The Travel Center charges Mesquite the retail amount of gas purchased with player points. For the five months ended December 31, 2011, seven months ended July 31, 2011 and the year ended December 31, 2010, the Travel Center had charged Mesquite approximately $18,000, $31,000 and $34,000, respectively, for gasoline purchased with points from Mesquite’s slot program.

Black & LoBello is a law firm managed by the daughter of Mr. Black. Mesquite, which retains Black & LoBello as outside legal counsel, has received legal fees for legal services in the amounts of $39,000, $0 and $10,000 for the five months ended December 31, 2011, the seven months ended July 31, 2011 and the year ended December 31, 2010, respectively.

Mesquite provided management and other services to two related parties that manage and operate the home owners associations of the vacation intervals sold at the property. Included in the accompanying consolidated balance sheets of Mesquite are receivables for $73,000 and $70,000 related to amounts owed for those services as of December 31, 2011 and 2010, respectively.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to the Company for the fiscal years ended December 31, 2011 and 2010 by the Company’s former registered public accounting firm, Deloitte & Touche LLP (“Deloitte”), engaged by the Company throughout 2010 and through September 29, 2011, and the Company’s current registered public accounting firm, Piercy, Bowler, Taylor & Kern, Certified Public Accountants (“PBTK”), engaged on October 21, 2011.

	Year Ended December 31,
	2011	2010
Audit Fees (1)	$74,610	$132,000
All Other Fees	—	—

	$74,610	$132,000

(1)	Audit Fees. This category includes fees and expenses billed by Deloitte and PBTK for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s filings with the Securities and Exchange Commission, including its quarterly and annual reports filed pursuant to Section 13 of the Securities Exchange Act of 1934, as amended.

The Board of Managers has established pre-approval policies and procedures pursuant to which the Board of Managers approves the services provided by our principal accounting firm. The services provided to us by our principal accounting firm in 2011 and 2010 were pre-approved by our Board of Managers. Consistent with the Board of Managers’ responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Board of Managers. Requests or applications to provide services that require specific approval by the Board of Managers will be submitted to the Board of Managers by both the independent auditor and Roger A. May, who performs for the Company the services commonly performed by a principal financial officer. Mr. May will immediately report to the Board of Managers any breach of this policy that comes to his attention.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) List the following documents filed as a part of the report:

(b) Exhibits The exhibits in the accompanying Exhibit Index are incorporated by reference into this Item 15.

NGA HoldCo, LLC and Subsidiaries

Consolidated Financial Statements

as of December 31, 2011and 2010 and for the Years then Ended

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

NGA Holdco LLC

The Woodlands, Texas

We have audited the accompanying consolidated balance sheet of NGA Holdco, LLC and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ PIERCY BOWLER TAYLOR & KERN

Las Vegas, Nevada

June 5, 2012

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

NGA Holdco LLC

The Woodlands, Texas

We have audited the accompanying consolidated balance sheet of NGA Holdco, LLC and subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the year ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NGA Holdco, LLC and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

April 12, 2011, except for Note 4, as to which the date is June 5, 2012

NGA HOLDCO, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$734,049	$498,299
Other Assets:
Investment in Eldorado	23,861,936	28,197,330
Investment in Mesquite	5,602,222	—
Due from the Newport Funds	5,179,772	5,179,772

	$35,377,979	$33,875,401

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Current liabilities consisting of accounts payable and accrued expenses	$59,405	$30,064
Long-term Amounts Due to the Newport Funds	2,859,192	2,568,903

	2,918,597	2,598,967

Members’ Equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	44,544,874	36,322,652
Accumulated deficit	(12,089,298)	(5,050,024)

	32,459,382	31,276,434

	$35,377,979	$33,875,401

See the notes to these consolidated financial statements.

NGA HOLDCO, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2011	2010
Equity in net losses of unconsolidated investees	$(6,853,314)	$(1,131,247)

Professional fees, licensing, and other expenses	319,521	611,310

Net loss before income taxes	(7,172,835)	(1,742,557)

Income tax expense	—	—

Net loss	$(7,172,835)	$(1,742,557)

See the notes to these consolidated financial statements.

NGA HOLDCO, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

	Subscribed Class A Unit	Class B Units	Retained Earnings (Accumulated Deficit)	Total Members’ Equity
Balance, January 1, 2010	3,806	36,322,652	$(3,307,467)	$33,018,991
Net Loss	—	—	(1,742,557)	(1,742,557)

Balance, December 31, 2010	$3,806	$36,322,652	$(5,050,024)	$31,276,434
Contributions	—	8,222,222	—	8,222,222
Cumulative effect of Eldorado’s adoption of ASU No. 2010-16	—	—	133,561	133,561
Net Loss	—	—	(7,172,835)	(7,172,835)

Balance, December 31, 2011	$3,806	$44,544,874	$(12,089,298)	$32,459,382

See the notes to these consolidated financial statements.

NGA HOLDCO, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2011	2010
Operating activities:
Net loss	$(7,172,835)	$(1,742,557)
Adjustments to reconcile net loss to net cash provided by operating activities:

Equity in loss of Eldorado	4,233,314	1,131,247
Equity in loss of Mesquite	2,620,000	—
Decrease in federal tax asset	—	25,000
Increase in accounts payable and accrued expenses	29,341	1,249
Increase in due to related parties	290,289	610,267

Net cash provided by operating activities:	109	25,206

Investing activities:
Investment in Mesquite Gaming	(8,222,222)	—
Distributions from equity investment in Eldorado	235,641	—

Net cash provided by operating activities:	(7,986,581)	—

Financing activities:
Capital contributions	8,222,222	—

Net increase in cash	235,750	25,206

Cash, beginning of the year	498,299	473,093

Cash, end of the year	$734,049	$498,299

Supplemental cash flow information – Non-cash activities:
Cash obligations paid by the Newport Funds	$290,289	$610,267
Cumulative effect of Eldorado’s adoption of ASU No. 2010-16	133,561	—

See the notes to these consolidated financial statements.

NGA HOLDCO, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010

1. Organization

Business activities

NGA HoldCo, LLC, a Nevada limited liability company (“NGA”), was formed on January 8, 2007 at the direction of Newport Global Opportunities Fund LP, a Delaware limited partnership (“NGOF”) and an affiliate of Newport Global Advisors LP, a Delaware limited partnership (“Newport”). NGA was formed for the primary purpose of holding equity, directly or indirectly through its subsidiaries, in one or more entities related to the gaming industry. The Company has two wholly-owned subsidiaries, NGA Blocker, LLC, a Nevada limited liability company (“Blocker”), and AcquisitionCo, LLC, a Nevada limited liability company (“AcquisitionCo”), each of which was formed on January 8, 2007 (collectively with NGA, the “Company”).

The Company has had no revenue generating business since inception. Its current business plan consists primarily of its holding, through AcquisitionCo, of a 17.0359% equity interest in Eldorado Holdco LLC (the “Eldorado Interest”), a Nevada limited liability company (“Eldorado”) and a 40% equity interest in Mesquite Gaming LLC (the “Mesquite Interest”), a Nevada limited liability company (“Mesquite”). The Eldorado Interest was effectively acquired December 14, 2007 (the “Eldorado Acquisition”), in exchange for certain first mortgage bonds and preferred equity interests (the “Eldorado-Shreveport Investments”) valued at $38,314,863. The Mesquite Interest was acquired August 1, 2011 (the “Mesquite Acquisition”), in exchange for $8,222,222 in cash, of which $7,222,222 and $1,000,000 were contributed to the Company by NGOF and Newport Global Credit Fund (“NGCF”), respectively (collectively, the “Newport Funds”).

Eldorado owns entities that own and operate the Eldorado Hotel & Casino and the Eldorado Resort Casino Shreveport. Eldorado also owns approximately 50% of a joint venture that owns and operates the Silver Legacy Resort Casino (which is seamlessly connected to the Eldorado Hotel & Casino) and approximately 21% of a joint venture that owns and operates Tamarack Junction Casino & Restaurant, a small casino also in Reno. Mesquite is engaged in the casino resort industry in Mesquite, Nevada through its wholly-owned subsidiaries that own and operate the CasaBlanca Resort/Golf/Spa, the Virgin River Hotel/Casino/Bingo, two championship golf courses, a full-service spa, a bowling center, a gun club, restaurants, and banquet and conference facilities. Mesquite also owns the Oasis Resort & Casino, which is currently closed.

Other than its equity interests in Eldorado and Mesquite, along with any indirect interest it may subsequently hold in another entity by virtue of its equity interests in Eldorado and Mesquite, the Company has no current plans to acquire any equity interest in another entity.

Formed in 2005, Newport is a Texas-based investment management firm with approximately $350 million in assets committed to pursuing alternative fixed income strategies. The firm concentrates primarily on the stressed and distressed opportunities within the high yield debt and bank loan markets but may also include the acquisition and disposition of other types of corporate securities and claims. Newport has 11 employees, with its primary office in The Woodlands, TX. Newport’s principals include Timothy T. Janszen, CEO, Ryan Langdon, Senior Managing Director, and Roger A. May, Senior Managing Director. Collectively, the principals have over 35 years of experience investing in the high yield and distressed debt markets. Newport is registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940, as amended. Newport is investment manager of the Newport Funds, private investment funds which seek attractive long-term risk adjusted returns by capitalizing on investments in the distressed debt markets and possibly control-oriented investments. The Newport Funds began investing in 2006.

Concentrations and economic uncertainties

NGA and its consolidated subsidiaries expect to be economically dependent upon relatively few investments in the gaming industry. The United States recently experienced a recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational, construction and real estate market activities and general discretionary consumer spending. Although capital market activity and liquidity are reported to have improved of late, the recovery from this recession period is fragile and there can be no assurance that the Company’s business, which has been severely affected by the downturn, will fully recover to pre-recession levels. In addition, the Company carries cash on deposit with financial institutions substantially in excess of federally-insured limits. The extent of any loss that might be incurred as a result of uninsured deposits in the event of a future failure of a bank or other financial institutions, if any, is not subject to estimate at this time.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Accounting and Presentation

The Company prepares its financial statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of the NGA and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investments in Eldorado and Mesquite (Notes four and five) are accounted for using the equity method of accounting. Accordingly, the Company measures all of its assets and liabilities on the historical cost basis of accounting except as required by GAAP. Such assets are evaluated at least annually (and more frequently when circumstances warrant) to determine if events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of such events or changes in circumstances that might indicate impairment might include an adverse change in the legal, regulatory or business climate relative to gaming nationally or in the jurisdictions in which the Company’s investees operate, or a significant long term decline in historical or forecasted earnings or cash flows of the investee or the fair value of its property or business, possibly as a result of competitive or other economic or political factors. In evaluating whether a loss in value is other than temporary, the Company considers: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the investee, including any specific events which may influence the operations; (3) the Company’s intent and ability to retain its investments in the investee for a period of time sufficient to allow for any anticipated recovery in fair value; (4) the condition and trend of the economic cycle; (5) the investee’s historical and forecasted financial performance; (6) trends in the general market; and (7) the investee’s capital strength and liquidity.

In determining whether the carrying value of the Company’s investment in an investee is less than the estimated fair value of the investment, a discounted cash flow approach to value is used and is based on Level 3 inputs as defined by GAAP. The Company’s valuation model incorporates an estimated weighted-average cost of capital (effectively, a discount rate) and terminal value multiples that are used by market participant. The estimated weighted-average cost of capital is based on the risk free interest rate at the time, adjusted for specific risk factors. The Company also considers the metrics of specific business transactions that may be comparable to varying degrees. The weight assigned to these approaches to value in the Company’s impairment evaluation may vary from period to period depending upon evolving events. Forecasted prospective financial information used in the model is based on management’s excepted course of action. Sensitivity analysis is performed related to key assumptions used, including possible variations in the weighted-average cost of capital and terminal value multiples, among others.

Change of Year-end

On June 4, 2012, the Company’s Board of Managers approved management’s recommendation to change the Company’s year-end for financial reporting purposes from the last day of December to the last day of February. For the two months ended February 29, 2012 and February 28, 2011, the Company had no significant operations or any change in accounting principles. Accordingly, the Company continues to recognize equity in the net income (loss) of its unconsolidated investees on a calendar year basis. For example, the Company’s net income (loss) for the year ending February 28, 2013 will include equity in the net income (loss) of its investees for the their calendar year ending December 31, 2012.

Statement of cash flows

At the request and for the convenience of the Company, disbursements of NGA and its consolidated subsidiaries for operating expenses are made by the Newport Funds directly to vendors and investees, and certain distributions from the Company’s investees may be received directly by InvestCo and/or its beneficial owners. These activities are treated as non-cash operating and financing transactions. If such transactions were treated as constructive cash inflows and outflows in the statements of cash flow, net cash provided by operating activities would be $290,289 and $610,267 lower for the years ended December 31, 2011 and 2010, respectively, and net cash provided by financing activities would be higher by like amounts.

Use of estimates

Timely preparation of financial statements in accordance with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. Management estimates that the Company will eventually sell its investments in unconsolidated investees following an expected economic recovery at a price sufficient to realize the carrying value of the Company’s assets which estimates are subject to material variation over the next year.

Income Taxes

The Company records estimated penalties and interest, if any, related to income tax matters, including uncertain tax positions, if any, as a component of income tax expense. At least annually, management evaluates positions taken (or to be taken) on tax returns that remain subject to examination by federal and state authorities (i.e., tax years 2008 -2011) to determine if there are “uncertain tax positions” as defined by GAAP.

Members’ capital

Allocations of net income and distributions to the Members are determined in accordance with the Company’s operating agreement.

3. Ownership and Management of the Company

Ownership

The Company’s one issued and outstanding Class A Unit, representing all of its voting equity, is held by NGA VoteCo, LLC, a Nevada limited liability company (“VoteCo”). All of the Company’s issued and outstanding Class B Units, representing all of its non-voting equity, are held by NGA No VoteCo, LLC, a Nevada limited liability company (“InvestCo”). At present, the Company has no plans to issue any additional Class A or Class B Units.

VoteCo is owned by Timothy T. Janszen and Ryan L. Langdon, each of whom owns a 42.85% interest, and Roger A. May, who owns a 14.3% interest. Messrs. Janszen, Langdon and May collectively are referred to as the “VoteCo Equityholders”. InvestCo is owned by the Newport Funds. Newport holds all of InvestCo’s issued and outstanding voting securities.

Management

The VoteCo Equityholders, through VoteCo, control all matters of the Company that are subject to the vote of members, including the appointment and removal of managers. Each of the VoteCo Equityholders is a member of the Company’s board of managers, and Mr. Janszen is the Company’s operating manager who has responsibility for the day-to-day management of the Company. The Class B Units issued to InvestCo allow it and its investors to invest in the Company without having any voting power or power to control the operations or affairs of the Company, except as otherwise required by law. If InvestCo and its investors had any of the power to control the operations or affairs of the Company afforded to holders of the Class A Units, they and their respective constituent equityholders would generally be required to be licensed or found suitable under the gaming laws and regulations of the States of Nevada and Louisiana.

Neither the Company’s board of managers nor the Operating Manager may take, or cause the Company to take, the following actions without the approval of VoteCo as the holder of the Company’s voting equity:

•	Materially change in the business purpose of the Company or the nature of the business,

•	Act to render it impossible to carry on the ordinary business of the Company,

•	Remove or appoint any Company manager,

•	Allow any voluntary withdrawal of any member from the Company,

•	Make any assignment for the benefit of creditors, any voluntary bankruptcy of the Company, or any transaction to dissolve, wind up or liquidate the Company, or

•

Make any transaction between the Company and any member or manager of the Company, or any affiliate or direct family member of any member or manager of the Company, that is not made on an arm’s-length basis.

Generally, in all other respects, VoteCo has no power or authority to participate in the management of the Company or to bind or act on behalf of the Company in any way or to render it liable for any purpose. Except as otherwise expressly required by applicable law, InvestCo has neither any right to vote on any matters to be voted on by the members of the Company, nor any power or authority to participate in the management of the Company or bind or act on behalf of the Company in any way or render it liable for any purpose.

Notwithstanding the foregoing provisions, the operating manager has the authority under the Company’s operating agreement to take such actions as he, in his reasonable judgment, deems necessary for the protection and preservation of Company assets if, under the circumstances, in his good faith estimation, there is insufficient time to obtain the approval of the Company’s board of managers and any delay would materially increase the risk to preservation of the Company’s assets.

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

4. Investment in Eldorado

On December 14, 2007, the Company effectively acquired its Eldorado Interest by transferring the Eldorado-Shreveport Investments in part to Eldorado Resorts, LLC (“Resorts”) and the balance to Donald L. Carano (“Carano”), free and clear of any liens. The Eldorado-Shreveport Investments included first mortgage bonds due 2012 (the “Mortgage Bonds”) and 11,000 preferred shares of a partner of the co-issuer of the Mortgage Bonds. The Mortgage Bonds were co-issued by Eldorado Casino Shreveport Joint Venture (the “Louisiana Partnership”) and Shreveport Capital Corporation, a wholly-owned subsidiary of the Louisiana Partnership (the “New Shreveport Notes”). The original principal amount of the Mortgage Bonds was $38,045,363. The 11,000 preferred shares were issued by Shreveport Gaming Holdings, Inc. (“SGH”), then a partner of the Louisiana Partnership, that is not affiliated with Resorts or the Company. Previously in May 2007, NGOF had contributed the Eldorado-Shreveport Investments to the Company at the estimated fair value of such investments as of that date. Effective April 1, 2009, Resorts became a wholly-owned subsidiary of Eldorado when all of the members of Resorts, including AcquisitionCo, exchanged their interests in Resorts for identical interests in Eldorado. Approximately 85% of the Company’s Eldorado Interest was acquired directly from Resorts and the balance from Carano, 14.47% and 2.5659%, respectively.

The Company’s interest in Eldorado was recorded at estimated fair value based on the quoted market price of the Eldorado-Shreveport Investments ($38,314,863) on the acquisition date. Such value exceeded 17.0359% of the carrying (or book) value of Resorts’ equity by approximately $14.8 million. The Company attributed $16.1 million of its $38.3 million acquisition price to intangible assets, $15.4 million to indefinite-lived intangibles assets and $760,000 to definite-lived intangibles assets. Subsequently, the Company has adjusted its equity in the net income (loss) of Eldorado by amortization of the excess purchase price attributed to the definite-lived intangibles, approximately $108,000 annually using an estimated economic life of seven years.

The Company acquired its interest in Eldorado pursuant to the terms and conditions of a purchase agreement, dated July 20, 2007. The parties to the agreement were Resorts, AcquisitionCo, and Carano, now the presiding member of Eldorado’s board of managers and the chief executive officer of Eldorado who then held the same positions with Resorts. Carano or members of his family continue to own directly or indirectly approximately 51% of Eldorado.

Eldorado’s five member board of managers is composed of individuals designated by the parties to the purchase agreement, including one member to be designated by AcquisitionCo, currently Timothy T. Janszen. Members of the board of managers are required to be licensed or found suitable by the relevant Nevada and Louisiana gaming authorities.

As a limited liability company, Eldorado is generally not subject to federal income taxes and its members are required to include their respective shares of Eldorado’s taxable income in their respective income tax returns. Eldorado’s operating agreement provides that the board of managers will distribute each year to each member an amount equal to such member’s allocable share of taxable income multiplied by the highest marginal combined federal, state, and local income tax rate applicable to the members for that year.

Changes in the Company’s investment in Eldorado during the years ended December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Balance, beginning of year	$28,197,330	$29,328,577
Equity in net loss of Eldorado	(4,233,314)	(1,131,247)
Distributions received from Eldorado	(235,641)	—
Eldorado’s adoption of ASU 2010-16	133,561	—

Balance, end of year	$23,861,936	$28,197,330

We evaluated our investment in Eldorado for possible impairment as of December 31, 2011 and December 31, 2010 and determined that no impairment existed. Impairment charges prior to 2010 have totaled approximately $3.6 million.

The following tables present condensed financial information of Eldorado as of December 31, 2011 and 2010, and for the years then ended (in thousands). Certain reclassifications, which had no effect on the previously reported net income (loss) of Eldorado, have been made to Eldorado’s 2010 consolidated statements of operations to conform to its 2011 presentation. Pursuant to guidance in the “Audit and Accounting Guide – Gaming” recently issued by the American Institute of Certified Public Accountants (the “AICPA”), Resorts reclassified amounts paid under its slot participation agreements from casino revenues to casino expenses and reclassified amounts paid under its cash coupons from casino expenses to casino revenues. The total amount reclassified for the year ended December 31, 2010 was $7,764,000. Additionally, Eldorado’s management identified errors in the classification of certain casino expenses and selling, general and administrative expenses which were recorded within food, beverage and entertainment, hotel and other operating expenses. Management determined that Eldorado Shreveport had not allocated the estimated cost of complimentary services to be charged to the casino department from the food, beverage and entertainment, hotel and other operations departments on a consistent basis with other properties operated by Resorts.

	2011	2010
Balance Sheets
Current assets	$39,533	$57,747
Investment in unconsolidated affiliates	5,213	42,994
Property and equipment, net	198,728	209,996
Other assets, net	28,795	22,906

Total assets	$272,269	$333,643

Current liabilities	$27,153	$27,685
Long-term liabilities	179,093	210,053
Equity	66,023	95,905

Total liabilities and partners’ equity	$272,269	$333,643

	2011	2010
Statements of Operations
Net revenues	$256,072	$254,858
Operating expenses	(232,265)	(235,816)
Loss on sale/disposition of long-lived assets	(120)	(266)
Equity in losses of unconsolidated affiliates	(3,695)	(3,899)
Impairment of investment in joint venture	(33,066)	—

Operating (loss) income	(13,074)	14,877
Other expense	(15,946)	(21,064)

Net loss	(29,020)	(6,187)
Net loss attributable to non-controlling interest	4,807	183

Net loss attributable to Eldorado	$(24,213)	$(6,004)

The following tables present condensed financial information of one of Eldorado’s unconsolidated investees, the Silver Legacy Joint Venture, as of December 31, 2011 and 2010, and for the years then ended (in thousands). Certain reclassifications, which had no effect on the previously reported net income (loss) of Silver Legacy, have been made to Silver Legacy’s 2010 consolidated statements of operations to conform to its 2011 presentation. Pursuant to guidance in the “Audit and Accounting Guide—Gaming” recently issued by the American Institute of Certified Public Accountants (the “AICPA”), Silver Legacy reclassified amounts paid under its slot participation agreements from casino revenues to casino expenses. The total amount reclassified for the year ended December 31, 2010 was $0.9 million.

	December 31,
	2011	2010
Balance Sheets
Current assets	$42,504	$38,817
Property and equipment, net	217,038	229,119
Other assets, net	6,979	7,315

Total assets	$266,521	$275,251

Current liabilities	$160,598	$18,510
Long-term liabilities	10,081	150,911
Partners’ equity	95,842	105,830

Total liabilities and partners’ equity	$266,521	$275,251

	2011	2010
Statements of Operations
Net revenues	$122,855	$121,531
Operating expenses	(117,072)	(116,141)

Operating income	5,783	5,390
Other expense	(15,045)	(14,984)

Net loss	$(9,262)	$(9,594)

5. Investment in Mesquite

Mesquite is engaged in the hotel casino industry in Mesquite, Nevada through its wholly-owned subsidiaries C & HRV, LLC (doing business as Virgin River Hotel/Casino/Bingo) and VRCC, LLC and its wholly-owned subsidiaries 5.47 RBI, LLC and RBG, LLC (doing business as CasaBlanca Resort/Golf/Spa) and its wholly-owned subsidiary CasaBlanca Resorts, LLC (doing business as Oasis Resort and Casino which is currently closed) and its wholly-owned subsidiaries Oasis Interval Ownership, LLC, Oasis Interval Management, LLC and Oasis Recreational Properties, Inc.

On August 1, 2011, the Company acquired the 40% Mesquite Interest in exchange for $8,222,222 in cash that was contributed to the Company by the Newport Funds in July 2011. The acquisition was completed upon the transfer to Mesquite of all of the assets of Black Gaming, LLC (“Black Gaming”), including Black Gaming’s direct and indirect ownership interests in its subsidiaries. The transfer of the Black Gaming assets to Mesquite and the acquisition by AcquisitionCo of the Mesquite Interest were pursuant to a joint plan of reorganization (the “Plan”) filed by Black Gaming and its subsidiaries with the United States Bankruptcy Court for the District of Nevada (the “Court”) on March 1, 2010, and approved by the Court on June 28, 2010.

The change in the Company’s initial investment in Mesquite of $8,222,222 subsequent to August 1, 2011, consists solely of the Company’s equity in the net loss of Mesquite for the five months ended December 31, 2011 ($2,620,400).

The following tables present condensed financial information of Mesquite as of December 31, 2011 and 2010, and for the years then ended (in thousands):

	2011	2010
	(Successor)	(Predecessor)
Balance Sheets
Current assets	$13,556	$13,737
Property and equipment, net	63,809	83,461
Other assets, net	12,098	8,888

Total assets	$89,463	$106,086

Current liabilities	$13,050	$25,941
Gaming equipment financing, less current portion	213	—
Liabilities subject to compromise	—	218,613
Long term debt, less current portion	64,500	—
Members’ equity (deficit)	11,700	(138,468)

Total liabilities and members equity (deficit)	$89,463	$106,086

	Successor	Predecessor
	Five Months Ended Dec. 31, 2011	One Day Ended Aug. 1, 2011	Seven Months Ended July 31, 2011	Twelve Months Ended Dec. 31, 2010
Statements of Operations
Net revenues	$37,431	$—	$60,785	$98,414
Operating expenses	(41,493)	—	(57,749)	$(99,400)

Operating income (loss)	(4,062)	—	3,036	(986)
Other income (expense)	(2,488)	91,255	(1,598)	(8,587)

Net income (loss)	$(6,550)	$91,255	$1,438	$(14,298)

6. Transactions with the Newport Funds

In 2007, NGOF received $5,118,172 of interest on the Mortgage Bonds and $61,600 of preferred dividends on behalf of (but did not remit to) the Company which are reflected in the accompanying balance sheets as due from the Newport Funds. There is no formal agreement outlining the settlement of this receivable (and payable discussed in the following paragraph) and, accordingly, the receivable is reflected as a non-current asset.

At December 31, 2011 and 2010, the Company owed $2,859,192 and $2,568,903, respectively, to the Newport Funds for expenses paid on the Company’s behalf since inception of the Company. There have been no repayments of such amounts advanced to the Company. The Newport Funds have agreed to waive demand of payment of the amounts advanced to the Company through March 1, 2013, and, accordingly, the liability is also reflected as long-term.

7. Income Taxes

Blocker, a wholly-owned subsidiary, has elected to be taxed as a corporation. Accordingly, equity in the flow-through earnings of Eldorado and Mesquite is taxed to Blocker. NGA incurs certain other costs, primarily associated with being a public company, including professional and other fees, which, for tax purposes, flow through to its members

A reconciliation between the Company’s effective tax rate and the statutory tax rate for the years ended December 31, 2011 and 2010 follows:

	2011		2010
	Total	Percent	Total	Percent
Statutory federal rate	$(2,510,492)	35.00%	$(609,896)	35.00%
Amount not subject to corporate income taxes	90,590	(1.26)%	73,487	(4.22)%
Permanent items	(14,276)	0.20%	(59,925)	3.44%
Provision to tax return adjustments	—	—	(6,939)	0.40%
Change in valuation allowance	2,434,178	(33.94)%	603,273	(34.62)%

Tax at effective rate	$—	—%	$—	—

The Company has recorded a valuation allowance of 100% of its net deferred tax assets as of December 31, 2011 and 2010, as realization of the deferred tax asset is not considered more likely than not. In assessing the realizability of the deferred tax assets management considered whether future taxable income will be sufficient during the periods in which those temporary differences are deductible or before NOLs expire. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income and tax planning strategies in making this assessment.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used to determine taxable income for income tax reporting purposes. The following table presents the significant components of the non-current deferred tax assets (liabilities) of the Company and its consolidated subsidiaries related to its investments in Eldorado and Mesquitefor the years ended December 31, 2011 and 2010.

	2011	2010
Net operating loss carryforward	$1,562,703	$837,544
Tax credit carryforward	182,791	168,515
Basis difference for investment in Eldorado Resorts LLC	3,887,377	2,108,504
Acquisition costs	144,800	137,500

Subtotal	5,777,671	3,252,063
Less: valuation allowance	(5,777,671)	(3,252,063)

Net deferred tax asset	$—	$—

The Company has a federal income tax net operating loss carryforward of $4,464,866 and a federal income tax credit carry forward of $182,791, both of which will expire between 2028 and 2030.

8. Financial Instruments

Except for cash, the fair value of which equals its carrying value, the only significant financial instruments the Company has are its investments in unconsolidated investees accounted for on the equity method for which fair value disclosure is not required and amounts due to and from members. There is no formal agreement between the Company and its members related to the amounts due to and from the members, including no stated right of offset, repayment terms, and interest rate or method. Accordingly, it is not practical to estimate the fair value of such financial instruments.

9. Subsequent Events

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

NGA HOLDCO, LLC

Date: June 5, 2012	By:	/s/ Timothy T. Janszen
	Name:	Timothy T. Janszen
	Title:	Operating Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy T. Janszen	Operating Manager and Principal Executive	June 5, 2012
Timothy T. Janszen	Officer (Principal Executive Officer)

/s/ Roger A. May	Manager, Principal Financial Officer and	June 5, 2012
Roger A. May	Principal Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Ryan Langdon	Manager	June 5, 2012
Ryan Langdon

Exhibit Index

Exhibit No.	Description

2.1	Subscription Agreement for Class A Unit dated May 31, 2007 (Incorporated by reference to Exhibit No. 2.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

2.2	Subscription Agreement for Class B Units dated May 31, 2007 (Incorporated by reference to Exhibit No. 2.2 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

3.1	Articles of Organization of NGA HoldCo LLC, dated as of January 4, 2007 (Incorporated by reference to Exhibit No. 3.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

3.2	Amended and Restated Operating Agreement of NGA HoldCo LLC (Incorporated by reference to Exhibit No. 3.2 to Amendment No. 1 to the Company’s registration statement on Form 10-SB filed with the SEC on August 31, 2007 – SEC File No. 000-52734)

4.1	Operating Agreement of Eldorado HoldCo LLC, dated as of April 1, 2009 (Incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2009 – SEC File No. 000-52734)

4.2	Amended and Restated Operating Agreement of Eldorado Resorts, LLC dated as of December 14, 2007 (Incorporated by reference to Exhibit No. 4.1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 000-52734)

4.3	Amended and Restated Operating Agreement of Eldorado Resorts LLC, dated as of April 1, 2009 (Incorporated by reference to Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2009 – SEC File No. 000-52734)

10.1	Amended and Restated Purchase Agreement dated as of July 20, 2007 by and among Eldorado Resorts LLC, AcquisitionCo LLC and Donald L. Carano (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s registration statement on Form 10-SB filed with the SEC on August 31, 2007 – SEC File No. 000-52734)

10.2	Put-Call Agreement dated as of December 14, 2007 (Incorporated by reference to Exhibit No. 10.2 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 000-52734)

10.3	Registration Rights Agreement dated as of December 14, 2007 (Incorporated by reference to Exhibit No. 10.3 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 000-52734)

10.4	Assignment and Assumption of Registration Rights Agreement (Incorporated by reference to Exhibit No. 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2009 – SEC File No. 000-52734)

10.5	Indenture dated April 20, 2004, between Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Resorts’ Form 10-Q for the quarterly period ended March 31, 2004 SEC – File No. 333-11811)

Exhibit No.	Description

10.6	Supplemental Indenture, dated August 11, 2005, by and among Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.38 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.7	Second Supplemental Indenture, dated November 21, 2006, by and among Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.39 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.8	Supplemental Indenture, dated as of November 20, 2007 (Incorporated by reference to Exhibit No. 10.7 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 000-52734)

10.9	Environmental Indemnity, entered into as of March 5, 2002 (Incorporated by reference to Exhibit 10.10.6 to Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.10	Loan and Aircraft Security Agreement dated as of December 30, 2005 among Eldorado Resorts LLC and Banc of America Leasing & Capital (Incorporated by reference to Exhibit No. 10.8 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.11	Third Amended and Restated Loan Agreement dated as of February 28, 2006 among Eldorado Resorts LLC and Bank of America, N.A. (formerly Bank of America National Trust and Savings Association), as Issuing Bank and Administrative Agent. (Incorporated by reference to Exhibit No. 10.9 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.12	Amendment No. 1 to Third Amended and Restated Loan Agreement (Incorporated by reference to Exhibit No. 10.11 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 000-52734)

10.13	Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 3.3 to the Form S-4 Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. – SEC File No. 333-87202)

10.14	Management Agreement dated as of June 28, 1996 by and between Eldorado Resorts LLC, Recreational Enterprises, Inc. and Hotel-Casino Management, Inc. (Incorporated by reference to Exhibit 10.3 to the Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement – SEC File No. 333-11811)

10.15	Lease dated July 21, 1972 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.1 to the Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement - SEC File No. 333-11811)

10.16	Addendum to Lease dated March 20, 1973 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.2 to Resorts’ and Eldorado Capital Corp.’s Form S-4 Registration Statement – SEC File No. 333-11811)

Exhibit No.	Description

10.17	Amendment to Lease dated January 1, 1978 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.3 to Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement – SEC File No. 333-11811)

10.18	Amendment to Lease dated January 31, 1985 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.4 to Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement – SEC File No. 333-11811)

10.19	Third Amendment to Lease dated December 24, 1987 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.5 to Resorts’ and Eldorado Capital Corp’s Form S-4 Registration Statement – SEC File No. 333-11811)

10.20	Second Amended and Restated Credit Agreement, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, the banks referred to therein and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.2 to Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.21	Guaranty dated as of March 5, 2002, made by Silver Legacy Capital Corp., in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.3 to Resorts’ Form 10-K for the year ended December 31, 2001 SEC File No. 333-11811)

10.22	Second Amended and Restated Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.4 to the Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.23	Guarantor Security Agreement, dated as of March 5, 2002, by and between Silver Legacy Capital Corp. and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.5 to Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.24	Second Amended and Restated Deed of Trust, dated as of February 26, 2002, but effective March 5, 2002, by and among Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.6 to Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.25	Second Amended and Restated Assignment of Rent and Revenues entered into as of February 26, 2002, but effective as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.7 to the Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.26	Second Amended and Restated Collateral Account Agreement, dated March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.8 to the Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.27	Intercreditor Agreement, dated as of March 5, 2002, by and among Bank of America, N.A., as administrative agent, The Bank of New York, as trustee, Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 10.9.9 to the Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

Exhibit No.	Description

10.28	Indenture, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.1 to the Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.29	Deed of Trust, dated as of February 26, 2002, by Circus and Eldorado Joint Venture, to First American Title Company of Nevada for the benefit of the Bank of New York. (Incorporated by reference to Exhibit 10.10.2 to the Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.30	Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Silver Legacy Corp. for the benefit of The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.3 to the Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.31	Assignment of Rent and Revenues entered into as of February 26, 2002, by and between Circus and Eldorado Joint Venture and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.4 to the Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.32	Collateral Account Agreement, dated as of March 5, 2002, by and among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.5 to the Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.33	Amendment No. 1 to Second Amended and Restated Credit Agreement dated November 4, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to Circus and Eldorado Joint Venture’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 – Commission File No. 333-87202)

10.34	Modification of Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rights dated November 3, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to Circus and Eldorado Joint Venture’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 – Commission File No. 333-87202)

10.35	Amendment No. 2 to Second Amended and Restated Credit Agreement dated June 15, 2005 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to Circus and Eldorado Joint Venture’s Current Report on Form 8-K filed June 20, 2005 – Commission File No. 333-87202)

10.36	Amendment No. 3 to Second Amended and Restated Credit Agreement dated March 2, 2006 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to Circus and Eldorado Joint Venture’s Current Report on Form 8-K filed March 8, 2006 – Commission File No. 333-87202)

10.37	UCC Financing Statement Amendments (Incorporated by reference to Exhibit 4.15 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006 – Commission File No. 333-87202)

Exhibit No.	Description

10.38	Amendment No. 4 to Second Amended and Restated Credit Agreement as of March 28, 2007 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.11 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006 – Commission File No. 333-87202)

10.39	Modification of Second Amended and Restated Assignment of Rents and Revenues between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.12 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006 – Commission File No. 333-87202)

10.40	Second Modification of Second Amended and Restated Construction Deed of Trust between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.13 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006 – Commission File No. 333-87202)

10.41	Fifth Amended and Restated Partnership Agreement of Eldorado Casino Shreveport Joint Venture, dated as of July 22, 2005. (Incorporated by reference to Exhibit No. 10.40 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.42	Amendment No. 1, dated as of November 29, 2007, to the Fifth Amended and Restated Joint Venture Agreement of Eldorado Casino Shreveport Joint Venture (Incorporated by reference to Exhibit No. 10.41 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 000-52734)

10.43	Management Agreement, dated as of July 22, 2005, by and between Eldorado Casino Shreveport Joint Venture and Eldorado Resorts, LLC. (Incorporated by reference to Exhibit No. 10.41 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.44	Amended and Restated Indenture, dated as of July 21, 2005, by and among Eldorado Casino Shreveport Joint Venture, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.42 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.45	Supplemental Indenture, dated as of November 15, 2007 (Incorporated by reference to Exhibit No. 10.44 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 000-52734)

10.46	Fourth Supplemental Indenture, dated as of June 29, 2009, among Eldorado Casino Shreveport Joint Venture, Shreveport Capital Corporation, Eldorado-Shreveport #1, LLC, Eldorado-Shreveport #2, LLC and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2009 – SEC File No. 000-52734)

10.47	Amended and Restated Security Agreement, dated as of July 21, 2005, by Eldorado Casino Shreveport Joint Venture to U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.43 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

Exhibit No.	Description

10.48	Amended and Restated Security Agreement, dated as of July 21, 2005, by Shreveport Capital Corporation to U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.44 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.49	Amended and Restated Mortgage, Leasehold Mortgage, and Assignment of Rents and Leases, dated as of July 21, 2005, by the Company. (Incorporated by reference to Exhibit No. 10.45 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.50	First Amendment to and Restatement of First Preferred Ship Mortgage, dated as of July 21, 2005, by Eldorado Casino Shreveport Joint Venture in favor of U.S. Bank National Association (amending 1999 ship mortgage). (Incorporated by reference to Exhibit No. 10.46 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.51	First Amendment to and Restatement of First Preferred Ship Mortgage, dated as of July 21, 2005, by Eldorado Casino Shreveport Joint Venture in favor of U.S. Bank National Association (amending 2001 ship mortgage). (Incorporated by reference to Exhibit No. 10.47 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.52	Membership Interest Pledge Agreement, dated as of July 22, 2005, by Eldorado Resorts, LLC in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.48 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.53	Partnership Interest Pledge Agreement, dated as of July 22, 2005, by Eldorado-Shreveport #1, LLC in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.49 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.54	Partnership Interest Pledge Agreement, dated as of July 22, 2005, by Eldorado-Shreveport #2, LLC in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.50 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.55	Reaffirmation of Partnership Undertakings, dated as of July 22, 2005, by Eldorado-Shreveport #1, LLC, Eldorado-Shreveport #2, LLC and Shreveport Gaming Holdings, Inc., a Delaware corporation, in favor of U.S. Bank National Association. (Incorporated by reference to Exhibit No. 10.51 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.56	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated February 28, 2006 by Eldorado Resorts LLC in favor of First American Title Company of Nevada, as trustee for the benefit of Bank of America, N.A. (Incorporated by reference to Exhibit No. 10.52 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.57	Third Amended and Restated Security Agreement dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.53 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

Exhibit No.	Description

10.58	Second Amended and Restated Security Agreement dated February 28, 2006 by Eldorado Capital Corp. in favor of Bank of America, N.A. as Administrative Agent (Incorporated by reference to Exhibit No. 10.54 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.59	Third Amended and Restated Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated February 28, 2006 by Eldorado Resorts LLC and C.S.&Y. Associates in favor of First American Title Company of Nevada as trustee for the benefit of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.55 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.60	Second Amended and Restated Assignment of Rents and Revenues dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.56 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.61	Second Amended and Restated Assignment of Subleases and Rents dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.57 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.62	Second Amended and Restated Assignment of Equipment Leases dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.58 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.63	Second Amended and Restated Guaranty dated February 28, 2006 by Eldorado Capital Corp. in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.59 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.64	Agreement, dated May 12, 2009, between Eldorado Resorts LLC and Newport Global Advisors L.P. (Incorporated by reference to Exhibit 10.62 to the Company’s annual report on Form 10-K for the year ended December 31, 2009 – SEC File No. 000-52734)

10.65	Indenture, dated as of June 1, 2011, among Eldorado Resorts LLC, Eldorado Capital Corp. and US Bank National Association, as trustee, and Capital One, NA as collateral trustee.

10.66	Credit Agreement, dated as of June 1, 2011, among Eldorado Resorts LLC, the banks referred to therein and Bank of America, N.A., as administrative agent.

10.67	First Amendment to Management Agreement dated June 28, 1996 by and among Eldorado Resorts LLC, Recreational Enterprises, Inc. and Hotel-Casino Management, Inc.

14.1	Code of Ethics of NGA HoldCo, LLC (Incorporated by reference to Exhibit No. 14.1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 000-52734)

21.1	Subsidiaries of NGA HoldCo LLC (Incorporated by reference to Exhibit No. 21.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from NGA Holdco, LLC Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on June 5, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, (iii) the Consolidated Statement of Changes in Members’ Equity for the years ended December 31, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.