Form 10-QT
period 2012-02-29
NGA Holdco, LLC
filed 2012-06-05
CIK 1405621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period January 1, 2012 to February 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

NGA HOLDCO, LLC

ii

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

NGA Holdco LLC

The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of NGA Holdco, LLC and subsidiaries (the “Company”) as of February 29, 2012 and December 31, 2011, and the related consolidated statements of operations and cash flow for the two months ended February 29, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2012 and December 31, 2011, and the results of its operations and its cash flows for the two months ended February 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ PIERCY BOWLER TAYLOR & KERN

Las Vegas, Nevada

June 5, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

NGA HOLDCO, LLC

CONSOLIDATED BALANCE SHEETS

	Feb 29, 2012	Dec 31, 2011
ASSETS
Current Assets:
Cash	$734,067	$734,049

Other Assets:
Investment in Eldorado	23,861,936	23,861,936
Investment in Mesquite	5,602,222	5,602,222
Due from the Newport Funds	5,179,772	5,179,772

	$35,377,997	$35,377,979

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Current liabilities consisting of accounts payable and accrued expenses	$—	$59,405
Long-term amounts due to the Newport Funds	2,918,538	2,859,192

	2,918,538	2,918,597

Members’ Equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	44,544,874	44,544,874
Accumulated deficit	(12,089,221)	(12,089,298)

	32,459,459	32,459,382

	$35,377,997	$35,377,979

See the notes to these consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Two Months Ended:
	Feb 29, 2012	Feb 28, 2011
		(unaudited)
Equity in net income of unconsolidated investees	$—	$—

Professional fees, licensing, and other expenses	(77)	3,461

Income (loss) before income taxes	77	(3,461)
Income tax expense	—	—

Net income (loss)	$77	$(3,461)

See the notes to these consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Two Months Ended:
	Feb 29, 2012	Feb 28, 2011
		(unaudited)
Operating activities:
Net income (loss)	$77	$(3,461)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Decrease in accounts payable and accrued liabilities	(59,405)	(1,673)
Increase in due to the Newport Funds	59,346	5,157

Net cash provided by operating activities and net increase in cash	18	23

Cash, beginning of period	734,049	498,299

Cash, end of period	$734,067	$498,322

Supplemental cash flow information – Non-cash financing activity
Company obligations paid by the Newport Funds	$59,346	$5,157

See the notes to these consolidated financial statements.

NGA HOLDCO, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Business activities

NGA HoldCo, LLC, a Nevada limited liability company (“NGA”), was formed on January 8, 2007 at the direction of Newport Global Opportunities Fund LP, a Delaware limited partnership (“NGOF”) and an affiliate of Newport Global Advisors LP, a Delaware limited partnership (“Newport”). NGA was formed for the primary purpose of holding equity, directly or indirectly through its subsidiaries, in one or more entities related to the gaming industry. The Company has two wholly-owned subsidiaries, NGA Blocker, LLC, a Nevada limited liability company (“Blocker”), and AcquisitionCo, LLC, a Nevada limited liability company (“AcquisitionCo”), each of which was formed on January 8, 2007 (collectively with NGA, the “Company”) .

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

In determining whether the carrying value of the Company’s investment in an investee is less than the estimated fair value of the investment, a discounted cash flow approach to value is used and is based on Level 3 inputs as defined by GAAP. The Company’s valuation model incorporates an estimated weighted-average cost of capital (effectively, a discount rate) and terminal value multiples that are used by market participants. The estimated weighted-average cost of capital is based on the risk free interest rate at the time, adjusted for specific risk factors. The Company also considers the metrics of specific business transactions that may be comparable to varying degrees. The weight assigned to these approaches to value in the Company’s impairment evaluation may vary from period to period depending upon evolving events. Forecasted prospective financial information used in the model is based on management’s excepted course of action. Sensitivity analysis is performed related to key assumptions used, including possible variations in the weighted-average cost of capital and terminal value multiples, among others.

Change of Year-end

On June 4, 2012, the Company’s Board of Managers approved management’s recommendation to change the Company’s year-end for financial reporting purposes from the last day of December to the last day of February. For the two months ended February 29, 2012 and February 28, 2011, the Company had no significant operations or change in accounting principles. Accordingly, the Company continues to recognize equity in the net income (loss) of its unconsolidated investees on a calendar year basis. For example, the Company’s net income (loss) for the year ending February 28, 2013 will include equity in the net income (loss) of its investees for the their calendar year ending December 31, 2012.

Statement of cash flows

At the request and for the convenience of the Company, disbursements of the Company for operating expenses are made by the Newport Funds directly to vendors and investees, and certain distributions from the Company’s investees may be received directly by InvestCo and/or its beneficial owners. These activities are treated as non-cash operating and financing transactions. If such transactions were treated as constructive cash inflows and outflows in the statements of cash flow, net cash provided by operating activities would be $59,346 and $5,157 lower for the two months ended February 29, 2012 and February 28, 2011, respectively, and net cash provided by financing activities would be higher by like amounts.

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

Changes in the Company’s investment in Eldorado during the two months ended February 29, 2012 and the year ended December 31, 2011 are as follows:

	Feb 29, 2012	Dec 31, 2011
Balance, beginning of period	$23,861,936	$28,197,330
Equity in net loss of Eldorado	—	(4,233,314)
Distributions received from Eldorado	—	(235,641)
Eldorado’s adoption of ASU 2010-16	—	133,561

Balance, end of period	$23,861,936	$23,861,936

We evaluated our investment in Eldorado for possible impairment as of December 31, 2011 and determined that no impairment existed.

The following tables present condensed financial information of Eldorado as of December 31, 2011 and 2010, and for the years then ended (in thousands). Certain reclassifications, which had no effect on the previously reported net income (loss) of Eldorado, have been made to Eldorado’s 2010 consolidated statements of operations to conform to its 2011 presentation:

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

The change in the Company’s initial investment in Mesquite of $8,222,222 subsequent to August 1, 2011, consists solely of the Company’s equity in the net loss of Mesquite for the five months ended December 31, 2011 ($2,620,400) as there was no change in the Company’s investment in Mesquite during the two months ended February 29, 2012.

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

At February 29, 2012 and December 31, 2011, the Company owed $2,918,538 and $2,859,192, respectively, to the Newport Funds for expenses paid on the Company’s behalf since inception of the Company. There have been no repayments of such amounts advanced to the Company. The Newport Funds have agreed to waive demand of payment of the amounts advanced to the Company through March 1, 2013, and, accordingly, the liability is also reflected as long-term.

7. Income Taxes

Blocker, a wholly-owned subsidiary, has elected to be taxed as a corporation. Accordingly, equity in the flow-through earnings of Eldorado and Mesquite is taxed to Blocker. NGA incurs certain other costs, primarily associated with being a public company, including professional and other fees, which, for tax purposes, flow through to its members.

For the periods presented, the Company’s effective and statutory tax rates did not vary materially and the only reconciling item was an immaterial change in valuation allowance to reduce income taxes (benefit) to zero.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used to determine taxable income for income tax reporting purposes. The following table presents the significant components of the non-current deferred tax assets (liabilities) of the Company and its consolidated subsidiaries related to its investments in Eldorado and Mesquite.

Net operating loss carryforward	$1,562,703
Tax credit carryforward	182,791
Basis difference for investment in Eldorado Resorts LLC	3,887,377
Acquisition costs	144,800

Subtotal	5,777,671
Less: valuation allowance	(5,777,671)

Net deferred tax asset	$—

The Company has a federal income tax net operating loss carryforward of approximately $4,465,000 and a federal income tax credit carry forward of $182,791, both of which will expire between 2028 and 2030.

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

The following information should be read in conjunction with the accompanying consolidated financial statements of this Transition Report and our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the U.S. Securities and Exchange Commission (or SEC).

On June 1, 2012, the Company’s Board of Managers approved management’s recommendation to change the Company’s year-end for financial reporting purposes from the December 31st to the last day of February. Going forward, the Company’s fiscal quarters will end on the last day of May, August, November, and February. In the past, the Company has frequently requested extensions of time to file its periodic reports due to its investees not reporting early enough for the Company to complete its periodic reports, including accounting for its equity in its unconsolidated investees’ net earnings, prior to the respective deadlines. This change will alleviate the time constraints previously encountered. The Company will continue to recognize equity in the earnings of its unconsolidated investees on a calendar year basis. For example, the Company’s net income (loss) for the year ending February 28, 2013 will include equity in the net earnings of its unconsolidated investees for the calendar year ending December 31, 2012.

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

The Company has had no revenue generating business since inception. Its only operations have consisted of equity in the net income (losses) of Eldorado and Mesquite, interest income earned on the Eldorado-Shreveport Investments, and nominal administrative expenses. The Company had no significant operations during the two month periods ended February 29, 2012 and February 28, 2011.

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

Results of Operations, 2012 Versus 2011

For the two months ended February 29, 2012 and February 28, 2011, the Company had no significant operations or change in accounting principles.

Liquidity and Capital Resources

The Company expects to incur approximately $0.3 million during the remainder of 2012 in costs associated with the Company’s ownership of its interests in Eldorado and Mesquite and approximately $0.1 million in costs associated with maintaining its gaming and related licenses in Nevada and Louisiana. These costs are expected to be funded by the Newport Funds. The Company has no current plans to make any additional investments. Thus, the Company has the resources to fund its operations and commitments in 2012.

Critical Accounting Estimates and Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to those policies during the two months ended February 29, 2012.

Recently Issued Accounting Standards

No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our future financial position, results of operations, or cash flows.

Off Balance Sheet Arrangements

The Company currently has no off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

Item 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was performed by management, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective as of February 29, 2012.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting. Based on that evaluation, there have been no changes in our internal control over financial reporting during the two month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits.

The exhibits listed in the accompanying Exhibit Index are incorporated by reference into this Item 6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGA HOLDCO, LLC

Date: June 5, 2012	By:	/S/ Timothy T. Janszen

Timothy T. Janszen
Operating Manager
(Principal Executive Officer)

Date: June 5, 2012	By:	/S/ ROGER A. MAY

Roger A. May
Manager
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from NGA Holdco, LLC Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011, filed with the Securities and Exchange Commission on June 1, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at February 29, 2012 and December 31, 2011; (ii) the Consolidated Statements of Operations for the two months ended February 29, 2012 and February 28, 2011; (iii) the Consolidated Statements of Cash Flows for the two months ended February 29, 2012 and February 28, 2011; and (iv) the Notes to Consolidated Financial Statements.