Form 10-K/A
period 2011-12-31
NGA Holdco, LLC
filed 2012-06-06
CIK 1405621

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

NGA HoldCo, LLC is filing this Amendment No. 1 (this “amendment”) on Form 10-K/A solely for the purpose of correcting incorrectly checked boxes on the cover page of its annual report on Form 10-K for the year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission on June 5, 2012. The Company has not yet filed its quarterly report on Form 10-Q for the three months ended March 31, 2012, which it plans to file as soon as is practicable.

Item 6. Exhibits

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

NGA HOLDCO, LLC

Date: June 6, 2012	By:	/S/ Timothy T. Janszen
Timothy T. Janszen
Operating Manager
(Principal Executive Officer)

Date: June 6, 2012	By:	/S/ ROGER A. MAY
Roger A. May
Manager
(Principal Financial Officer)