Form 10-QT/A
period 2012-02-29
NGA Holdco, LLC
filed 2012-06-06
CIK 1405621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

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

EXPLANATORY NOTE

NGA HoldCo, LLC is filing this Amendment No. 1 (this “amendment”) on Form 10-Q/A solely for the purpose of correcting incorrectly checked boxes on the cover page of its transition report on Form 10-Q for the two months ended February 29, 2012, filed with the U.S. Securities and Exchange Commission on June 5, 2012. The Company has not yet filed its quarterly report on Form 10-Q for the three months ended March 31, 2012, which it plans to file as soon as is practicable.

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