Form 10-Q
period 2012-03-31
NGA Holdco, LLC
filed 2012-07-16
CIK 1405621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

NGA HOLDCO, LLC

FORM 10-Q

ii

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

NGA HOLDCO, LLC

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash	$733,904	$734,049

Other Assets:
Investment in Eldorado	24,265,671	23,861,936
Investment in Mesquite	6,255,022	5,602,222
Due from the Newport Funds	5,179,772	5,179,772

	$36,434,369	$35,377,979

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Current liabilities consisting of accounts payable and accrued expenses	$27,520	$59,405
Long term amounts due to the Newport Funds	2,919,339	2,859,192

	2,946,859	2,918,597

Members’ Equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	44,544,874	44,544,874
Accumulated deficit	(11,061,170)	(12,089,298)

	33,487,510	32,459,382

	$36,434,369	$35,377,979

See notes to consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2012	2011
Equity in net income (loss) of unconsolidated investees	$1,056,535	$(125,571)
Professional fees, licensing, and other expenses	28,407	114,030

Net income (loss) before income taxes	1,028,128	(239,601)
Income tax expense	—	—

Net income (loss)	$1,028,128	$(239,601)

See notes to consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2012	2011
		(reclassified, Note 2)
Operating activities:
Net loss	$1,028,128	$(239,601)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of Eldorado	(403,735)	125,571
Equity in income of Mesquite	(652,800)	—
(Decrease) increase in accounts payable and accrued liabilities	(31,885)	95,462

Net cash used in operating activities:	(60,292)	(18,568)
Financing activities:
Advances received from the Newport Funds	60,147	18,594

Net change in cash	(145)	26

Cash, beginning of period	734,049	498,299

Cash, end of period	$733,904	$498,325

Supplemental cash flow information – Non-cash financing activity
Company obligations paid by the Newport Funds	$60,147	$18,594

See notes to consolidated financial statements.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Accounting and Presentation

The interim financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial information. Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made (consisting of normal recurring adjustments). Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full fiscal year. All significant intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Commission on June 5, 2012, from which the balance sheet information as of December 31, 2011 was derived.

Investments in Eldorado and Mesquite (Notes 4 and 5) are accounted for using the equity method of accounting. Accordingly, the Company measures all of its assets and liabilities on the historical cost basis of accounting except as required by GAAP. Such assets are evaluated at least annually (and more frequently when circumstances warrant) to determine if events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of such events or changes in circumstances that might indicate impairment might include an adverse change in the legal, regulatory or business climate relative to gaming nationally or in the jurisdictions in which the Company’s investees operate, or a significant long term decline in historical or forecasted earnings or cash flows of an investee or the fair value of its property or business, possibly as a result of competitive or other economic or political factors. In evaluating whether a loss in value is other than temporary, the Company considers: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the investee, including any specific events which may influence the operations; (3) the Company’s intent and ability to retain its investments in the investee for a period of time sufficient to allow for any anticipated recovery in fair value; (4) the condition and trend of the economic cycle; (5) the investee’s historical and forecasted financial performance; (6) trends in the general market; and (7) the investee’s capital strength and liquidity.

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

Change of Year-end

This Quarterly Report on Form 10-Q is the final one to be filed on the basis of a December 31st year end. On June 4, 2012, the Company’s Board of Managers approved management’s recommendation to change the Company’s year-end for financial reporting purposes from the last day of December to the last day of February. For the two months ended February 29, 2012 and February 28, 2011, the Company had no significant operations or change in accounting principles. See the Company’s Transition Report on Form 10-Q for the period January 1, 2012 to February 29, 2012, which was filed with the Commission on June 5, 2012.

Change in accounting method

At the request of, and for the convenience of, the Company, disbursements of the Company for operating expenses are made by the Newport Funds directly to vendors and investees, and certain distributions from the Company’s investees may be received directly by the Company’s members and/or their beneficial owners. Prior to January 1, 2012, these activities were treated as non-cash operating and financing transactions. Subsequently, such transactions are treated as constructive cash inflows and outflows in the statements of cash flow, which management believes is a preferable method because it more accurately reflects the Company’s operating requirements and capital resources. Under this method, net cash used by operating activities and cash provided by financing activities are each $60,147 higher for the three months ended March 31, 2012 and $18,594 higher for the three months ended March 31, 2011, respectively, after reclassification of 2011 amounts for comparability with the current period presentation.

Use of estimates

Timely preparation of financial statements in accordance with the rules and regulations of the Commission requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. Management estimates that the Company will eventually sell its investments in unconsolidated investees following an expected economic recovery at a price sufficient to realize the carrying value of the Company’s assets which estimates are subject to material variation over the next year.

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

We evaluated our investment in Eldorado for possible impairment as of March 31, 2012 and December 31, 2011 and determined that no impairment existed.

The following table presents unaudited condensed financial information of Eldorado for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Net revenues	$63,735	$61,739

Operating income	$6,599	$4,423

Net income (loss)	$2,529	$(653)
Net loss attributable to non-controlling interest	—	75

Net loss attributable to Eldorado	$2,529	$(578)

The following table presents unaudited condensed financial information of one of Eldorado’s unconsolidated investees, the Silver Legacy Joint Venture, for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Net revenues	$25,983	$27,825

Operating loss	$(2,372)	$(148)

Net loss	$(6,082)	$(3,908)

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

The following table presents unaudited condensed financial information of Mesquite for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
	(Successor)	(Predecessor)
Net revenues	$28,463	$27,460

Operating income	$3,118	$2,797

Net income (loss)	$1,632	$2,243

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

At March 31, 2012 and December 31, 2011, the Company owed $2,919,339 and $2,859,192, respectively, to the Newport Funds for expenses paid on the Company’s behalf since inception of the Company. There have been no repayments of such amounts advanced to the Company and there is no formal agreement outlining the settlement of the receivable and payable between the Newport Funds and the Company. Accordingly, the receivable and payable are reflected as a non-current asset and a non-current liability, respectively, at March 31, 2012 and December 31, 2011.

7. Income Taxes

Blocker, a wholly-owned subsidiary, has elected to be taxed as a corporation. Accordingly, equity in the flow-through earnings of Eldorado and Mesquite is taxed to Blocker. NGA incurs certain other costs, primarily associated with being a public company, including professional and other fees, which, for tax purposes, flow through to its members. The Company has recorded a valuation allowance of 100% of its net deferred tax assets as realization of the deferred tax asset is not considered more likely than not. However, during the most recent period presented, a portion of the valuation allowance was reversed sufficient to reduce income tax expense to zero. For these reasons, the Company’s effective tax rates for the periods presented are different than the statutory federal rate of 35%.

8. Financial Instruments

Except for cash, the fair value of which equals its carrying value, the only significant financial instruments that the Company has are its investments in unconsolidated investees accounted for using the equity method (for which fair value disclosure is not required) and amounts due to and from members. There is no formal agreement between the Company and its members related to the amounts due to and from the members, including no stated right of offset, repayment terms, and interest rate or method. Accordingly, it is not practical to estimate the fair value of such financial instruments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the accompanying consolidated financial statements of this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the U.S. Securities and Exchange Commission (or SEC).

On June 4, 2012, the Company’s Board of Managers approved management’s recommendation to change the Company’s year-end for financial reporting purposes from December 31st to the last day of February. This Quarterly Report is the Company’s last to be filed on the basis of a December 31st year end. Going forward, the Company’s fiscal quarters will end on the last day of May, August, November, and February. In the past, the Company has needed to request extensions of time to file its periodic reports due to its investees not reporting early enough for the Company to complete its periodic reports, including accounting for its equity in its unconsolidated investees’ net earnings, prior to the respective deadlines. This change is intended to alleviate the time constraints previously encountered. The Company will continue to recognize equity in the earnings of its unconsolidated investees on a calendar year basis. For example, the Company’s net income (loss) for the year ending February 28, 2013 will include equity in the net earnings of its unconsolidated investees for the calendar year ending December 31, 2012.

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

Eldorado

Eldorado, through Resorts, owns and operates the Eldorado-Reno, a premier hotel/casino and entertainment facility in Reno, Nevada and the Eldorado-Shreveport, an all-suite art deco-style hotel and a tri-level riverboat dockside casino complex situated along the Red River in Shreveport, Louisiana. Eldorado also owns, through Resorts, a 21.25% interest in Tamarack Junction, a small casino in south Reno. An approximately 96% owned subsidiary of Resorts owns a 50% interest in a joint venture that owns the Silver Legacy Resort Casino, a major, themed hotel/casino located adjacent to Eldorado-Reno.

On June 1, 2011, Resorts and Eldorado Capital Corp., a Nevada Corporation that is a wholly-owned subsidiary of Resorts, completed the issuance of $180 million of 8.625% Senior Secured Notes due June 15, 2019 (the “Resorts Senior Notes”). Also, on June 1, 2011, Resorts entered into a new $30 million senior secured revolving credit facility available until June 30, 2014 (the “Resorts New Credit Facility”), which consists of a $15 million term loan requiring principal payments of $1.25 million each quarter beginning September 30, 2011, and a $15 million revolving credit facility. Proceeds from the issuance of the Resorts Senior Notes, together with borrowings under the New Credit Facility, were used to redeem approximately $ 230 million of previously outstanding debt owed by Resorts and its subsidiaries, of which approximately $31 million was held by Resorts. The remaining previously outstanding debt was called and redeemed on August 1, 2011 utilizing $9.7 million of restricted cash which was set aside on June 1, 2011 for the purpose of redeeming the notes that were called. Interest on the Senior Secured Notes is payable semiannually each June 15 and December 15 (commencing on December 15, 2011) to holders of record on the preceding June 1 or December 1, respectively. Interest for each Eurodollar Rate loan is payable on the last day of the loan, provided, however, that if the period exceeds three months the interest will be payable on the respective dates that fall every three months after the beginning of the loan period. For each Base Rate loan, interest is payable as the end of the respective quarter. The interest period cannot exceed the maturity date of the credit facility for either a Eurodollar loan or Base Rate loan.

Operational highlights for Eldorado for the three months ended March 31, 2012 included net operating revenues of approximately $63.7 million and operating expenses of approximately $57.3 million. Eldorado’s equity in net loss of unconsolidated affiliates was approximately $0.2 million and interest expense was approximately $4.1 million for the period. Net income for the quarter was approximately $2.5 million, compared with a net loss of approximately $0.6 million for the corresponding quarter of 2011. The year over year quarterly increase in net income of approximately $3.1 million was due primarily to a $1 million decrease in interest expense and a $1.9 million increase in equity in income of unconsolidated affiliates when comparing the quarter ended March 31, 2012 to the same period of 2011. The increase in operating revenues of $2 million was largely offset by a $1.9 million increase in operating expenses when comparing the quarter ended March 31, 2012 to the same period of 2011.

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

Operational highlights for Mesquite for the three months ended March 31, 2012 included net operating revenues of approximately $28.5 million and operating expenses of approximately $25.3 million. Interest expense during the period was $1.5 million and net income was $1.6 million.

Results of Operations, Three Months ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

For the three months ended March 31, 2012, the Company’s equity in the net income of its unconsolidated investees was approximately $1.1 million, with Eldorado and Mesquite accounting for approximately $0.4 million and $0.7 million, respectively, compared to equity in the net loss of Eldorado of $0.1 million for the same period of 2011. The increase was largely attributable to decreased interest expense and increased equity in the income of unconsolidated affiliates for Eldorado when comparing the quarter ended March 31, 2012 to the same period of 2011, along with the Company’s equity in the net income of Mesquite, which the Company acquired a 40% interest in on August 1, 2011.

Liquidity and Capital Resources

The Company expects to incur approximately $0.3 million during the remainder of 2012 in costs associated with the Company’s ownership of its interests in Eldorado and Mesquite and approximately $0.1 million in costs associated with maintaining its gaming and related licenses in Nevada and Louisiana. These costs are expected to be funded by the Newport Funds. The Company has no current plans to make any additional investments. Thus, the Company has the resources to fund its operations and commitments during the remainder of 2012.

Critical Accounting Estimates and Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to those policies during the three months ended March 31, 2012 other than those explained in Note 2 to these Consolidated Financial Statements.

Recently Issued Accounting Standards

No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our future financial position, results of operations, or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was performed by management, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting. Based on that evaluation, there have been no changes in our internal control over financial reporting during the three month period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed in the accompanying Exhibit Index are incorporated by reference into this Item 6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGA HOLDCO, LLC

Date: July 16, 2012	By:	/S/ TIMOTHY T. JANSZEN
Timothy T. Janszen Operating Manager (Principal Executive Officer)

Date: July 16, 2012	By:	/S/ ROGER A. MAY
Roger A. May Manager (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from NGA Holdco, LLC Quarterly Report on Form 10-Q for the three months ended March 31, 2012, filed with the Securities and Exchange Commission on July 13, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (iv) the Notes to Consolidated Financial Statements.