Form 10-Q
period 2012-05-31
NGA Holdco, LLC
filed 2012-07-16
CIK 1405621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

NGA HOLDCO, LLC

FORM 10-Q

ii

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

NGA HOLDCO, LLC

CONSOLIDATED BALANCE SHEETS

	May 31, 2012	February 29, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash	$733,954	$734,067

Other Assets:
Investment in Eldorado	24,265,671	23,861,936
Investment in Mesquite	6,255,022	5,602,222
Due from the Newport Funds	5,179,772	5,179,772

	$36,434,419	$35,377,997

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Current liabilities consisting of accounts payable and accrued expenses	$50,862	$—
Long term amounts due to the Newport Funds	2,956,466	2,918,538

	3,007,328	2,918,538

Members’ Equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	44,544,874	44,544,874
Accumulated deficit	(11,121,589)	(12,089,221)

	33,427,091	32,459,459

	$36,434,419	$35,377,997

See notes to consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended May 31,
	2012	2011
Equity in net income (loss) of unconsolidated investees	$1,056,535	$(125,571)
Professional fees, licensing, and other expenses	88,903	142,238

Net income (loss) before income taxes	967,632	(267,809)
Income tax expense	—	—

Net income (loss)	$967,632	$(267,809)

See notes to consolidated financial statements.

NGA HOLDCO, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended May 31,
	2012	2011
		(reclassified, Note 2)
Operating activities:
Net loss	$967,632	$(267,809)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of Eldorado	(403,735)	125,571
Equity in income of Mesquite	(652,800)	—
Increase (decrease) in accounts payable and accrued liabilities	50,862	(14,726)

Net cash used in operating activities:	(38,041)	(156,964)
Financing activities:
Advances received from the Newport Funds	37,928	156,985

Net change in cash	(113)	21

Cash, beginning of period	734,067	498,322

Cash, end of period	$733,954	$498,343

Supplemental cash flow information – Non-cash financing activity
Company obligations paid by the Newport Funds	$37,928	$156,985

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Accounting and Presentation

The interim financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial information. Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made (consisting of normal recurring adjustments). Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full fiscal year. All significant intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Commission on June 5, 2012, from which the balance sheet information as of February 29, 2012 was derived.

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

Change in accounting method

At the request of, and for the convenience of, the Company, disbursements of the Company for operating expenses are made by the Newport Funds directly to vendors and investees, and certain distributions from the Company’s investees may be received directly by the Company’s members and/or their beneficial owners. Prior to January 1, 2012, these activities were treated as non-cash operating and financing transactions. Subsequently, such transactions are treated as constructive cash inflows and outflows in the statements of cash flow, which management believes is a preferable method because it more accurately reflects the Company’s operating requirements and capital resources. Under this method, net cash used by operating activities and cash provided by financing activities are each $37,928 higher for the three months ended May 31, 2012 and $156,985 higher for the three months ended May 31, 2011 after reclassification of 2011 amounts for comparability with the current period presentation.

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

We evaluated our investment in Eldorado for possible impairment as of May 31, 2012 and February 29, 2012 and determined that no impairment existed.

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

At May 31, 2012 and February 29, 2012, the Company owed $2,956,466 and $2,918,538, respectively, to the Newport Funds for expenses paid on the Company’s behalf since inception of the Company. There have been no repayments of such amounts advanced to the Company and there is no formal agreement outlining the settlement of the receivable and payable between the Newport Funds and the Company. Accordingly, the receivable and payable are reflected as a non-current asset and a non-current liability, respectively, at May 31, 2012 and February 29, 2012.

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

The following information should be read in conjunction with the accompanying consolidated financial statements of this Quarterly Report and our Annual Report on Form 10-K for the year ended February 29, 2012, as filed with the U.S. Securities and Exchange Commission (or SEC).

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

Results of Operations, Three Months ended May 31, 2012 Compared to the Three Months Ended May 31, 2011

For the three months ended May 31, 2012, the Company’s equity in the net income of its unconsolidated investees was approximately $1.1 million, with Eldorado and Mesquite accounting for approximately $0.4 million and $0.7 million, respectively, compared to equity in the net loss of Eldorado of $0.1 million for the same period of 2011. The increase was largely attributable to decreased interest expense and increased equity in the income of unconsolidated affiliates for Eldorado when comparing the quarter ended May 31, 2012 to the same period of 2011, along with the Company’s equity in the net income of Mesquite, which the Company acquired a 40% interest in on August 1, 2011.

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

Critical Accounting Estimates and Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended February 29, 2012. There have been no material changes to those policies during the three months ended May 31, 2012 other than those explained in Note 1 to these Consolidated Financial Statements.

Recently Issued Accounting Standards

No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our future financial position, results of operations, or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was performed by management, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective as of May 31, 2012.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting. Based on that evaluation, there have been no changes in our internal control over financial reporting during the three month period ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NGA HOLDCO, LLC

Date: July 16, 2012	By:	/S/ Timothy T. Janszen
Timothy T. Janszen Operating Manager (Principal Executive Officer)

Date: July 16, 2012	By:	/S/ ROGER A. MAY
Roger A. May Manager (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from NGA Holdco, LLC Quarterly Report on Form 10-Q for the three months ended May 31, 2012, filed with the Securities and Exchange Commission on July 16, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at May 31, 2012 and February 29, 2012; (ii) the Consolidated Statements of Operations for the three months ended May 31, 2012 and 2011; (iii) the Consolidated Statements of Cash Flows for the three months ended May 31, 2012 and 2011; and (iv) the Notes to Consolidated Financial Statements.