Form 10-Q
period 2012-08-31
NGA Holdco, LLC
filed 2012-10-15
CIK 1405621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2012
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	(Do not check if a smaller ☐ reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

NGA HOLDCO, LLC
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
NGA HOLDCO, LLC
CONSOLIDATED BALANCE SHEETS

	August 31, 2012	February 29, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash	$733,954	$734,067
Other Assets:
Investment in Eldorado	24,804,160	23,861,936
Investment in Mesquite	5,707,422	5,602,222
Due from the Newport Funds	5,179,772	5,179,772
	$36,425,308	$35,377,997
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Current liabilities consisting of accounts payable and accrued expenses	$54,244	$—
Long term amounts due to the Newport Funds	3,120,629	2,918,538
	3,174,873	2,918,538
Members’ Equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	44,544,874	44,544,874
Accumulated deficit	(11,298,245)	(12,089,221)
	33,250,435	32,459,459
	$36,425,308	$35,377,997
See notes to consolidated financial statements.

NGA HOLDCO, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2012	2011	2012	2011
Equity in net income (loss) of unconsolidated investees	$(9,111)	$744,624	$1,047,424	$619,053
Professional fees, licensing, and other expenses	167,545	41,597	256,448	183,836
Net income (loss) before income taxes	(176,656)	703,027	790,976	435,217
Income tax expense	—	—	—	—
Net income (loss)	$(176,656)	$703,027	$790,976	$435,217
See notes to consolidated financial statements.

NGA HOLDCO, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	August 31,
	2012	2011
		(reclassified, Note 2)
Operating activities:
Net income	$790,976	$435,217
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income of Eldorado	(942,224)	(619,053)
Equity in net income of Mesquite	(105,200)	—
(Decrease) increase in accounts payable and accrued liabilities	54,244	(24,836)
Net cash used in operating activities:	(202,204)	(208,672)

Investing activities:
Investment in Mesquite	—	(8,222,222)

Financing activities:
Capital contributions	—	8,222,222
Advances received from the Newport Funds	202,091	208,720
Net cash used in financing activities:	202,091	8,430,942

Net change in cash	(113)	48

Cash, beginning of period	734,067	498,322

Cash, end of period	$733,954	$498,370

Supplemental cash flow information – Non-cash financing activity
Company obligations paid by the Newport Funds	$202,091	$208,720
See notes to consolidated financial statements.

NGA HOLDCO, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Business activities
NGA HoldCo, LLC, a Nevada limited liability company (“NGA”), was formed on January 8, 2007 at the direction of Newport Global Opportunities Fund LP, a Delaware limited partnership (“NGOF”) and an affiliate of Newport Global Advisors LP, a Delaware limited partnership (“Newport”). NGA was formed for the primary purpose of holding equity, directly or indirectly through its subsidiaries, in one or more entities related to the gaming industry. The Company has two wholly-owned subsidiaries, NGA Blocker, LLC, a Nevada limited liability company (“Blocker”), and AcquisitionCo, LLC, a Nevada limited liability company owned indirectly through Blocker (“AcquisitionCo”), each of which was formed on January 8, 2007 (collectively with NGA, the “Company”) .
The Company has had no revenue generating business since inception. Its current business plan consists primarily of its holding, through AcquisitionCo, of a 17.0359% equity interest (the “Eldorado Interest”) in Eldorado Holdco LLC, a Nevada limited liability company (“Eldorado”) and a 40% equity interest (the “Mesquite Interest”) in Mesquite Gaming LLC, a Nevada limited liability company (“Mesquite”). The Eldorado Interest was effectively acquired December 14, 2007 (the “Eldorado Acquisition”), in exchange for certain first mortgage bonds and preferred equity interests (the “Eldorado-Shreveport Investments”) valued at $38,314,863. The Mesquite Interest was acquired August 1, 2011 (the “Mesquite Acquisition”), in exchange for $8,222,222 in cash, of which $7,222,222 and $1,000,000 were contributed to the Company by NGOF and Newport Global Credit Fund (“NGCF,” and collectively with NGOF, the “Newport Funds”), respectively. .
Eldorado owns entities that own and operate the Eldorado Hotel & Casino located in Reno and the Eldorado Resort Casino Shreveport. Eldorado also owns an approximately 50% interest in a joint venture that owns and operates the Silver Legacy Resort Casino (which is seamlessly connected to the Eldorado Hotel & Casino) and approximately 21% interest in a joint venture that owns and operates Tamarack Junction Casino & Restaurant, a small casino also located in Reno.
Mesquite is engaged in the casino resort industry in Mesquite, Nevada through wholly-owned subsidiaries that own and operate the CasaBlanca Resort/Golf/Spa, the Virgin River Hotel/Casino/Bingo, two championship golf courses, a full-service spa, a bowling center, a gun club, restaurants, and banquet and conference facilities. Mesquite also owns the Oasis Resort & Casino, which is currently closed.
The Company possesses no equity interests other than its equity interests in Eldorado and Mesquite, along with any indirect interests it holds in other entities by virtue of its equity interests in Eldorado and Mesquite, and has no current plans to acquire any interest in another entity.
Formed in 2005, Newport is a Texas-based investment management firm focused on alternative fixed income strategies. The firm concentrates primarily on the stressed and distressed opportunities within the high yield debt and bank loan markets but may also include the acquisition and disposition of other types of corporate securities and claims. Newport has 11 employees, with its primary office in The Woodlands, TX. Newport’s principals include Timothy T. Janszen, CEO, Ryan Langdon, Senior Managing Director, and Roger A. May, Senior Managing Director. Collectively, the principals have over 35 years of experience investing in the high yield and distressed debt markets. Newport is registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940, as amended. Newport is investment manager of the Newport Funds, private investment funds which seek attractive long-term risk adjusted returns by capitalizing on investments in the distressed debt markets and possibly control-oriented investments. The Newport Funds began investing in 2006.
Concentrations and economic uncertainties
The Company is, and expects to continue to be, economically dependent upon relatively few investments in the gaming industry. The United States recently experienced a recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational, construction and real estate market activities and general discretionary consumer spending. Although capital market activity and liquidity are reported to have improved of late, the recovery from this recession period is fragile and there can be no assurance that the Company’s business, which has been severely affected by the downturn, will fully recover to pre-recession levels. In addition, the Company carries cash on deposit with financial institutions substantially in excess of federally-insured limits. The extent of any loss that might be incurred as a result of uninsured deposits in the event of a future failure of a bank or other financial institutions, if any, is not subject to estimate at this time.

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
Investments in Eldorado and Mesquite (Notes 4 and 5) are accounted for using the equity method of accounting. Accordingly, the Company measures all of its assets and liabilities on the historical cost basis of accounting except as required by GAAP. Such assets are evaluated at least annually (and more frequently when circumstances warrant) to determine if events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of such events or changes in circumstances that might indicate impairment might include an adverse change in the legal, regulatory or business climate relative to gaming nationally or in the jurisdictions in which the Company’s investees operate, or a significant long-term decline in historical or forecasted earnings or cash flows of an investee or the fair value of its property or business, possibly as a result of competitive or other economic or political factors. In evaluating whether a loss in value is other than temporary, the Company considers: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the investee, including any specific events which may influence the operations; (3) the Company’s intent and ability to retain its investments in the investee for a period of time sufficient to allow for any anticipated recovery in fair value; (4) the condition and trend of the economic cycle; (5) the investee’s historical and forecasted financial performance; (6) trends in the general market; and (7) the investee’s capital strength and liquidity.
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
Change in accounting method
The Company's operating expenses are paid by the Newport Funds directly to vendors and investees, and certain distributions from the Company’s investees may be received directly by the Company’s members and/or their beneficial owners. Prior to January 1, 2012, these activities were treated as non-cash operating and financing transactions. Subsequently, such transactions are treated as constructive cash inflows and outflows in the statements of cash flow, which management believes is a preferable method because it more accurately reflects the Company’s operating requirements and capital resources. Under this method, net cash used by operating activities and cash provided by financing activities are each $202,091 and $208,720 higher for the six months ended August 31, 2012 and 2011, respectively, after reclassification of 2011 amounts for comparability with the current period presentation.
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
VoteCo is owned by Timothy T. Janszen and Ryan L. Langdon, each of whom owns a 42.85% interest, and Roger A. May, who owns a 14.3% interest. Messrs. Janszen, Langdon and May collectively are referred to as the “VoteCo Equityholders”. InvestCo is owned by the Newport Funds. Newport holds for the benefit of the funds all of InvestCo’s issued and outstanding voting securities.
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
4. Investment in Eldorado
On December 14, 2007, the Company effectively acquired its Eldorado Interest by transferring the Eldorado-Shreveport Investments in part to Eldorado Resorts, LLC (“Resorts”) and the balance to Donald L. Carano (“Carano”), free and clear of any liens. The Eldorado-Shreveport Investments included first mortgage bonds due 2012 co-issued by Eldorado Casino Shreveport Joint Venture (the “Louisiana Partnership”) and Shreveport Capital Corporation, a wholly-owned subsidiary of the Louisiana Partnership (the “Mortgage Bonds”) and 11,000 preferred shares issued by Shreveport Gaming Holdings, Inc. (“SGH”), then a partner of the Louisiana Partnership, that is not affiliated with Resorts or the Company. The original principal amount of the Mortgage Bonds was $38,045,363. Previously in May 2007, NGOF contributed the Eldorado-Shreveport Investments to the Company at the estimated fair value of such investments as of that date. Effective April 1, 2009, Resorts became a wholly-owned subsidiary of Eldorado when all of the members of Resorts, including AcquisitionCo, exchanged their interests in Resorts for identical interests in Eldorado. Of the Company’s 17.0359% Eldorado Interest, 14.47% and 2.5659% interests were acquired directly from Resorts and Carano, respectively.
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
We evaluated our investment in Eldorado for possible impairment as of August 31, 2012 and February 29, 2012 and determined that no impairment existed.
The following table presents unaudited condensed financial information of Eldorado for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net operating revenues	$65,129	$65,644	$128,864	$127,383
Operating income	$7,214	$7,906	$13,813	$12,329
Net income	$3,320	$4,544	$5,849	$3,891
Net (income) loss attributable to non-controlling interest	—	(14)	—	61
Net income attributable to Eldorado	$3,320	$4,530	$5,849	$3,952

The following table presents unaudited condensed financial information of one of Eldorado’s unconsolidated investees, the Silver Legacy Joint Venture, for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net operating revenues	$30,252	$33,595	$56,235	$61,420
Operating income (loss)	$(109)	$4,488	$(2,481)	$4,340
Net income (loss)	$(3,720)	$726	$(9,802)	$(3,182)

The Silver Legacy Joint Venture, which owns and operates the Silver Legacy Resort Casino, is currently operating as a debtor-in-possession pursuant to Chapter 11 of the Federal Bankruptcy Code. In 2011, Eldorado fully impaired its investment in this investee and discontinued the equity method of accounting. Accordingly, Eldorado has not provided for any additional losses of the investee and will not do so until its share of the future net income of the investee, if any, equals the share of net losses not recognized during the period that the equity method of accounting was suspended.

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
The following table presents unaudited condensed financial information of Mesquite for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Net operating revenues	$26,034	$26,187	$54,497	$53,647
Operating income	$94	$1,227	$3,212	$3,352
Net income (loss)	$(1,369)	$492	$263	$2,735
6. Transactions with the Newport Funds
In 2007, NGOF received $5,118,172 of interest on the Mortgage Bonds and $61,600 of preferred dividends on behalf of (but did not remit to) the Company which are reflected in the accompanying balance sheets as due from the Newport Funds. There is no formal agreement outlining the settlement of this receivable (and the payable discussed in the following paragraph) and, accordingly, the receivable is reflected as a non-current asset.
At August 31, 2012 and February 29, 2012, the Company owed $3,120,629 and $2,918,538, respectively, to the Newport Funds for expenses paid on the Company’s behalf since inception of the Company. There have been no repayments of such amounts advanced on behalf of the Company and there is no formal agreement outlining the settlement of the receivable and payable between the Newport Funds and the Company. Accordingly, the receivable and payable are reflected as a non-current asset and a non-current liability, respectively, at August 31, 2012 and February 29, 2012.
7. Income Taxes

Blocker, a wholly-owned subsidiary of NGA, has elected to be taxed as a corporation. Accordingly, equity in the flow-through earnings of Eldorado and Mesquite is taxed to Blocker. NGA incurs certain other costs, primarily associated with being a public company, including professional and other fees, which, for tax purposes, flow through to its members. The Company has recorded a valuation allowance of 100% of its net deferred tax assets as realization of the deferred tax asset is not considered more likely than not. However, during the most recent period presented, a portion of the valuation allowance was reversed sufficient to reduce income tax expense to zero. For these reasons, the Company’s effective tax rates for the periods presented are different than the statutory federal rate of 35%.
8. Financial Instruments
Except for cash, the fair value of which equals its carrying value, the only significant financial instruments that the Company has are its investments in unconsolidated investees accounted for using the equity method (for which fair value disclosure is not required) and amounts due to and from the Newport Funds. There is no formal agreement between the Company and the Newport Funds related to the amounts due, including no stated right of offset, repayment terms, and interest rate or method. Accordingly, it is not practical to estimate the fair value of such financial instruments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read in conjunction with the consolidated financial statements included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended February 29, 2012, as filed with the U.S. Securities and Exchange Commission (or SEC).
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
Eldorado
Eldorado, through Resorts, owns and operates the Eldorado-Reno, a premier hotel/casino and entertainment facility in Reno, Nevada, and the Eldorado-Shreveport, an all-suite art deco-style hotel and a tri-level riverboat dockside casino complex situated along the Red River in Shreveport, Louisiana. Eldorado also owns, through Resorts, a 21.25% interest in Tamarack Junction, a small casino in south Reno. Also, an approximately 96% owned subsidiary of Resorts owns a 50% interest in a joint venture that owns the Silver Legacy Resort Casino, a major, themed hotel/casino located adjacent to Eldorado-Reno.
On June 1, 2011, Resorts and Eldorado Capital Corp., a Nevada Corporation that is a wholly-owned subsidiary of Resorts, completed the issuance of $180 million of 8.625% Senior Secured Notes due June 15, 2019 (the “Resorts Senior Notes”). Also, on June 1, 2011, Resorts entered into a new $30 million senior secured revolving credit facility available until June 30, 2014 (the “New Credit Facility”), which consists of a $15 million term loan requiring principal payments of $1.25 million each quarter beginning September 30, 2011, and a $15 million revolving credit facility. Proceeds from the issuance of the Resorts Senior Notes, together with borrowings under the New Credit Facility, were used to redeem approximately $230 million of previously outstanding debt owed by Resorts and its subsidiaries, of which approximately $31 million was held by Resorts. The remaining previously outstanding debt was called and redeemed on August 1, 2011 utilizing $9.7 million of restricted cash which was set aside on June 1, 2011 for the purpose of redeeming the notes that were called. Interest on the Senior Secured Notes is payable semiannually each June 15 and December 15 (commencing on December 15, 2011) to holders of record on the preceding June 1 or December 1, respectively. Interest for each Eurodollar Rate loan is payable on the last day of the loan, provided, however, that if the period exceeds three months the interest will be payable on the respective dates that fall every three months after the beginning of the loan period. For each Base Rate loan, interest is payable as the end of the respective quarter. The interest period cannot exceed the maturity date of the credit facility for either a Eurodollar loan or Base Rate loan.
Operational highlights for Eldorado for the three months ended June 30, 2012 included net operating revenues of approximately $65.1 million and operating expenses of approximately $57.9 million. Eldorado’s equity in net income of unconsolidated affiliates was approximately $0.2 million and interest expense was approximately $3.9 million for the period. Net income for the quarter was approximately $3.3 million, compared with net income of approximately $4.5 million for the corresponding quarter of 2011. The year over year quarterly decrease in net income of approximately $1.2 million was due primarily to the absence of a gain of approximately $1.6 million on the early retirement of debt which occurred during the quarter ended June 30, 2011. This decrease was partially offset by other activity affecting net income. For the six months ended June 30, 2012, net operating revenues were approximately $128.9 million and operating expenses were approximately $115.3 million, while equity in net income of unconsolidated affiliates was approximately $0.4 million and interest expense was approximately $8 million for the period. The net result for the six months ended June 30, 2012 was net income of approximately $5.8 million, compared with net income of approximately $3.9 million for the corresponding period of 2011.
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

On August 1, 2011, Mesquite completed the issuance of $62.5 million of Senior Secured Notes under Mesquite’s New Loan Facility with an annual interest rate of LIBOR (1.5% floor and 4.5% ceiling) plus 700 basis points due August 1, 2016 (the “Mesquite Senior Notes”), and entered into a new $10 million senior secured credit facility which is renewable on a yearly basis with the consent of the lenders (the “Mesquite Credit Facility”). Interest and principal on the Mesquite Senior Notes and interest on the Mesquite Credit Facility are payable quarterly.
Management notes that Mesquite's results of operations tend to be seasonal in nature. During the year ended December 31, 2011, approximately 54% of Mesquite's operating income (less depreciation and amortization and other non-cash items) was generated in the first quarter and approximately 39% was generated in the second quarter, with the remainder being generated during the second half of the year. As such, Mesquite's results of operations for the first half of the year should not be extrapolated to arrive at anticipated full year results. Operational highlights for Mesquite for the three months ended June 30, 2012 included net revenues of approximately $26 million, operating expenses of approximately $25.9 million, and interest expense of approximately $1.5 million. The net loss for the quarter ended June 30, 2012 was approximately $1.4 million, compared with net income of approximately $0.9 million for the corresponding period of 2011. The year over year quarterly decrease in net income of approximately $2.2 million was due primarily to an increase of approximately $1 million in operating expenses and an increase of approximately $1.1 million in interest expense during the quarter when compared to the quarter ended June 30, 2011. Mesquite's management believes that several additional factors including their customers returning home approximately two months earlier than normal due to mild weather conditions in the western mountain states, general economic weakness in Nevada and neighboring states, and continued higher gasoline prices also contributed to the loss during the second quarter. For the six months ended June 30, 2012, net revenues were approximately $54.5 million and operating expenses were approximately $51.3 million, while interest expense was approximately $2.9 million for the period. The net result for the six months ended June 30, 2012 was net income of approximately $0.3 million, compared with net income of approximately $2.7 million for the corresponding period of 2011.
Results of Operations, Three Months Ended August 31, 2012 Compared to the Three Months Ended August 31, 2011
For the three months ended August 31, 2012, the Company’s equity in the net loss of its unconsolidated investees was approximately nine-thousand dollars, compared to equity in the net income of Eldorado of $0.7 million for the corresponding period of 2011. The decrease was largely attributable to the absence of a gain of approximately $1.6 million on the early retirement of debt at Eldorado which occurred during the quarter ended June 30, 2011, along with the Company’s equity in the net loss of Mesquite, which the Company acquired a 40% interest in on August 1, 2011.
Results of Operations, Six Months Ended August 31, 2012 Compared to the Six Months Ended August 31, 2011
For the six months ended August 31, 2012, the Company’s equity in the net income of its unconsolidated investees was $0.8 million compared to net income of $0.4 million for the corresponding period of 2011. The Company’s equity in the net income of Eldorado increased by approximately $0.3 million, primarily as a result of a $0.5 million decrease in other expenses and a $1.5 million increase in equity in net income of unconsolidated affiliates for Eldorado when compared to the same period in 2011. This increase in equity in net income was largely the result of Eldorado's discontinuation during the fourth quarter of 2011 of the equity method of accounting for (and not providing for additional losses of) the Silver Legacy Joint Venture until Eldorado's share of future net income, if any, equals the share of net losses not recognized during the period that the equity method of accounting was suspended. The $0.5 million decrease in other expenses was largely attributable to a $2.1 million decrease to interest expense when comparing the quarter ended June 30, 2012 to the corresponding period of 2011, largely offset by the absence of an approximate $1.6 million gain by Eldorado on the early retirement of debt during the quarter ended June 30, 2011. The increase in the Company’s net income was also positively affected by approximately $0.1 million of equity in the net income of Mesquite, in which the Company acquired its 40% interest on August 1, 2011. The Company’s professional, licensing, and other expenses increased approximately $0.1 million during the first six months of 2012 when compared to the same period in 2011, due primarily to a changing of the Company's fiscal year-end and changes in the Company's Security and Exchange Commission ("SEC") reporting process.
Liquidity and Capital Resources
The Company expects to incur during the remainder of 2012 approximately $0.2 million in costs associated with the Company’s ownership of its interests in Eldorado and Mesquite and approximately $0.1 million in costs associated with maintaining its gaming and related licenses in Nevada and Louisiana. These costs are expected to be funded by the Newport Funds. The Company has no current plans to make any additional investments. Thus, the Company has the resources to fund its operations and commitments during the remainder of 2012.

Critical Accounting Estimates and Policies
A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended February 29, 2012. There have been no material changes to those policies during the six months ended August 31, 2012 other than the reclassification explained in Note 2 to the Consolidated Financial Statements included in this quarterly report.
Recently Issued Accounting Standards
No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our future financial position, results of operations, or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was performed by management, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective as of August 31, 2012.
Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting. Based on that evaluation, there have been no changes in our internal control over financial reporting during the three month period ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

NGA HOLDCO, LLC

Date: October 15, 2012	By:	/S/ TIMOTHY T. JANSZEN
Timothy T. Janszen Operating Manager (Principal Executive Officer)

Date: October 15, 2012	By:	/S/ ROGER A. MAY
Roger A. May Manager (Principal Financial Officer)
EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from NGA Holdco, LLC Quarterly Report on Form 10-Q for the three and six months ended August 31, 2012, filed with the Securities and Exchange Commission on October 15, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at August 31, 2012 and February 29, 2012; (ii) the Consolidated Statements of Operations for the three and six months ended August 31, 2012 and 2011; (iii) the Consolidated Statements of Cash Flows for the six months ended August 31, 2012 and 2011; and (iv) the Notes to Consolidated Financial Statements.