Form 10-Q
period 2012-11-30
NGA Holdco, LLC
filed 2013-01-14
CIK 1405621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2012
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

NGA HOLDCO, LLC
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
NGA HOLDCO, LLC
CONSOLIDATED BALANCE SHEETS

	November 30, 2012	February 29, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,330,211	$734,067
Other Assets:
Investment in Eldorado	24,516,918	23,861,936
Investment in Mesquite	4,189,422	5,602,222
Due from the Newport Funds	5,179,772	5,179,772
	$35,216,323	$35,377,997
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Current liabilities consisting of accounts payable and accrued expenses	$15,420	$—
Long-term amounts due to the Newport Funds	3,186,361	2,918,538
	3,201,781	2,918,538
Members’ Equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	44,544,874	44,544,874
Accumulated deficit	(12,534,138)	(12,089,221)
	32,014,542	32,459,459
	$35,216,323	$35,377,997
See notes to consolidated financial statements.

NGA HOLDCO, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
Equity in net loss of unconsolidated investees	$(1,208,985)	$(2,829,238)	$(161,561)	$(2,210,185)
Professional fees, licensing, and other expenses	26,908	52,966	283,356	236,801
Net loss before income taxes	(1,235,893)	(2,882,204)	(444,917)	(2,446,986)
Income tax expense	—	—	—	—
Net loss	$(1,235,893)	$(2,882,204)	$(444,917)	$(2,446,986)
See notes to consolidated financial statements.

NGA HOLDCO, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	November 30,
	2012	2011
		(reclassified, Note 2)
Operating activities:
Net loss	$(444,917)	$(2,446,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net (income) loss of Eldorado	(1,251,239)	606,185
Equity in net loss of Mesquite	1,412,800	1,604,000
Increase (decrease) in accounts payable and accrued liabilities	15,420	(26,885)
Net cash used in operating activities:	(267,936)	(263,686)

Investing activities:
Investment in Mesquite	—	(8,222,222)
Distributions from equity investment in Eldorado	596,257	235,641
Net cash provided by (used in) investing activities:	596,257	(7,986,581)

Financing activities:
Capital contributions	—	8,222,222
Advances received from the Newport Funds	267,823	263,763
Net cash provided by financing activities:	267,823	8,485,985

Net change in cash	596,144	235,718

Cash, beginning of period	734,067	498,322

Cash, end of period	$1,330,211	$734,040
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
Eldorado owns entities that own and operate the Eldorado Hotel & Casino located in Reno, Nevada and the Eldorado Resort Casino Shreveport located in Shreveport, Louisiana. One of the entities owned by Eldorado also owns an approximate 21% interest in a joint venture that owns and operates Tamarack Junction Casino & Restaurant, a small casino located in Reno, Nevada. In addition, an approximately 96% owned subsidiary of Eldorado owns a 50% interest in a joint venture that owns and operates the Silver Legacy Resort Casino (which is seamlessly connected to the Eldorado Hotel & Casino).
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
The Company holds no equity interests other than its equity interests in Eldorado and Mesquite, along with any indirect interests it holds in other entities by virtue of its equity interests in Eldorado and Mesquite, and has no current plans to acquire any interest in another entity.
Formed in 2005, Newport is a Texas-based investment management firm focused on alternative fixed income strategies. The firm concentrates primarily on the stressed and distressed opportunities within the high yield debt and bank loan markets but may also include the acquisition and disposition of other types of corporate securities and claims. Newport has 11 employees, with its primary office in The Woodlands, TX. Newport’s principals include Timothy T. Janszen, CEO, Ryan Langdon, Senior Managing Director, and Roger A. May, Senior Managing Director. Collectively, the principals have over 35 years of experience investing in the high yield and distressed debt markets. Newport is registered with the Securities and Exchange Commission (the "Commission") as an investment adviser under the Investment Advisers Act of 1940, as amended. Newport is investment manager of the Newport Funds, private investment funds which seek attractive long-term risk adjusted returns by capitalizing on investments in the distressed debt markets and possibly control-oriented investments. The Newport Funds began investing in 2006.
Concentrations and economic uncertainties
The Company is, and expects to continue to be, economically dependent upon relatively few investments in the gaming industry. The United States recently experienced a recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational, construction and real estate market activities and general discretionary consumer spending. Although capital market activity and liquidity are reported to have improved of late, the recovery from this recessionary period is fragile and there can be no assurance that the Company’s business, which has been severely affected by the downturn, will fully recover to pre-recession levels. In addition, the Company carries cash on deposit with financial institutions substantially in excess of federally-insured limits. However, the extent of any loss that might be incurred as a result of uninsured deposits in the event of a future failure of a bank or other financial institutions, if any, is not subject to estimate at this time.

2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Accounting and Presentation
The interim financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission applicable to interim financial information. Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made (consisting of normal recurring adjustments). Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full fiscal year. All significant intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Commission on June 5, 2012, from which the balance sheet information as of February 29, 2012 was derived.
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
In determining whether the carrying value of the Company’s investment in an investee is less than the estimated fair value of the investment, a discounted cash flow approach to value is used and is based on Level 3 inputs as defined by GAAP. The Company’s valuation model incorporates an estimated weighted-average cost of capital (effectively, a discount rate) and terminal value multiples that are used by market participants. The estimated weighted-average cost of capital is based on the risk free interest rate at the time, adjusted for specific risk factors. The Company also considers the metrics of specific business transactions that may be comparable to varying degrees. The weight assigned to these approaches to value in the Company’s impairment evaluation may vary from period to period depending upon evolving events. Forecasted prospective financial information used in the model is based on management’s expected course of action. Sensitivity analysis is performed related to key assumptions used, including possible variations in the weighted-average cost of capital and terminal value multiples, among others.
Change in accounting method
The Company's operating expenses are paid by the Newport Funds directly to vendors and investees, and certain distributions from the Company’s investees may be received directly by the Company’s members and/or their beneficial owners. Prior to January 1, 2012, these activities were treated as non-cash operating and financing transactions. Subsequently, such transactions are treated as constructive cash inflows and outflows in the statements of cash flow, which management believes is a preferable method because it more accurately reflects the Company’s operating requirements and capital resources. Under this method, net cash used by operating activities and cash provided by financing activities are each $267,823 and $263,763 higher for the nine months ended November 30, 2012 and 2011, respectively, after reclassification of 2011 amounts for comparability with the current period presentation.
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
VoteCo is owned by Timothy T. Janszen and Ryan L. Langdon, each of whom owns a 42.85% interest, and Roger A. May, who owns a 14.3% interest. Messrs. Janszen, Langdon and May collectively are referred to as the “VoteCo Equityholders." InvestCo is owned by the Newport Funds. Newport holds for the benefit of the funds all of InvestCo’s issued and outstanding voting securities.
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
We evaluated our investment in Eldorado for possible impairment as of November 30, 2012 and determined that no impairment existed.
The following table presents unaudited condensed financial information of Eldorado for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net operating revenues	$65,907	$66,975	$194,771	$194,360
Operating income (loss)	$6,816	$(3,867)	$20,629	$8,460
Net income (loss)	$1,973	$(7,465)	$7,822	$(3,574)
Net loss attributable to non-controlling interest	—	432	—	493
Net income (loss) attributable to Eldorado	$1,973	$(7,033)	$7,822	$(3,081)

The following table presents unaudited condensed financial information of one of Eldorado’s unconsolidated investees, the Silver Legacy Joint Venture, for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net operating revenues	$33,667	$34,136	$89,902	$95,556
Operating income (loss)	$4,576	$2,918	$(2,891)	$7,258
Net loss	$(3,744)	$(844)	$(13,546)	$(4,026)

In 2011, as a result of Eldorado's identification of triggering events, Eldorado fully impaired its investment in the Silver Legacy Joint Venture and discontinued the equity method of accounting. Accordingly, Eldorado has not provided for any additional losses of the investee and will not do so until its share of the future net income of the investee, if any, equals the share of net losses not recognized during the period that the equity method of accounting was suspended. During 2012, the Silver Legacy Joint Venture underwent a Chapter 11 bankruptcy reorganization which required cash advances from, and deposits by, the owners of the joint venture, but did not affect the ownership interest percentages of its owners.

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
The following tables present unaudited condensed financial information of Mesquite for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended	One Month Ended	Two Months Ended	Three Months Ended
	Sept. 30, 2012	July 31, 2011	Sept. 30, 2011	Sept. 30, 2011
	(Successor)	(Predecessor)	(Successor)	(Combined)
Net operating revenues	$20,056	$7,138	$13,176	$20,314
Operating loss	$(2,297)	$(988)	$(3,029)	$(4,017)
Reorganization items	$—	$91,090	$—	$91,090
Net income (loss)	$(3,795)	$89,958	$(4,010)	$85,948

	Nine Months Ended	Seven Months Ended	Two Months Ended	Nine Months Ended
	Sept. 30, 2012	July 31, 2011	Sept. 30, 2011	Sept. 30, 2011
	(Successor)	(Predecessor)	(Successor)	(Combined)
Net operating revenues	$74,553	$60,785	$13,176	$73,961
Operating income (loss)	$915	$3,036	$(3,029)	$7
Reorganization items	$—	$91,090	$—	$91,090
Net income (loss)	$(3,532)	$92,693	$(4,010)	$88,683

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
At November 30, 2012 and February 29, 2012, the Company owed $3,186,361 and $2,918,538, respectively, to the Newport Funds for expenses paid on the Company’s behalf since inception of the Company. There have been no repayments of such amounts advanced on behalf of the Company and there is no formal agreement outlining the settlement of the receivable and payable between the Newport Funds and the Company. Accordingly, the receivable and payable are reflected as a non-current asset and a non-current liability, respectively, at November 30, 2012 and February 29, 2012.
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
The following information should be read in conjunction with the consolidated financial statements included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended February 29, 2012, as filed with the U.S. Securities and Exchange Commission ("SEC").
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
On June 1, 2011, Resorts and Eldorado Capital Corp., a Nevada Corporation that is a wholly-owned subsidiary of Resorts, completed the issuance of $180 million of 8.625% Senior Secured Notes due June 15, 2019 (the “Resorts Senior Notes”). Also, on June 1, 2011, Resorts entered into a new $30 million senior secured credit facility available until June 30, 2014 (the “New Credit Facility”), which consists of a $15 million term loan requiring principal payments of $1.25 million each quarter beginning September 30, 2011, and a $15 million revolving credit facility. Proceeds from the issuance of the Resorts Senior Notes, together with borrowings under the New Credit Facility, were used to redeem approximately $230 million of previously outstanding debt owed by Resorts and its subsidiaries, of which approximately $31 million was held by Resorts. The remaining previously outstanding debt was called and redeemed on August 1, 2011 utilizing $9.7 million of restricted cash which was set aside on June 1, 2011 for the purpose of redeeming the notes that were called. Interest on the Senior Secured Notes is payable semiannually each June 15 and December 15 (commencing on December 15, 2011) to holders of record on the preceding June 1 or December 1, respectively. Interest for each Eurodollar Rate loan is payable on the last day of the loan, provided, however, that if the period exceeds three months the interest will be payable on the respective dates that fall every three months after the beginning of the loan period. For each Base Rate loan, interest is payable as the end of the respective quarter. The interest period cannot exceed the maturity date of the credit facility for either a Eurodollar loan or Base Rate loan.
Operational highlights for Eldorado for the three months ended September 30, 2012 included net operating revenues of approximately $65.9 million and operating expenses of approximately $59.2 million. Eldorado’s equity in net income of unconsolidated affiliates was approximately $0.2 million and interest expense was approximately $4.1 million for the period. Net income for the quarter was approximately $2 million, compared with a net loss of approximately $7 million for the corresponding quarter of 2011. The year over year quarterly increase in net income of approximately $9 million was due primarily to the absence of a $10.9 million impairment in an investment in the Silver Legacy Joint Venture recorded by Eldorado during the quarter ended September 30, 2011. This was partially offset by other activity affecting net income. For the nine months ended September 30, 2012, net operating revenues were approximately $194.8 million and operating expenses were approximately $174.5 million, while equity in net income of unconsolidated affiliates was approximately $0.5 million and interest expense was approximately $12 million for the period. The net result for the nine months ended September 30, 2012 was net income of approximately $7.8 million, compared with a net loss of approximately $3.1 million for the corresponding period of 2011.
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
Management notes that Mesquite's results of operations tend to be seasonal in nature. During the year ended December 31, 2011, approximately 54% of Mesquite's operating income (less depreciation and amortization and other non-cash items) was generated in the first quarter and approximately 39% was generated in the second quarter, with the remainder being generated during the second half of the year. As such, Mesquite's results of operations for the first nine months of the year should not be extrapolated to arrive at anticipated full year results. Operational highlights for Mesquite for the three months ended September 30, 2012 included net revenues of approximately $20 million, operating expenses of approximately $22.4 million, and interest expense of approximately $1.5 million. The net loss for the quarter ended September 30, 2012 was approximately $3.8 million, compared with net income of approximately $85.9 million for the corresponding period of 2011. The year over year quarterly decrease in net income of approximately $89.7 million was due primarily to the absence of a gain associated with reorganizational items of approximately $91.9 million during the quarter ended September 30, 2011. This was partially offset by an decrease of approximately $2 million in operating expenses during the quarter when compared to the quarter ended September 30, 2011. Mesquite's management believes that several additional factors including general economic weakness in Nevada and neighboring states and continued higher gasoline prices contributed to the loss during the third quarter. For the nine months ended September 30, 2012, net revenues were approximately $74.6 million and operating expenses were approximately $73.6 million, while interest expense was approximately $4.4 million for the period. The net result for the nine months ended September 30, 2012 was a net loss of approximately $3.5 million, compared with net income of approximately $92.7 million for the corresponding period of 2011.
Results of Operations, Three Months Ended November 30, 2012 Compared to the Three Months Ended November 30, 2011
For the three months ended November 30, 2012, the Company’s equity in the net loss of its unconsolidated investees was approximately $1.2 million, compared to a net loss of approximately $2.8 million for the corresponding period of 2011. The decreased loss was largely attributable to a $1.5 million increase in the Company's equity in the net income of Eldorado. This increase was due primarily to the absence of a $10.9 million impairment in the Silver Legacy Joint Venture recorded by Eldorado during the quarter ended September 30, 2011. The Company's equity in the net loss of Mesquite increased by $0.1 million during the quarter ended September 30, 2012 when compared to the corresponding period of 2011. Professional, licensing, and other expenses incurred by the Company during the quarter decreased approximately $26,000 when compared to the same period in 2011, due primarily to a changing of the Company's fiscal year-end and changes in the Company's Security and Exchange Commission ("SEC") reporting process.
Results of Operations, Nine Months Ended November 30, 2012 Compared to the Nine Months Ended November 30, 2011
For the nine months ended November 30, 2012, the Company’s equity in the net loss of its unconsolidated investees was approximately $0.2 million compared to a net loss of approximately $2.2 million for the corresponding period of 2011. The Company’s equity in the net income of Eldorado increased by approximately $1.9 million, due primarily to the absence of a $10.9 million impairment in an investment in the Silver Legacy Joint Venture recorded by Eldorado during the quarter ended September 30, 2011. In addition, the increase in equity in net income was positively affected by Eldorado's discontinuation during the fourth quarter of 2011 of the equity method of accounting for (and not providing for additional losses of) the Silver Legacy Joint Venture until Eldorado's share of future net income, if any, equals the share of net losses not recognized during the period that the equity method of accounting was suspended. The Company’s equity in the net loss of Mesquite increased by $0.1 million during the nine months ended September 30, 2012 when compared to the corresponding period of 2011. Professional, licensing, and other expenses incurred by the Company during the nine months ended November 30, 2012 increased approximately $47,000 when compared to the same period in 2011, due primarily to a changing of the Company's fiscal year-end and changes in the Company's Security and Exchange Commission ("SEC") reporting process.
Liquidity and Capital Resources
The Company expects to incur during the remainder of fiscal year 2012 approximately $0.1 million in costs associated with the Company’s ownership of its interests in Eldorado and Mesquite. These costs are expected to be funded by the Newport Funds. The Company has no current plans to make any additional investments. Thus, the Company has the resources to fund its operations and commitments during the remainder of fiscal year 2012.

Critical Accounting Estimates and Policies
A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011. Except as described in Note 2 to the financial statements included herein, there have been no material changes to those policies during the eleven months ended November 30, 2012 other than the reclassification explained in Note 2 to the Consolidated Financial Statements included in this quarterly report.
Recently Issued Accounting Standards
No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our future financial position, results of operations, or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was performed by management, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective as of November 30, 2012.
Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting. Based on that evaluation, there have been no changes in our internal control over financial reporting during the three month period ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The list of exhibits set forth in the accompanying Exhibit Index is incorporated by reference into this Item 6.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGA HOLDCO, LLC

Date: January 14, 2013	By:	/S/ TIMOTHY T. JANSZEN
Timothy T. Janszen Operating Manager (Principal Executive Officer)

Date: January 14, 2013	By:	/S/ ROGER A. MAY
Roger A. May Manager (Principal Financial Officer)
EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from NGA Holdco, LLC's Quarterly Report on Form 10-Q for the three and nine months ended November 30, 2012, filed with the Securities and Exchange Commission on January 14, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at November 30, 2012 and February 29, 2012; (ii) the Consolidated Statements of Operations for the three and nine months ended November 30, 2012 and 2011; (iii) the Consolidated Statements of Cash Flows for the nine months ended November 30, 2012 and 2011; and (iv) the Notes to Consolidated Financial Statements.