Form 10-Q/A
period 2012-11-30
NGA Holdco, LLC
filed 2013-01-15
CIK 1405621

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

EXPLANATORY NOTE
NGA HoldCo, LLC is filing this Amendment No. 1 to its Form 10-Q for the quarter ended November 30, 2012, filed with the Securities and Exchange Commission on January 14, 2013, for the purpose of amending (i) the description of Exhibit 101 in the Exhibit Index so that the reference to “January 14, 2012” reads “January 14, 2013," and (ii) Exhibits 32.1 and 32.2 to correct the reference to “May 31, 2012” in each such exhibit to read “November 30, 2012.”

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

101
The following financial statements from NGA Holdco, LLC Quarterly Report on Form 10-Q for the three and nine months ended November 30, 2012, filed with the Securities and Exchange Commission on January 14, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at November 30, 2012 and February 29, 2012; (ii) the Consolidated Statements of Operations for the three and nine months ended November 30, 2012 and 2011; (iii) the Consolidated Statements of Cash Flows for the nine months ended November 30, 2012 and 2011; and (iv) the Notes to Consolidated Financial Statements.

2