Form 10-K
period 2013-02-28
NGA Holdco, LLC
filed 2013-05-29
CIK 1405621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2013

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
THE COMPANY
Overview of the Company
NGA HoldCo, LLC, a Nevada limited liability company (“NGA”), was formed on January 8, 2007 at the direction of Newport Global Opportunities Fund LP, a Delaware limited partnership (“NGOF”) and an affiliate of Newport Global Advisors LP, a Delaware limited partnership (“Newport”). NGA was formed for the primary purpose of holding equity, directly or indirectly through its subsidiaries, in one or more entities related to the gaming industry. NGA has two wholly-owned subsidiaries, NGA Blocker, LLC, a Nevada limited liability company (“Blocker”), and AcquisitionCo, LLC, a Nevada limited liability company (“AcquisitionCo”), each of which was formed on January 8, 2007. References to the "Company" are to NGA and, unless the context otherwise requires, its subsidiaries.
The Company has had no revenue generating business since inception. Its current business plan consists primarily of its holding, through AcquisitionCo, of a 17.0359% equity interest in Eldorado Holdco LLC (the “Eldorado Interest”), a Nevada limited liability company (“Eldorado”), and a 40% equity interest in Mesquite Gaming LLC (the “Mesquite Interest”), a Nevada limited liability company (“Mesquite”). The Eldorado Interest was effectively acquired December 14, 2007 (the “Eldorado Acquisition”), in exchange for certain first mortgage bonds and preferred equity interests (the “Eldorado-Shreveport Investments”) valued at $38,314,863. The Mesquite Interest was acquired August 1, 2011 (the “Mesquite Acquisition”), in exchange for $8,222,222 in cash, of which $7,222,222 and $1,000,000 were contributed to the Company by Newport Global Opportunities Fund ("NGOF") and Newport Global Credit Fund (“NGCF,” and collectively with NGOF, the “Newport Funds”), respectively.
Eldorado owns entities that own and operate the Eldorado Hotel & Casino located in Reno, Nevada ("Eldorado-Reno")and the Eldorado Resort Casino Shreveport located in Shreveport, Louisiana ("Eldorado-Shreveport"). One of the entities owned by Eldorado also owns an approximate 21% interest in a joint venture that owns and operates Tamarack Junction Casino & Restaurant, a small casino located in Reno, Nevada. In addition, an approximately 96% owned subsidiary of Eldorado owns a 50% interest in a joint venture that owns and operates the Silver Legacy Resort Casino, which is located in Reno, Nevada and is seamlessly connected to the Eldorado-Reno.
Mesquite is engaged in the casino resort industry in Mesquite, Nevada through wholly-owned subsidiaries that own and operate the CasaBlanca Resort/Golf/Spa, the Virgin River Hotel/Casino/Bingo, two championship golf courses, a full-service spa, a bowling center, a gun club, restaurants, and banquet and conference facilities. Mesquite also owns real estate on which the Oasis Resort & Casino was located prior to its demolition.
The Company holds no equity interests other than its equity interests in Eldorado and Mesquite, along with any indirect interests it holds in other entities by virtue of its equity interests in Eldorado and Mesquite, and has no current plans to acquire any interest in another entity.
Formed in 2005, Newport is a Texas-based investment management firm focused on alternative fixed income strategies. The firm concentrates primarily on the stressed and distressed opportunities within the high yield debt and bank loan markets but may also include the acquisition and disposition of other types of corporate securities and claims. Newport has 10 employees, with its primary office in The Woodlands, TX. Newport’s principals include Timothy T. Janszen, CEO, Ryan Langdon, Senior Managing Director, and Roger A. May, Senior Managing Director. Collectively, the principals have over 35 years of experience investing in the high yield and distressed debt markets. Newport is registered with the Securities and Exchange Commission (the "Commission") as an investment adviser under the Investment Advisers Act of 1940, as amended. Newport is investment manager of the Newport Funds, private investment funds which seek attractive long-term risk adjusted returns by capitalizing on investments in the distressed debt markets and possibly control-oriented investments. The Newport Funds began investing in 2006.
Ownership of the Company
NGA's one issued and outstanding Class A Unit, representing all of its voting equity, is held by NGA VoteCo, LLC, a Nevada limited liability company (“VoteCo”). All of NGA's issued and outstanding Class B Units, representing all of its non-voting equity, are held by NGA No VoteCo, LLC, a Nevada limited liability company (“InvestCo”). At present, NGA has no plans to issue any additional Class A or Class B Units.
VoteCo is owned by Timothy T. Janszen and Ryan L. Langdon, each of whom owns a 42.85% interest, and Roger A. May, who owns a 14.3% interest. Messrs. Janszen, Langdon and May collectively are referred to as the “VoteCo Equityholders." InvestCo is owned by the Newport Funds, which hold all of InvestCo’s issued and outstanding voting securities.
The VoteCo Equityholders, through VoteCo, control all matters of the Company that are subject to the vote of members, including the appointment and removal of managers. Each of the VoteCo Equityholders is a member of NGA's board of managers, and Mr. Janszen is NGA's operating manager who has responsibility for the day-to-day management of the Company. The Class B Units issued to InvestCo allow it and its investors to invest in the Company without having any voting power or power to control the operations or affairs of the Company, except as otherwise required by law. If InvestCo and its investors had any of the power to control the operations or affairs of the Company afforded to holders of the Class A Units, they and their respective constituent equityholders would generally be required to be licensed or found suitable under the gaming laws and regulations of the States of Nevada and Louisiana.
Management of the Company
A majority of NGA's managers may remove the operating manager from such position. The approval of a majority of the managers is required to elect a new operating manager, who must be selected from among the members of NGA's board of managers. Neither NGA's board of managers nor the operating manager may take, or cause NGA to take, the following actions without the approval of VoteCo:

•	Materially change the business purpose of NGA or the nature of the business,

•	Act to render it impossible to carry on the ordinary business of NGA,

•	Remove or appoint any manager,

•	Allow any voluntary withdrawal of any member from NGA,

•	Make any assignment for the benefit of creditors, any voluntary bankruptcy of NGA, or any transaction to dissolve, wind up or liquidate NGA, or

•	Make any transaction between NGA and any member or manager of NGA, or any affiliate or direct family member of any member or manager of NGA, that is not made on an arm’s-length basis.
Generally, in all other respects, VoteCo has no power or authority to participate in the management of NGA or to bind or act on behalf of NGA in any way or to render it liable for any purpose. Except as otherwise expressly required by applicable law, InvestCo has neither any right to vote on any matters to be voted on by the members of NGA, nor any power or authority to participate in the management of NGA or bind or act on behalf of NGA in any way or render it liable for any purpose.
Neither the operating manager nor any other manager has the authority to do any of the following acts on behalf of NGA without the approval of a majority of NGA's managers:

•	Acquire, by purchase, lease, or otherwise, any real property on behalf of NGA;

•
Give or grant any options, rights of first refusal, deeds of trust, mortgages, pledges, ground leases, security interests, or otherwise encumbering any stock, interest in a business entity, promissory note issued to NGA, or any other asset owned by NGA;

•	Sell, convey, or refinance any interest, direct or indirect, in NGA’s unconsolidated investees;

•
Cause or permit NGA to extend credit to or make any loans or become a surety, guarantor, endorser, or accommodation endorser for any person or enter into any contracts with respect to the operation or management of the business of NGA;

•	Release, compromise, assign, or transfer any claims, rights, or benefits of NGA;

•	Confess a judgment against NGA or submit an NGA claim to arbitration;

•	File any petition for bankruptcy of NGA;

•	Distribute any cash or property of NGA, other than as provided in NGA’s operating agreement;

•	Admit a new member to NGA; or

•	Do any act in contravention of NGA’s operating agreement or do any act which would make it impossible or unreasonably burdensome to carry on the business of NGA.
Notwithstanding the foregoing provisions, the operating manager has the authority under NGA’s operating agreement to take such actions as he, in his reasonable judgment, deems necessary for the protection and preservation of NGA assets if, under the circumstances, in his good faith estimation, there is insufficient time to obtain the approval of NGA’s board of managers and any delay would materially increase the risk to preservation of NGA’s assets.
Restrictions on Transfer
Unless approved in advance by the operating manager and by applicable gaming authorities, no member of the Company may transfer all or any portion of its membership units.
Member and Manager Compensation
No member or manager of NGA or either of its subsidiaries is entitled to receive any compensation the Company for any services rendered to or on behalf of the Company, or otherwise, in his, her or its capacity as a member or manager of NGA or either of its subsidiaries. A manager of NGA is entitled to reimbursement from the first available funds for direct out-of-pocket costs and expenses incurred by the manager on behalf of the Company that directly related to the business and affairs of the Company.
Dissolution and Termination
NGA will be dissolved upon the happening of any of the following events:

•	Sale or other disposition of all or substantially all of NGA’s assets and receipt of all consideration therefore,

•	Determination that an event has occurred that makes it unlawful, impossible or impracticable for NGA to carry on the business, or

•	VoteCo decides NGA will be dissolved.

Following such an event or the determination by a court of competent jurisdiction that NGA has dissolved prior to the occurrence of such an event, the property of NGA, or the proceeds from the sale thereof, will be applied and distributed first to the payment and discharge of all of NGA’s debts and other liabilities to creditors (including members that are creditors), second to establishing any reserves that the managers of NGA determine, in their sole and absolute discretion, are necessary for any contingent, conditional or unmatured liabilities or obligations of NGA, and third to the members of NGA in proportion to their respective percentage interest in NGA.
Eldorado Acquisition
On December14, 2007, the Company effectively acquired its Eldorado Interest by transferring the Eldorado-Shreveport Investments in part to Eldorado Resorts, LLC (“Resorts”) and to Donald L. Carano (“Carano”), free and clear of any liens, in exchange for a 17.0359% interest in Resorts (the “Resorts Interest”), of which 14.47% was acquired directly from Resorts and the balance from Carano. The Eldorado-Shreveport Investments included first mortgage bonds due 2012 (the “Mortgage Bonds”) and 11,000 preferred shares of a partner of the co-issuer of the Mortgage Bonds. The Mortgage Bonds were co-issued by Eldorado Casino Shreveport Joint Venture (the “Louisiana Partnership”) and Shreveport Capital Corporation, a wholly-owned subsidiary of the Louisiana Partnership (the “New Shreveport Notes”). The original principal amount of the Mortgage Bonds was $38,045,363. The 11,000 preferred shares were issued by Shreveport Gaming Holdings, Inc. (“SGH”), then a partner of the Louisiana Partnership, that is not affiliated with Resorts or the Company. In May 2007, NGOF had contributed the Eldorado-Shreveport Investments to the Company at the estimated fair value of such investments as of that date. Effective April 1, 2009, Resorts became a wholly-owned subsidiary of Eldorado and the Resorts Interest was exchanged for the Eldorado Interest when all of the members of Resorts, including AcquisitionCo, exchanged their interests in Resorts for identical interests in Eldorado.
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
On June 1, 2011, Resorts and Eldorado Capital Corp., a Nevada Corporation that is a wholly-owned subsidiary of Resorts, completed the issuance of $180 million of 8.625% Senior Secured Notes due June 15, 2019 (the “Resorts Senior Notes”). Also, on June 1, 2011, Resorts entered into a new $30 million senior secured revolving credit facility available until June 30, 2014 (the “Resorts New Credit Facility”), which consists of a $15 million term loan requiring principal payments of $1.25 million each quarter beginning September 30, 2011, and a $15 million revolving credit facility. Proceeds from the issuance of the Resorts Senior Notes, together with borrowings under the Resorts New Credit Facility, were used to redeem or otherwise retire approximately $ 230 million of previously outstanding debt owed by Resorts and its subsidiaries, of which approximately $31 million was held by Resorts. The remaining previously outstanding debt was called and redeemed on August 1, 2011 utilizing $9.7 million of restricted cash which was set aside on June 1, 2011 for the purpose of redeeming the notes that were called. Interest on the Resorts Senior Notes is payable semiannually each June 15 and December 15 (commencing on December 15, 2011) to holders of record on the preceding June 1 or December 1, respectively. Interest on the credit facility is payable on the last day of the loan in the case of a Eurodollar Rate loan, provided, however, that if the period exceeds three months the interest will be payable on the respective dates that fall every three months after the beginning of the loan period. For each Base Rate loan, interest is payable as the end of the respective quarter. The interest period cannot exceed the maturity date of the credit facility for either a Eurodollar Rate loan or Base Rate loan.
The indenture relating to the Resorts Senior Notes contains various restrictive covenants including covenants relating to restricted payments and investments, additional liens, transactions with affiliates, covenants imposing limitations on additional debt, dispositions of property, mergers and similar transactions. As of December 31, 2012, Resorts was in compliance with all of the covenants under the indenture relating to the Resorts Senior Notes. So long as these covenants are in effect, they may limit or restrict entirely the ability of Eldorado to fund the purchase by Eldorado of the 14.47% interest in the event the Interest Holder exercises its Put right under the Eldorado Operating Agreement as well as the purchase of the 17.0359% interest in the event Eldorado exercises its Call right under the Eldorado Operating Agreement. Accordingly, there can be no assurance that the covenants then in effect will not preclude Eldorado from being able to conclude a Put or Call transaction, and, if so, that any waivers that may then be required to consummate the transaction can be obtained or that Resorts will be able to eliminate the covenant restrictions by the repayment of any indebtedness then owed to the creditors whom the covenants are intended to benefit or otherwise.
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
Mesquite Acquisition
Mesquite is engaged in the hotel casino industry in Mesquite, Nevada through its wholly-owned subsidiaries, C & HRV, LLC (doing business as Virgin River Hotel/Casino/Bingo) and VRCC, LLC and its wholly-owned subsidiaries 5.47 RBI, LLC and RBG, LLC (doing business as CasaBlanca Resort/Golf/Spa) and its wholly-owned subsidiary CasaBlanca Resorts, LLC (known as the Oasis Resort and Casino prior to its demolition commencing in May 2013) and its wholly-owned subsidiaries Oasis Interval Ownership, LLC, Oasis Interval Management, LLC and Oasis Recreational Properties, Inc.
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
On August 1, 2011, Mesquite completed the issuance of $62.5 million of Senior Secured Notes under Mesquite's New Loan Facility with an annual interest rate of six month LIBOR (1.5% floor and 4.5% ceiling) plus 700 basis points (the “Mesquite Senior Notes”). Principal payments on the Mesquite Senior Notes are payable quarterly commencing on September 30, 2012 and culminating in a final payment on June 30, 2016 of the entire amount of the principal balance outstanding and unpaid as of that date. Interest payments are payable quarterly, unless the interest rate chosen is the Eurodollar rate and then the payments are due at varying intervals. Also on August 1, 2011, Mesquite entered into a new $10 million senior secured credit facility, with an annual interest rate of thirty day LIBOR plus 3.25%, which matures on August 1, 2013 and is renewable on a yearly basis with the consent of the lenders (the “Mesquite Credit Facility”). Interest on the secured credit facility is payable monthly.

Organizational Diagrams
The Company
The diagram below depicts the general ownership of the entities related to the Company and its subsidiaries, as well as the Company’s ownership interests in Eldorado and Mesquite.

Ryan Langdon
42.85%
Timothy T. Janszen
42.85%
Roger A. May
14.3%
InvestCo Investors
NGA VoteCo, LLC ("VoteCo")
NGA No VoteCo, LLC ("InvestCo")
100% voting
100% non-voting
NGA Holdco, LLC ("NGA")
100%
NGA Blocker, LLC ("Blocker")
100%
NGA AcquisitionCo, LLC ("AcquisitionCo")
17.0359%
40%
Other Eldorado Members*
82.9641%
Eldorado Holdco, LLC ("Eldorado")
Mesquite Gaming, LLC ("Mesquite")
60%
Other Mesquite Members**

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

Eldorado
The diagram below depicts the current organizational structure of Eldorado, as well as Eldorado's ownership interest in other entities.
Mesquite
The diagram below depicts the current organizational structure of Mesquite and its subsidiaries.
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
In 1996, Resorts was formed and became the successor to a predecessor partnership in a reorganization in which all of the interests in the predecessor partnership were exchanged for membership interests in Resorts. Insofar as they relate to periods prior to July 1, 1996, the effective date of the reorganization, references to Resorts are to its predecessor partnership except to the extent the context requires otherwise. Eldorado Capital Corp., a Nevada corporation wholly owned by Resorts (“Eldorado Capital”), was incorporated with the sole purpose of serving as co-issuer of debt co-issued by Resorts and Eldorado Capital. Eldorado Capital holds no significant assets and conducts no business activity. Resorts’ other subsidiaries include Eldorado-

Shreveport #l, LLC (“ES#1”) and Eldorado-Shreveport #2, LLC (“ES#2”), Nevada limited liability companies wholly-owned by Resorts, and Eldorado Limited Liability Company, a Nevada limited liability company approximately 96% owned by Resorts (“ELLC”).
Eldorado, through Resorts, owns and operates Eldorado-Reno, a premier hotel/casino and entertainment facility in Reno, Nevada. The Eldorado-Reno is easily accessible both to vehicular traffic from Interstate 80, the principal highway linking Reno to its primary visitor markets in northern California, and to pedestrian traffic from nearby casinos.
Resorts indirectly owns 100% of the partnership interests of Eldorado Casino Shreveport Joint Venture, a Louisiana general partnership (the “Louisiana Partnership”). The Louisiana Partnership owns and Resorts manages the Eldorado Resort Casino Shreveport (the “Eldorado-Shreveport”), a 403-room all suite art deco-style hotel and a tri-level riverboat dockside casino complex situated on the Red River in Shreveport, Louisiana, which commenced operations under its previous owners in December 2000. Resorts acquired a majority ownership interest in the hotel and riverboat casino complex in July 2005, and acquired the remaining minority interest in March 2008. Resorts’ ownership interest in the Louisiana Partnership is held through ES#1 and ES#2.
ELLC, which is approximately 96%-owned by Resorts, is a 50% joint venture partner in a general partnership (the “Silver Legacy Joint Venture”) that owns Silver Legacy, a major themed hotel/casino which is situated between, and seamlessly connected at the casino level to, Eldorado-Reno and Circus Circus-Reno, a hotel casino owned and operated by the other partner in the Silver Legacy Joint Venture, Galleon, Inc., an indirect, wholly-owned subsidiary of MGM Resorts International (“MGM”).
Resorts also owns an approximate 21% interest in Tamarack Crossing, LLC, a Nevada limited liability company that owns and operates Tamarack Junction, a small casino in south Reno which commenced operations September 4, 2001. Tamarack Junction is situated on approximately 62,000 square feet of land with 13,230 square feet of gaming space and 465 slot machines as of December 31, 2012.
Management of Eldorado
Eldorado’s board of managers (the “Eldorado Board”) is currently composed of individuals designated by the three managers, including Timothy T. Janszen designated by AcquisitionCo, Donald L. Carano, Gary L. Carano and Thomas R. Reeg designated by Recreational Enterprises, Inc. (“REI”), and Raymond J. Poncia, Jr. designated by Hotel-Casino Management, Inc. (“HCM”). AcquisitionCo, REI and HCM may change their respective representatives on the Eldorado Board from time to time by notice to Eldorado so long as they remain managers of Eldorado. Generally, any member of the Eldorado board may be removed from office with cause upon a vote of more than 50% of Eldorado’s membership interests.
Subject to the limitations described below, and except as otherwise delegated to Eldorado’s Chief Executive Officer (the “Eldorado CEO”), the Eldorado Board has control over the management of the business and affairs of Eldorado. Each board member has one vote and actions of the Eldorado Board generally require a majority vote of the board members. The members of the Eldorado Board are required to be licensed or found suitable by the relevant Nevada and Louisiana gaming authorities in order to engage in the management of Eldorado. For further information about these licensing and suitability requirements, see “Laws and Regulations,” below.
Under the Eldorado Operating Agreement, the Eldorado CEO is given the general powers and duties of management usually vested in the chief executive officer of a corporation along with such other powers and duties as may be prescribed by the Eldorado Board or the Eldorado Operating Agreement, including the supervision, direction and control of the day-to-day business and affairs of Eldorado. In addition to this general authority, the Eldorado CEO has the following specific rights which may be exercised on behalf of Eldorado:

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
On March 5, 2002, the Silver Legacy Joint Venture and its wholly owned finance subsidiary, Silver Legacy Capital Corp., issued $160 million principal amount of 10⅛% mortgage notes due March 1, 2012 (the “Silver Legacy Notes”). The Silver Legacy Notes matured on March 1, 2012 and the Silver Legacy Joint Venture did not make the principal and interest payment due on such date. On May 17, 2012, the Silver Legacy Joint Venture and Silver Legacy Capital Corp. (the “Silver Legacy Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code and on June 1, 2012 the Silver Legacy Debtors filed a joint plan of reorganization, which was subsequently amended on June 29, 2012 and August 8, 2012 (the “Plan of Reorganization”). On October 23, 2012, an order of confirmation relating to the Plan of Reorganization was entered by the bankruptcy court. On November 16, 2012, the effective date, as defined in the Plan of Reorganization, occurred. Concurrently, the Silver Legacy Joint Venture entered into a new $70 million credit facility (the “Silver Legacy Credit Facility”, issued $27.5 million in second lien notes (the “Silver Legacy Second Lien Notes”) and, in consideration of a $7.5 million contribution made by each of the Partners, issued $15 million in subordinated notes to the Partners (the “Partner Notes”). All creditors were paid under the terms of the Plan of Reorganization (with the exception of the quarterly installment payments to certain general unsecured creditors which are to be paid in full by November 16, 2013), the obligations under the Silver Legacy Notes were extinguished and the Silver Legacy Joint Venture emerged from bankruptcy. A final hearing was held and the Chapter 11 Case closed on March 20, 2013.
Under the Plan of Reorganization, each of ELLC and Galleon retained its 50% interest in the Silver Legacy Joint Venture, but was required to advance $7.5 million to the Silver Legacy Joint Venture in exchange for the Partner Notes and provide credit support by depositing $5.0 million of cash into bank accounts that are subject to a security interest in favor of the lender under the Silver Legacy Joint Venture Credit Facility. The $7.5 million Partner Note from ELLC to the Silver Legacy Joint Venture was issued on November 16, 2012 with a stated interest rate of 5% per annum and a maturity date of May 16, 2018. Payment of any interest or principal under the loan is subordinate to the senior indebtedness of the Silver Legacy Joint Venture, including the Silver Legacy Credit Facility and the Silver Legacy Second Lien Notes. Accrued interest under the Partner Notes will be added to the principal amount and may not be paid unless principal of the loan may be made in compliance with the terms of the senior indebtedness of the Silver Legacy Joint Venture, including the Silver Legacy Credit Facility or the Silver Legacy Second Lien Notes, or at maturity. The interest rate of the loan has been imputed to be 23%, resulting in a discount on the loan at inception of $4.3 million.
As a result of the identification of triggering events by Eldorado's management, Eldorado recognized non-cash impairment charges of $33.1 million in 2011 for its investment in the Silver Legacy Joint Venture. Such impairment charges eliminated Eldorado’s remaining investment in the Silver Legacy Joint Venture. Non-controlling interests in the Silver Legacy Joint Venture were allocated $4.8 million of the non-cash impairments, eliminating the remaining non-controlling interest. Assumptions used in such analyses were impacted by the default in the payment of principal and interest on the Silver Legacy Joint Venture’s debt obligations on March 1, 2012, the current cash flow forecasts and market conditions for the Silver Legacy Joint Venture. As a result of the elimination of Eldorado's remaining investment in the Silver Legacy Joint Venture, Eldorado discontinued the equity method of accounting for its investment in the Silver Legacy Joint Venture and will not provide for additional losses until its share of future net income, if any, equals the share of net losses not recognized during the period the equity method of accounting was suspended.
As a result of the impairment charges recorded, Eldorado had no recorded investment in the Silver Legacy Joint Venture at December 31, 2011. No equity in the income or loss related to the Silver Legacy was recorded for the year ended December 31, 2012. Eldorado's equity in losses related to the Silver Legacy for the years ended December 31, 2011 and 2010 amounted to $4.6 million and $4.8 million, respectively. Had Eldorado not discontinued accounting for its investment in the Silver Legacy Joint Venture, its equity in losses would have been $9.7 million for the year ended December 31, 2012.
The Joint Venture Agreement provides equal voting rights for ELLC and Galleon (and procedures for resolving deadlocks) with respect to approval of the Silver Legacy Joint Venture’s annual business plan and the appointment and compensation of the general manager and gives each partner the right to terminate the general manager. As a further consequence of the reorganization of the Silver Legacy Joint Venture through the bankruptcy process, ELLC and Galleon agreed to convert the joint venture into a Nevada limited liability company to be known as Circus and Eldorado Joint Venture, LLC. Ownership interest held by ELLC and Galleon in the new entity will be equal to the ownership interests held by each former partner in the joint venture, and the operating agreement of the limited liability company will include all of the material provisions of the Joint Venture Agreement with regard to management and operation of the Silver Legacy. It is expected that the conversion to the limited liability company structure will occur in the second quarter of 2013.
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
Partnership Distributions. In addition to distributions agreed to by the Partners and subject to any contractual restrictions, including the indenture relating to the Silver Legacy Second Lien Notes, prior to the occurrence of a “Liquidating Event” the Silver Legacy Joint Venture is required by the Joint Venture Agreement to make distributions to its Partners as follows:
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
Eldorado's Business Strategy
Eldorado has an experienced management team that includes, among others, Donald L. Carano and several members of his immediate family. Donald L. Carano, the Chief Executive Officer and a member of the Board of Managers of Eldorado, co-founded Eldorado-Reno in 1973 and has been the driving force behind its development. In addition to Donald L. Carano, each of Eldorado’s other senior executives, other than Thomas Reeg, who joined Eldorado in January 2011 as Senior Vice President of Strategic Development, has in excess of thirty years of operating experience in the gaming industry. In addition to their roles in management of Eldorado, members of the Carano family currently indirectly own approximately 51% of Eldorado.
Eldorado’s business strategy draws upon its extensive gaming management experience gained from successfully operating Eldorado-Reno. Key elements of Eldorado’s strategy include the following:
Personal Service and High Quality Amenities. One of the cornerstones of Eldorado’s business strategy is to provide its customers with an extraordinary level of personal service. Eldorado’s senior management is actively involved in the daily operations of its properties, frequently interacting with hotel, restaurant and gaming patrons to ensure that they are receiving the highest level of personal attention. Eldorado’s management believes that personal service is an integral part of fostering customer loyalty and generating repeat business. Eldorado’s management continually monitors Eldorado’s casino operations to react to changing market conditions and customer demands. Eldorado targets premium-play customers as well as the value-conscious gaming patron with its state-of-the-art casino featuring the latest in game technology, electronic displays and customer-convenient features.
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
Eldorado’s Nevada Gaming Properties
Eldorado Hotel & Casino (Eldorado-Reno)
The Eldorado-Reno is an 814-room premier hotel, casino and entertainment facility centrally located in downtown Reno. Reno is the second largest metropolitan area in Nevada, with a population of approximately 426,000, and is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 60 miles from South Lake Tahoe, 135 miles east of Sacramento, California and 225 miles east of San Francisco, California. Reno is a destination market that attracts year-round visitation by offering gaming, numerous summer and winter recreational activities and popular special events such as national bowling tournaments.
Eldorado-Reno currently offers:

•	Approximately 76,500 square feet of gaming space, with approximately 1,219 slot machines and 47 table games;

•	814 finely-appointed guest rooms and suites, including 17 specialty suites, 93 “Eldorado Player’s Spa Suites” with bedside spas and 26 one- or two-bedroom penthouse suites;

•	Nationally recognized cuisine which ranges from buffet to gourmet;

•
A 566-seat showroom, a VIP lounge, three retail shops, a versatile 12,400 square foot convention center and an outdoor plaza located diagonally to Eldorado-Reno which hosts a variety of special events; and

•	Parking facilities for over 1,130 vehicles, including a 643-space self-park garage, a 124-space surface parking lot and a 363-space valet parking facility.
The Eldorado-Reno is centrally positioned in the heart of Reno’s prime gaming area and room base and is easily accessible to both foot and vehicular traffic. With three towers, including a 26-story tower that lights up with over 2,000 feet of neon at night, Eldorado-Reno is visible from Interstate 80, attracting visitors to the downtown area and generating interest in the property. Eldorado's management believes that Eldorado-Reno serves as a downtown landmark, situated to attract foot traffic from other casinos as well as from the local populace. In addition, Eldorado-Reno is easily accessible to visitors competing in and attending the various bowling tournaments that are held in the National Bowling Stadium and to visitors attending events in the Reno Event Center and a city-owned downtown ballroom facility, all of which are located just one block away.
Eldorado’s management believes that Eldorado-Reno’s mix of slot machines and table games, including blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, mini-baccarat, a keno lounge, a races and sport book and a poker room, makes it attractive to both middle-income and premium-play customers. Slot machines, which are offered in denominations from 1 cent to $100, generated approximately 69% of Eldorado-Reno’s total gaming revenues in 2012. A diverse selection of table games and a variety of table limits encourage play from a wide range of gaming customers, which management believes makes Eldorado-Reno one of the premier table games casinos in the Reno market.

The interior of the hotel is designed to create a European ambiance where hotel guests enjoy panoramic views of Reno’s skyline and the majestic Sierra Nevada mountain range. Eldorado’s management believes that attention to detail, decor and architecture have created an identifiable and innovative presence in the Reno market for Eldorado-Reno. In 2012 and 2011, Eldorado-Reno achieved average hotel occupancy of 80.6% and 83.4%, respectively. In 2012, Eldorado-Reno achieved an Average Daily Rate (“ADR”) of $62.81 compared with $63.62 in 2011.
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

•	Sushi Sake, located on the patio of Roxy’s, provides sushi and libations in a contemporary Euro-Asian setting with a seating capacity of 46;

•	La Strada features northern Italian cuisine in an Italian countryside villa setting, and has a seating capacity of approximately 160;

•	The Brew Brothers, which has a seating capacity of approximately 190, is the first microbrewery located in a hotel/casino;

•	The Prime Rib Grill, which has a seating capacity of approximately 190, is a spirited, lively steak and seafood house specializing in prime rib and grilled entrees;

•
The Buffet, which was totally remodeled in 2008 and has a seating capacity of approximately 340, offers a 200-foot long buffet with a variety of cuisines, including American, Italian, Chinese, Mexican, Hop Wok grill, a pizza station and salad, fruit and ice cream bars;

•	Tivoli Gardens, which has a seating capacity of approximately 210, offers a 24-hour-a-day restaurant with a menu featuring Asian, Italian, Mexican and classic American cuisines;

•	Pho Mein, which has a seating capacity of approximately 120, is an authentic Asian noodle kitchen featuring an array of Chinese and Vietnamese favorites available for dine in or take out; and

•	Eldorado Coffee Company features the Eldorado-Reno’s freshly roasted on-site blends, offering gourmet coffee and teas.
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
Silver Legacy is situated on two city blocks, encompassing 240,000 square feet in downtown Reno. The hotel currently offers 1,711 guest rooms, including 141 player spa suites, eight penthouse suites and seven hospitality suites. Many of the Silver Legacy’s guest rooms feature views of Reno’s skyline and the Sierra Nevada mountain range. The Silver Legacy’s 10- story parking facility can accommodate approximately 1,760 vehicles. At December 31, 2012, the Silver Legacy’s casino featured approximately 87,300 square feet of gaming space with 1,405 slot machines and 63 table games, including blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, Baccarat and Pai Gow, a keno lounge and a race and sports book. “Club Legacy,” the Silver Legacy’s slot club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries and slot fee play.
Silver Legacy’s dining options are offered in eight venues:

•
Sterling’s Seafood Steakhouse, with a seating capacity of approximately 170, offering the finest in steaks and seafood along with an extensive wine list, tableside desserts and an extravagant Sunday Brunch;

•	Flavors! The Buffet, has a seating capacity of approximately 500;

•
Pearl Oyster Bar and grill, previously Fairchild’s Oyster Bar, opened in April of 2013 with a seating capacity of approximately 100 and offers seafood dining, an expanded bar and innovative new grill options;

•
Café Sedona, soon to be renamed Café Central, is under construction and has a seating capacity of approximately 170. The Café offers an extensive menu that includes American classics and Chinese cuisine 24-hours a day;

•	Fresh Express Food Court, with a seating capacity of approximately 110, offering a range of options including a deli and grill, authentic Asian cuisine and American classics;

•	Sips Coffee House, situated in the hotel lobby, offers gourmet coffee and teas;

•
Starbuck's Coffee Company, a new licensed franchise which opened in March of 2013 and is located on the casino floor providing a popular attraction for the downtown Reno corridor and Silver Legacy guests; and

•
Hussong's Cantina Taqueria, fabled to be the originator of the margarita, the landmark Hussong’s Cantina of Ensenada, Mexico, offers authentic Baja cuisine, sing-along rock n’ roll Mariachi bands and universal appeal. This new leased venue opened in April of 2013 and has a large bar and a seating capacity of approximately 80.

In addition, the hotel sponsors entertainment events which are held in the hotel’s convention area. Silver Legacy’s other amenities include retail shops, exercise and spa facilities, a beauty salon and an outdoor swimming pool and sundeck. A cityowned 50,000 square-foot ballroom facility is operated and managed by Silver Legacy, together with Eldorado-Reno and Circus Circus-Reno, and complements the existing Reno Events Center. It provides an elegant venue for large dinner functions and convention meeting space along with concert seating for approximately 3,000 attendees.
Tamarack Junction
Tamarack Crossings, LLC, an unconsolidated investee of Resorts which owns a 21.25% interest therein, owns Tamarack Junction, a small casino in south Reno. Tamarack Junction is situated on approximately 62,000 square feet with approximately 13,230 square feet of gaming space. At December 31, 2012, Tamarack Junction had approximately 465 slot machines, a keno game, a sports book and three themed restaurants. Four members of Tamarack Crossings, LLC, including Resorts and three unaffiliated third parties, manage the business and affairs of the Tamarack Junction. At December 31, 2012 and 2011, Resorts’ financial investment in Tamarack Crossings, LLC was approximately $5.1 million and $5.2 million, respectively. Resorts’ capital contribution to Tamarack Crossings, LLC represents its proportionate share of the total capital contributions of the members. Additional capital contributions of the members, including Resorts, may be required for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings.
Reno Market
Reno is the second largest metropolitan area in Nevada, with a population of 425,700 according to the most recently available census data, and is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 135 miles east of Sacramento, California and 225 miles east of San Francisco, California. Reno is a destination resort market that primarily attracts “drive-in” visitors by offering gaming as well as numerous other summer and winter recreational activities. In addition to gaming, the Reno area features national forests, mountains and lakes (including Lake Tahoe) and offers year-round opportunities for outdoor activities of all types. The Reno area enjoys relatively mild weather, with abundant sunshine throughout the year and low humidity. Reno’s annual snowfall is modest, although heavier snowfall in the mountain passes around Reno can obstruct traffic to Reno. Management believes that approximately two-thirds of visitors to the Reno market arrive by some form of ground transportation.
Popular special events include the National Championship Air Races, the Reno-Tahoe Open PGA tour event, Street Vibrations, a motorcycle event, and Hot August Nights, a vintage car event.
According to the Reno-Sparks Convention & Visitors Authority (the “Visitors Authority”), the greater Reno area attracted approximately 4.5 million and 4.3 million visitors during the years 2012 and 2011, respectively. The following table sets forth certain statistical information for the Reno market for the years 2008 through 2012 as reported by the Reno-Sparks Convention & Visitors Authority and the Nevada State Gaming Control Board.

	The Reno Market
	2012	2011	2010	2009	2008
Gaming Revenues (000’s)(1)	$644,835	$663,282	$683,940	$715,234	$831,889
Gaming Positions(2)(3)	17,857	18,140	18,091	19,009	20,217
Hotel Rooms(2)	15,580	15,600	15,398	16,134	15,637
Average Hotel Occupancy Rate(1)	64.0%	65.5%	66.1%	64.7%	66.6%
Visitors(2)	4,536,415	4,345,141	4,406,276	4,354,423	4,583,298

(1)	For the twelve months ended December 31 for each period shown.

(2)	As of December 31 for each period shown.

(3)	Calculated from information provided by the Nevada State Gaming Control Board.
The National Bowling Stadium, located approximately one block from Eldorado-Reno and Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno every year through 2018 except for 2017. It has also been selected to host 10 USBC tournaments from 2019 through 2030. During this period, two USBC Tournaments may be held in the same year. Through a one-time agreement, the National Bowling Stadium also hosted the USBC Open Tournament in Reno in 2011 and will host such tournament in 2014; usually off-years for Reno. Historically, these multi-month bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited business in the downtown area, including Eldorado-Reno. In 2011, the USBC Open Tournament returned to the Reno market beginning in late February and continued through the end of June 2011. This tournament brought approximately 62,300 bowlers to the Reno area during the 2011 tournament period. The USBC Women’s Tournament took place in Reno beginning in mid-April through early July 2012 and attracted approximately 29,700 women bowlers. In 2013 and 2014, both the men’s and women’s USBC Tournaments will take place in Reno. According to the Visitors Authority, bowling tournaments held at the National Bowling Stadium attract visitors from markets that do not normally contribute substantially to Reno’s visitor profile. The National Bowling Stadium also features a large-screen movie theater, retail space and can be configured to host special events and conventions.
Eldorado’s Louisiana Gaming Property
Eldorado Resort Casino Shreveport (Eldorado-Shreveport)
Eldorado-Shreveport, which is located in Shreveport, Louisiana, the largest gaming market in the state, is a premier resort-casino located adjacent to Interstate 20, a major highway that connects the Shreveport market with the attractive feeder markets of East Texas and Dallas/Fort Worth. Since Eldorado’s acquisition of a majority ownership interest in the property in 2005, Eldorado's management has taken steps to change the property’s theme from its original design and re-position it as a modern, Las Vegas-style resort with a gaming experience that appeals to both local gamers and out-of-town visitors. Eldorado-Shreveport’s integrated casino and entertainment resort benefits from the following features:

•	A location that positions Eldorado-Shreveport as the first casino that customers reach when driving to Shreveport from its primary feeder markets and the airport;

•	A purpose-built 50,000-square foot barge that houses 30,000 square feet of gaming space, as measured by the actual footprint of the gaming equipment;

•	A gaming experience with a land-based feel without the extensive ramping systems of most of Eldorado-Shreveport’s competitors;

•
The premier restaurant and entertainment pavilion in the Shreveport market, featuring a 60-foot high atrium that enables patrons to see the casino floor from almost anywhere in the pavilion, which Eldorado-Shreveport continues to update and refresh;

•	A luxurious 403-room, all-suite, hotel, with updated rooms featuring modern décor and flat screen TVs;

•	Part of the only “cluster” in Eldorado-Shreveport's market that allows for walkable visits between two gaming facilities with over 900 hotel rooms;

•	A 400-seat ballroom with four breakout rooms, a 6,000-square foot spa, a fitness center and salon, a premium players’ club and an entertainment show room; and

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
Eldorado-Shreveport offers award-winning cuisine ranging from fine dining to a sports-themed casual diner. Eldorado-Shreveport’s four dining venues include the following:

•	The Vintage, which has a seating capacity of approximately 140, is a gourmet steakhouse offering 100% USDA prime beef and fresh seafood along with an extensive wine list;

•	The Café, which has a seating capacity of approximately 40, is a self-service deli featuring pre-made sandwiches, fresh pastries, salads, desserts and ice cream;

•	The Buffet, which has a seating capacity of approximately 300, serves a variety of regional to ethnic dishes, including Mexican, steak and seafood buffet, fresh salads and desserts; and

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
Shreveport/Bossier City Market
Eldorado-Shreveport was built next to an existing riverboat gaming and hotel facility formerly operated by Harrah’s Entertainment and now operated by Boyd Gaming Corporation. The two casinos form the first and only “cluster” in the Shreveport/Bossier City market, allowing patrons to park once and easily walk between the two facilities. There are currently five casinos and a racino operating in the Shreveport/Bossier City market, which is the largest gaming market in Louisiana. The Shreveport/Bossier City gaming market permits continuous dockside gaming without cruising requirements or simulated cruising schedules, allowing casinos to operate 24 hours a day with uninterrupted access. Based on information published by the state of Louisiana, the five casino operators and racing in the Shreveport/Bossier City market generated approximately $713.3 million in gaming revenues in 2012, a decrease of approximately 2.7% from 2011.
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
The following table sets forth certain statistical information for the Shreveport/Bossier City market for the years 2008 through 2012 as reported by the Louisiana Gaming Control Board.

	The Shreveport/Bossier City Market
	2012	2011	2010	2009	2008
Gaming Revenues (000’s)(1)	$713,298	$732,738	$761,565	$779,653	$847,533
Gaming Positions (2)(3)	8,550	8,666	8,915	9,000	8,975
Admissions (000’s) (1)	10,025	10,840	11,559	12,002	12,657

(1)	For the twelve months ended December 31 for each period shown.

(2)	As of December 31 for each period shown.

(3)	Calculated from information provided by the Louisiana Gaming Control Board.
Operations
The primary source of Eldorado’s revenues is its properties’ casinos, although their hotels, restaurants, bars, shops and other services are an important adjunct to the casinos. The following table sets forth the respective contributions to Eldorado’s net revenues on a dollar (in thousands) and percentage basis of the major activities, excluding that of its unconsolidated investees, the Silver Legacy Joint Venture and Tamarack Crossings LLC, for each of the two most recent fiscal years ended December 31:

	2012		2011
Revenues:
Casino(1)	$200,292	78.6%	$201,253	78.6%
Food, Beverage and Entertainment(2)	62,947	24.7%	62,644	24.5%
Hotel(2)	26,203	10.3%	26,547	10.4%
Other(2)	6,828	2.7%	7,025	2.7%
Gross revenues	296,270	116.3%	297,469	116.2%
Less:
Complimentary allowances(2)	(41,530)	(16.3)%	(41,397)	(16.2)%
Net revenues	$254,740	100.0%	$256,072	100.0%

(1)	Casino revenues are the net difference between the sums received as winnings and the sums paid as losses.

(2)
Hotel, food, beverage, entertainment and other include the retail value of services which are provided to casino customers and others on a complimentary basis. Such amounts are then deducted as complimentary allowances to arrive at net revenue.

The net revenues of Eldorado’s unconsolidated investees, the Silver Legacy Joint Venture and Tamarack Crossings LLC, approximate $114.8 and $17.8 million, respectively, for 2012 and $122.9 and $17.2 million, respectively, for 2011. Eldorado accounts for its investments in unconsolidated investees using the equity method of accounting; however, as a result of the elimination during 2011 of Eldorado’s remaining investment in the Silver Legacy Joint Venture (see discussion on p. 12, under Silver Legacy Joint Venture), Eldorado has discontinued the equity method for its investment in the Silver Legacy Joint Venture and will not provide for additional losses until its share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended. Included in Eldorado’s operating income for the years ended December 31, 2012 and 2011, is equity in the net losses of the Silver Legacy Joint Venture (approximately $4.6 million for 2011) and equity in the net income of Tamarack Crossings, LLC (approximately $0.7 and $0.9 million for 2012 and 2011, respectively).
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
The following table shows Eldorado-Reno’s percentage of gross revenues by quarter for 2012 and 2011:

	2012	2011
First quarter	22.2%	21.6%
Second quarter	26.7%	27.1%
Third quarter	27.7%	27.1%
Fourth quarter	23.4%	24.2%
Total	100.0%	100.0%
Hotel/casino operations in the Shreveport/Bossier City market are subject to slight seasonal variations, with the strongest operating results generally occurring in the first and third quarters of each year and the weakest results generally occurring during the fourth quarter.

The following table shows Eldorado-Shreveport’s percentage of gross revenues by quarter for 2012 and 2011:

	2012	2011
First quarter	26.6%	25.7%
Second quarter	24.8%	24.6%
Third quarter	24.7%	25.5%
Fourth quarter	23.9%	24.2%
Total	100.0%	100.0%
Employees
As of December 31, 2012, there were approximately 1,500 employees at Eldorado-Reno and approximately 1,200 employees at Eldorado-Shreveport. At that date there were approximately 1,800 employees at Silver Legacy. A substantial majority of the employees at each property are non-management personnel. The number of people employed at any time at either of the Reno properties is subject to seasonal fluctuation. None of the employees at Eldorado-Reno, Eldorado-Shreveport or Silver Legacy are covered by a collective bargaining agreement. Eldorado believes that employee relations at Eldorado-Reno, Eldorado-Shreveport and Silver Legacy are excellent.
Competition
The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American reservations and other forms of legalized gaming. There is intense competition among companies in the gaming industry, many of which have significantly greater resources than Eldorado. Certain states have legalized casino gaming and other states may legalize gaming in the future. Legalized casino gaming in these states and on Native American reservations near Eldorado’s markets or changes to gaming laws in states surrounding Nevada could increase competition and could adversely affect Eldorado’s operations. Eldorado also competes to a lesser extent with gaming facilities in other jurisdictions with dockside gaming facilities, state-sponsored lotteries, on-and-off track pari-mutual wagering, internet gaming, card clubs, riverboat casinos and other forms of legalized gambling. In addition, various forms of internet gaming have been approved in Nevada and New Jersey and legislation permitting internet gaming has been proposed by the federal government and other states. The expansion of internet gaming in Nevada and other jurisdictions could result in significant additional competition.
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
Since visitors from California comprise a significant portion of Eldorado-Reno's and Silver Legacy's customer base, both also compete with Native American gaming operations in California. In total, the State of California has signed and ratified compacts with 70 Native American tribes, and there are currently 59 Native American casinos operating in California, including casinos located in Northern California, which Eldorado's management considers to be a significant target market. These Native American tribes are allowed to operate slot machines, lottery games, and banking and percentage games on Native American lands. Although many existing Native American gaming facilities in Northern California are modest compared to Eldorado-Reno and Silver Legacy, a number of Native American tribes have established large-scale gaming facilities in California and some Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing, large-scale hotel and gaming facilities in Northern California. In June 2012, construction began on a new 320,000 square foot gaming facility located in Sonoma County, California which is expected to be completed in late 2013.
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
As Northern California Native American gaming operations have expanded, Eldorado's management believes that the increasing competition generated by these gaming operations has negatively impacted, and may continue to negatively impact, principally drive-in, day-trip visitor traffic from main feeder markets in Northern California.
In addition, land-based, riverboat, or dockside casino gaming (other than that conducted on Native American-owned land) is currently conducted in 15 states and casino gaming on Native American-owned land is conducted in a number of states, including California, Washington, and Oregon. Eldorado’s management believes the Reno market draws over 50% of its visitors from California. In addition to gaming on Native American-owned land, California allows other non-casino style gaming, including pari-mutuel wagering, a state-sponsored lottery, card clubs, bingo, and off-track betting.
The Shreveport/Bossier City gaming market is characterized by intense competition and the market has not grown appreciably since Eldorado-Shreveport opened under its previous owner in December 2000. Eldorado-Shreveport competes directly with four casinos, all of which have operated in the Shreveport/Bossier City market for several years and have established customer bases, and also with various other gaming facilities throughout Louisiana and Oklahoma. Casino gaming currently is prohibited in several jurisdictions from which the Shreveport/Bossier City market draws customers, primarily Texas. Although casino gaming is currently not permitted in Texas, the Texas legislature has from time to time considered proposals to authorize casino gaming. Eldorado-Shreveport competes with several Native American casinos located in Oklahoma, certain of which are located near our core Texas markets. WinStar Casinos, a Las Vegas-style gaming facility owned by the Chickasaw Nation, is located in Oklahoma approximately 60 miles north of the Dallas/Fort Worth area and has 519,000 total square feet of space with more than 380,000 square feet of gaming space, more than 6,400 electronic gaming devices, numerous table games, 46 poker tables, an 800-seat bingo hall and a 2,500-seat event center, and a 395-room hotel with a spa. Eldorado-Shreveport also competes with Choctaw Casino Resort, a casino and hotel facility owned by the Choctaw Nation and located in Durant, Oklahoma, approximately 75 miles north of the Dallas/Fort worth area, with approximately 4,500 electronic gaming devices, 38 table games, 30 poker tables, a 500-seat bingo hall, a 330-room hotel and event center, several restaurants, a buffet, concert hall, amphitheater, lounge, spa and RV park. Both the Chickasaw Nation and the Choctaw Nation are permitted to operate Class-III gaming devices in the state of Oklahoma, which permits them to offer Las Vegas-style gaming. Because we draw a significant amount of our customers from the Dallas/Fort Worth area, but are located approximately 190 miles from that area, we believe we will continue to face increased competition from gaming operations in Oklahoma, including the WinStar and Choctaw casinos, and would face significant competition that may have a material adverse effect on our business and results of operations if casino gaming were to be approved in Texas.
In February 2012, construction began on a new 30,000 square foot casino and 400-room hotel project in Bossier City across the Red River from Eldorado-Shreveport. The owner acquired the license for an existing casino site in Lake Charles, Louisiana and received the required regulatory approvals to move the location to Bossier City. The beach-themed resort is currently expected to be completed in the summer of 2013 and, when opened, will compete directly with Eldorado-Shreveport.
MESQUITE
Introduction
Effective August 1, 2011, Mesquite Gaming, LLC (“Mesquite”) was formed and created as a successor to Black Gaming, LLC (“Black Gaming”). Mesquite was formed in a reorganization in which Black Gaming contributed all of its assets to Mesquite, which issued to investor parties, in exchange for cash contributions, 100% ownership in Mesquite.
Mesquite is engaged in the casino resort industry in Mesquite, Nevada through its wholly-owned subsidiaries that own and operate the CasaBlanca Resort/Golf/Spa, the Virgin River Hotel/Casino/Bingo, a full-service spa, a bowling center, restaurants, and banquet and conference facilities. In addition, the CasaBlanca Resort/Golf/Spa and one of its wholly-owned subsidiaries operate the CasaBlanca Golf Club and the Oasis Golf Club, respectively, which are located on land leased by each operating entity. Mesquite also owns real estate on which the Oasis Resort & Casino was located prior to its demolition. The demolition, which includes six hotel buildings, the casino, spa, go-cart track and pylon signs facing I-15, began in May 2013 and is expected to be completed during mid-July 2013. The two buildings used for timeshares and the skywalk across Mesquite Boulevard will remain.
Management of Mesquite

Mesquite’s board of managers (the “Mesquite Board”) is currently composed of five managers who are selected from Mesquite’s two Class A Member Groups, the Black Member Group, which selects three Managers, and the Newport Member Group, which selects the remaining two Managers. The current Managers chosen by the Newport Member Group are Timothy T. Janszen,, the Company’s operating manager, and Ryan L. Langdon, one of the Company’s Senior Managing Directors, while the current Managers chosen by the Black Member Group include individuals who were managers of Black Gaming prior to the Mesquite transaction. Under the terms of the Mesquite Operating Agreement, so long as AcquisitionCo remains a Class A Member of Mesquite, it may change its respective representatives on the Mesquite Board from time to time by notice to Mesquite. Any manager of Mesquite may be removed from office with cause upon a vote of at least two-thirds (2/3) of Mesquite’s Class A Membership interests.
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
Under the Mesquite Operating Agreement, the Mesquite Board and the Mesquite CEO each has the right if, as and when it is necessary or appropriate on behalf of Mesquite, subject to the terms and conditions of the Mesquite Operating Agreement, to do the following:

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
Without the affirmative vote or written consent of at least four (4) of Mesquite’s Managers and Class A Members holding Eligible Units totaling at least two-thirds (2/3) of the Eligible Units held by all Class A Members, neither the Mesquite Board nor the Mesquite CEO has the right to do any of the following:

•	Admit additional Members to Mesquite other than a substituted Member for an existing Member or pursuant to exercise of currently outstanding warrants (the "Warrants");

•	Sell, transfer, convey or encumber all or substantially all Mesquite property;

•	Incur an indebtedness obligation or series of related indebtedness obligations, whether directly by Mesquite or through any of its subsidiaries, in excess of three million dollars ($3,000,000);

•	Enter into any transaction or series of related transactions for the purchase or sale of assets by Mesquite or any of its subsidiaries in which the purchase or sale price exceeds $3,000,000;

•	Issue additional Units or warrants other than the Warrants and Units issued pursuant to the Warrants;

•	Merger Mesquite with or into any other entity;

•	Any distributions made pursuant to the provisions of Section 5.4 of the Mesquite Operating Agreement;

•	Merger of any subsidiary of Mesquite with or into any entity other than Mesquite or another wholly-owned subsidiary of Mesquite;

•	Issue additional equity interests in any subsidiary of Mesquite to a party other than Mesquite or a wholly-owned subsidiary of Mesquite; or

•	Transfer any equity interest in any subsidiary of Mesquite to a party other than Mesquite or a wholly-owned subsidiary of Mesquite.
Business Strategy
Mesquite’s operating strategy emphasizes attracting and retaining customers primarily from the Utah, Las Vegas and Mesquite markets and, to a lesser extent, out-of-town visitors traveling through Mesquite on I-15. Mesquite’s properties attract customers through:

•	Innovative, frequent and high-profile promotional programs directed towards the Utah, Las Vegas and Mesquite markets;

•	Offering Mesquite’s customers the latest in technology;

•	Focused marketing efforts targeting Mesquite’s customer database; and

•	The development of strong relationships with Mesquite’s current customers, along with efforts to build relationships with potential new customers.
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

Marketing and Promotion. Mesquite employs a marketing strategy that utilizes frequent high-profile promotional programs in order to attract customers and establish a high level of name recognition. In addition to advertising through television, radio and newspaper, Mesquite has created new branded promotions, such as its Lot-A-Bucks product and cash incentive promotions.
Mesquite’s player rewards program allows guests to earn points based on their level of gaming activity. Participants in the program can redeem points at any of Mesquite’s properties for cash and complimentary slot play, food, beverage, hotel rooms, merchandise, golf rounds and spa services.
Mesquite is heavily focused on driving customer traffic with the latest products for slots, bingo and keno. Mesquite believes that these products create sustainable competitive advantages and will continue to distinguish it from its competition.
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
Oasis Hotel & Casino
Prior to December 5, 2008, the Oasis Hotel & Casino (the “Oasis”) was a full-service entertainment and resort destination with approximately 900 rooms. Due to deteriorating economic conditions, on December 5, 2008, operations at the Oasis were significantly reduced. In May 2009, due to the continued deterioration of economic conditions, the Oasis further reduced operations to 16 video poker and slot machines, the minimum number of machines required to maintain the requisite gaming approvals needed to operate this property’s casino, golf course operations and some of the hotel facilities used to accommodate overflow from the other hotels. During 2011, Mesquite's management put in place a plan for the demolition of the Oasis and some of its 900 rooms. The demolition, which includes six hotel buildings, the casino, spa, go-cart track and pylon signs facing I-15, began in May 2013 and is expected to be completed during mid-July 2013. The two buildings used for timeshares and the skywalk across Mesquite Boulevard will remain.
The Oasis is situated on an approximately 26-acre site, containing a parking lot with a capacity for approximately 1,800 cars as well as an 80 unit R.V. park, both of which will remain after the current demolition. Approximately four miles from the Oasis is the Palms Golf Course featuring an 18-hole, 7,008 yard championship course. The Palms Golf Course straddles the Nevada/Arizona border and is situated on a 256-acre site, of which 109 acres are leased from the State of Arizona pursuant to a lease that expires in May 2015.

Oasis Ranch and Gun Club
The Oasis Ranch and Gun Club encompass over 95 acres of farmland, game pasture, and river bottom that is owned by Mesquite. Operations were suspended indefinitely at the club on November 22, 2010 due to the economic downturn in the region.
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
The Mesquite area enjoys relatively mild weather, with abundant sunshine throughout the year and low humidity. Mesquite’s annual snowfall is modest, although heavier snowfall in the mountain passes around Mesquite does occur. Considered by many to be a golfer’s paradise, Mesquite has seven championship courses including the nationally-ranked Wolf Creek Golf Club and the new Conestoga Golf Club. The RE/MAX World Long Drive Championships, along with additional Long Drivers of America events, are held annually at the Mesquite Sports and Event Complex. Mesquite also offers world-class mountain biking, ATVing and hiking trails, nature tours, sky diving, and more. According to the Las Vegas Convention and Visitors Authority (the “Visitors Authority”), the Mesquite area attracted an estimated one million visitors for the twelve months ended December 31, 2012.
The following table sets forth certain statistical information for the Mesquite market for the years 2008 through 2012 as reported by the Visitors Authority, the Nevada Commission on Tourism and the Nevada State Gaming Control Board.

	The Mesquite Market
	2012	2011	2010	2009	2008
Gaming Revenues (000’s)(1)	$117,513	$116,954	$115,773	$120,107	$143,961
Gaming Positions(2)(3)	2,962	2,973	2,977	2,987	3,547
Hotel Rooms(2)	1,745	1,763	1,767	1,790	1,981
Average Hotel Occupancy Rate(1)	72.8%	78.4%	80.2%	83.3%	78.3%
Visitors(2)	996,146	981,541	995,120	1,076,162	1,450,314

(1)	For the twelve months ended December 31 for each period shown.

(2)	As of December 31 for each period shown.

(3)	Calculated from information provided by the Nevada State Gaming Control Board.
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
Mesquite, Nevada. There are three operating hotel-casinos in Mesquite, Nevada, two of which are owned by Mesquite. Mesquite suspended operations at another of its hotel-casinos, the Oasis, on June 30, 2009 and surrendered its gaming license related to that property. Mesquite continued to use the hotel rooms, RV Park and timeshares at the Oasis until the recently begun demolition discussed previously and may continue to utilized the timeshares once the demolition is complete, as the structures housing those properties will remain. As of December 31, 2012 there were approximately 1,745 hotel rooms in

Mesquite, Nevada, 1,600 of which are owned by Mesquite. This number includes the rooms at the Oasis which are currently being demolished. Within the three operating hotel-casinos there are eight dining options, five of which are located at Mesquite properties. Mesquite also competes with free standing dining facilities in Mesquite, Nevada. The only other licensed resort gaming facility in Mesquite is the Eureka Casino Hotel (the “Eureka”). Mesquite believes that the hotel casinos are sufficiently distinct and diversified such that each property caters to a different type of clientele. For instance, the CasaBlanca, which contains a spacious casino floor and a tower hotel, appeals to the customer who seeks to enjoy a mega resort type experience that is away from the hustle and bustle of Las Vegas. On the other hand, the Virgin River caters to the local Mesquite customer who is more likely to be attracted by the intimate gaming atmosphere and amenities such as a bowling alley. With 210 rooms and 3 dining facilities, Mesquite believes that the Eureka targets the local Mesquite customer and competes directly with the Virgin River. There is no limit on the number of gaming licenses that may be granted in Mesquite or in some of the other gaming markets in which Mesquite competes. In particular, other than zoning limitations and licensing requirements of the City of Mesquite, there are no restrictions on additional casinos being constructed and opened in Mesquite, including by competitors that may have greater financial and other resources than Mesquite does.
Las Vegas, Nevada. Many of Mesquite’s competitors in the Las Vegas market have significantly greater name recognition and financial, marketing and other resources than does Mesquite. However, Mesquite’s focus on providing value-oriented amenities with a quality casino experience attracts many Las Vegas locals who want to enjoy a weekend getaway. In response to the recent economic downturn and increased inventory of rooms, many properties in the Las Vegas market have significantly reduced their room rates, which has made it more difficult for Mesquite to compete with those properties.
West Wendover, Nevada. West Wendover, Nevada is located on the eastern border of Nevada in Elko County. The city is contiguous with Wendover, Utah and is approximately 120 miles west of Salt Lake City, Utah, less than half the distance between Mesquite and Salt Lake City, Utah. According to the Nevada State Gaming Control Board, the West Wendover casinos collectively contain approximately 3,900 slot machines and 140 games and tables as of December 31, 2012. Mesquite competes with these casinos for gaming customers located in Salt Lake City, Utah and the outlying areas. Nonetheless, Mesquite believes that it benefits from a more favorable climate and more attractive amenities. In West Wendover, during September through December, the average number of days with precipitation ranges from five to nine days with temperatures ranging from 38 to 58 degrees Fahrenheit. Mesquite, on the other hand, has on average three to four days of precipitation with temperatures ranging from 48 to approximately 72 degrees Fahrenheit during the same period.
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

	The Company's Investee			Predecessor	Combined
	Year Ended Dec. 31, 2012		Five Months Ended Dec. 31, 2011	Seven Months Ended July 31, 2011	Twelve Months Ended Dec. 31, 2011
Revenues:
Casino(1)	$64,410	66.0%	$25,218	$38,996	$64,214	65.4%
Food, Beverage and Entertainment(2)	24,631	25.3%	9,752	14,537	24,289	24.7%
Hotel(2)	18,488	19.0%	7,260	12,064	19,324	19.7%
Other(2)	9,465	9.6%	3,157	6,291	9,448	9.6%
Gross revenues	116,994	119.9%	45,387	71,888	117,275	119.4%
Less:
Promotional allowances(2)	(19,446)	(19.9)%	(7,956)	(11,103)	$(19,059)	(19.4)%
Net revenues	$97,548	100.0%	$37,431	$60,785	$98,216	100.0%

(1)	Casino revenues are the net difference between the sums received as winnings and the sums paid as losses.

(2)
Hotel, food, beverage, entertainment and other include the retail value of services which are provided to casino customers and others on a complimentary basis. Such amounts are then deducted as promotional allowances to arrive at net revenue.

Seasonality
Mesquite’s results of operations tend to be highly seasonal in nature. During the year ended December 31, 2012, approximately 63.5% of its operating income (less depreciation and amortization and other non-cash items) was generated in the first quarter and approximately 31.1% was generated in the second quarter with the remainder being generated during the final half of the year.
Employees
As of December 31, 2012, Mesquite employed approximately 1,546 employees, none of whom are covered by a collective bargaining agreement. Mesquite believes that its relationship with its employees is good.
LAWS AND REGULATIONS
Gaming Regulation Overview
Eldorado and Mesquite and their operations are subject to extensive regulation under laws, rules and supervisory procedures primarily in the jurisdictions where their facilities are located or docked. If additional gaming regulations are adopted in Nevada or Louisiana where their operations are conducted, those regulations could impose additional restrictions or costs that could have a significant adverse effect on those operations. From time to time, various proposals have been introduced in the legislatures of the two jurisdictions in which Eldorado and Mesquite conduct operations which, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and those operations. We do not know whether or when such legislation will be enacted. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees could adversely affect Eldorado's or Mesquite's, or their respective subsidiaries’, operations.
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

•
Maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

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
Prior to the closing of the Resorts Transaction, NGA and its affiliated entities and controlling persons obtained certain approvals from the Nevada Gaming Authorities. These approvals included the following:

•	NGA was registered as a publicly traded corporation as that term is defined by the Nevada Act,

•	NGA, VoteCo, Blocker, and AcquisitionCo were registered as holding or intermediary companies and were found suitable in such capacities, and

•	The VoteCo equityholders were licensed as members and managers, as applicable, of VoteCo and found suitable as controlling managers, as applicable, of NGA, Blocker, and AcquisitionCo.

•	In addition, the Nevada Commission issued a variety of approvals in connection with the Resorts Transaction, including:

•	Approval of the disposition of the Resorts 3% equity interest by Carano to AcquisitionCo; and

•	Approval of the issuance of the 14.47% new membership interest by Resorts and transfer of the interest to AcquisitionCo.
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
The Riverboat Act states, among other things that certain of the policies of the State of Louisiana are to:

•	Develop a historic riverboat industry that will assist in the growth of the tourism market;

•	License and supervise the riverboat industry from the period of construction through actual operation;

•	Regulate the operators, manufacturers, suppliers and distributors of gaming devices; and

•	License all entities involved in the riverboat gaming industry.
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
Internal Revenue Service Regulations
The Internal Revenue Service requires operators of casinos located in the United States to file information returns for U.S. citizens, including names and addresses of winners, for keno, bingo and slot machine winnings in excess of stipulated amounts. The Internal Revenue Service also requires operators to withhold taxes on some keno, bingo and slot machine winnings of nonresident aliens. The Company is unable to predict the extent to which these requirements, if extended, might impede or otherwise adversely affect the operations or its investees.
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
Other Laws and Regulations
The sale of alcoholic beverages at Eldorado-Reno, Eldorado-Shreveport, Silver Legacy, Tamarack Junction, Virgin River and CasaBlanca are subject to licensing, control and regulation by applicable local regulatory agencies. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any license, and any disciplinary action could, and revocation would, have a material adverse effect upon Eldorado's and/or Mesquite's operations.
Eldorado-Reno, Eldorado-Shreveport, Silver Legacy, Tamarack Junction, Virgin River and CasaBlanca are subject to extensive state and local regulations and, on a periodic basis, they must obtain various licenses and permits, including those required to sell alcoholic beverages. Eldorado and Mesquite believe that they and their subsidiaries have obtained all required licenses and permits and that their business, which is conducted through their subsidiaries, is conducted in substantial compliance with applicable laws.
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
Groundwater in the vicinity of the Eldorado-Reno property is also contaminated by a chlorinated solvent known as perchloroethylene or “PCE.” This contaminant is widespread in the Reno/Sparks area. The Central Truckee Meadows Remediation District, encompassing much of the cities of Reno and Sparks, was established pursuant to state legislation to address this contamination. The Central Truckee Meadows Remediation District is managed by Washoe County under the direction of the Nevada Division of Environmental Protection, and is currently conducting investigations and developing a remediation plan. Funding for the Central Truckee Meadows Remediation District is provided through assessments to water customers which are calculated on the basis of water use. The annual assessment to Eldorado-Reno is currently $38, plus an additional sum based on the amount of water used, which in Resorts’ most recent annual assessment amounted to approximately $7,500 (the Silver Legacy has paid assessments of $25,000 or less per year since 2009). It is possible that additional assessments may be made against properties that receive special benefits from the Central Truckee Meadows Remediation District, such as clean-up of contamination affecting a specific parcel. The legislation implementing this program exempts property owners who did not cause or contribute to the contamination from civil and criminal liability for the cost of remediation and any related damages, except to the extent of unpaid assessments. Eldorado's management does not believe that Eldorado-Reno has contributed to this solvent contamination; however, Eldorado's management expects that Eldorado-Reno and Silver Legacy will be required to allow the Central Truckee Meadows Remediation District access to their respective properties for continued investigation, including access to monitoring wells.
Asbestos has been determined to be present in the acoustic ceilings of approximately 216 of the Eldorado-Reno’s older hotel rooms. Removal of the asbestos will be required only in the event of the demolition of the affected rooms or if the asbestos is otherwise disturbed. Eldorado's management currently has no plans to renovate or demolish the affected rooms in a manner that would require removal of the asbestos.
The possibility exists that additional contamination, as yet unknown, may exist at Eldorado-Reno or Silver Legacy. In all cases, however, Eldorado's management believes that any such contamination would have arisen from activities of prior owners or occupants, or from offsite sources and not as a result of any of Eldorado-Reno's or Silver Legacy’s actions or operations. Eldorado's management does not believe that its expenditures for environmental investigations or remediation will have a material adverse effect on its financial condition or results of operations.
In addition to the annual assessments referred to above, Resorts has expended approximately $0.9 million in connection with environmental matters from January 1, 1993 through December 31, 2012, of which expenditures were less than $1,000 during each of 2012, 2011, and 2010.
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
The Company
The Company owns no real property, but it owns equity interests in Eldorado and Mesquite, which own real estate and personal property associated with the following casino resorts:

•
Eldorado-Reno is situated on an approximately 159,000 square foot parcel at 345 North Virginia Street, Reno, Nevada. Resorts, a wholly-owned subsidiary of Eldorado, owns the entire parcel, except for approximately 30,000 square feet which is leased from C, S and Y Associates, a general partnership of which Donald Carano is a general partner. The lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 or (ii) an amount based on a decreasing percentage of Eldorado-Reno’s gross gaming revenues ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75.0 million. Rent in 2012 totaled approximately $594,000 compared with $580,000 in 2011. As of February 28, 2013, repayment of an aggregate $175.5 million of indebtedness was secured by a first deed of trust and security interest in substantially all of Resorts’ Reno and Shreveport real property interests and fixtures, including Eldorado-Reno and Eldorado-Shreveport, a 31,000 square foot parcel of property across the street from and west of Eldorado-Reno, two other parcels of property adjacent to Eldorado-Reno totaling 18,687 square feet, certain parking facilities, all related personal property, substantially all other assets of Resorts and a pledge of Resorts’ interest in ELLC.

•
Silver Legacy is situated on two parcels adjacent to the Eldorado-Reno and located at 407 North Virginia Street and 411 North Sierra Street in Reno, Nevada. Silver Legacy Joint Venture owns both parcels comprising 118,167 and 119,927 square feet. As of February 28, 2013, both parcels and the improvements located thereon were subject to encumbrances securing repayment of indebtedness in the aggregate principal amount of $117.9 million.

•
Eldorado-Shreveport is situated on approximately nine acres of leased land in Shreveport, Louisiana. The Louisiana Partnership also leases other properties in the Shreveport area for office space, employee parking and storage. As of February 28, 2013, repayment of an aggregate $175.5 million of indebtedness was secured by a first deed of trust and security interest in substantially all of Resorts’ Shreveport real property interests and fixtures, including the Eldorado-Shreveport.

•
Tamarack Junction is a small casino in south Reno that is owned by an entity that is 21.25% owned by Resorts. Tamarack Junction is situated on approximately 62,000 square feet with approximately 13,230 square feet of gaming space. Tamarack Junction is not a subsidiary of Resorts and did not guarantee the Resorts Senior Notes or borrowings under the Resorts New Credit Facility. As of February 28, 2013, repayment of an aggregate $2.5 million of indebtedness was secured by a first deed of trust and security interest in substantially all of Tamarack Crossings, LLC's real property interests and fixtures, including the Tamarack Junction.

•
Virgin River Hotel/Casino/Bingo is a 36,000 square-foot casino situated on an approximately 32-acre site in Mesquite, Nevada that is owned by Mesquite. As of February 28, 2013, the repayment of an aggregate $65.5 million of indebtedness was secured by a first deed of trust and security interest in substantially all of Mesquite’s real property interests and fixtures, including the Virgin River Hotel/Casino/Bingo.

•
CasaBlance Resort/Golf/Spa is a 27,000 square-foot casino situated on approximately 43 acres in Mesquite, Nevada that is owned by Mesquite. Approximately one mile from the CasaBlanca, situated on a 221-acre site, is the CasaBlanca Golf Club featuring an 18-hole, 7,011 yard championship course. The land on which the golf club is located is leased pursuant to a 99-year lease that expires in June 2094. As of February 28, 2013, the repayment of an aggregate $65.5 million of indebtedness was secured by a first deed of trust and security interest in substantially all of Mesquite’s real property interests and fixtures, including the CasaBlanca Resort/Golf/Spa.

•
Oasis Hotel & Casino is situated on an approximately 26-acre site in Mesquite, Nevada that is owned by Mesquite. Approximately four miles from the Oasis is the Palms Golf Course featuring an 18-hole, 7,008 yard championship course. The Palms Golf Course straddles the Nevada/Arizona border and is situated on a 256-acre site, of which 109 acres are leased from the State of Arizona pursuant to a lease that expires in May 2015. The Oasis Ranch and Gun Club, which suspended its operations on November 22, 2010, encompasses over 95 acres of farmland, game pasture, and river bottom that is owned by Mesquite. As of February 28, 2013, the repayment of an aggregate $65.5 million of indebtedness was secured by a first deed of trust and security interest in substantially all of Mesquite’s real property interests and fixtures, including the Oasis Hotel & Casino. The current demolition of the Oasis, which includes six hotel buildings, the casino, spa, go-cart track and pylon signs facing I-15, began in May 2013 and is expected to be completed during mid-July 2013. The two buildings used for timeshares and the skywalk across Mesquite Boulevard will remain.

ITEM 3.	LEGAL PROCEEDINGS.
As of the date of this report, the Company is not a party to any pending legal proceeding and to its knowledge, no action, suit or proceeding against it has been threatened by any person.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.
Part II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
No established public trading market exists for the Company’s membership units. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company’s membership units.
The only classes of equity securities of the Company currently outstanding are its Class A Units, which is the Company’s only class of voting securities, and its Class B Units. As of the date of this report, VoteCo is the holder of record of one Class A Unit, which is the only Class A Unit issued and outstanding, and InvestCo is the holder of record of all the Company’s 9,999 Class B Units. The Company did not issue any equity securities during the year ended February 28, 2013, nor did the Company or any “affiliated purchaser” (as defined in Rule 10b-18 (a) (3) under the Securities Exchange Act of 1934) purchase any equity securities of the Company during the year ended February 28, 2013.
The Company has not in the past paid, and does not expect to pay in the foreseeable future, any dividends or other distributions with respect to its membership units.
Reference is made to the information appearing under the caption “Equity Compensation Plans” in Item 12 of this report, which information is incorporated in this Item 5 by this reference.

ITEM 6.	SELECTED FINANCIAL DATA.
Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
In June 2012, the Company announced a change in its fiscal year end from December 31 to the last day of February, effective January 1, 2012. As a result, the Company's current fiscal year comprises the twelve months ended February 28, 2013. Our previous fiscal year ended December 31, 2011. Consequently, we filed a transition report on Form 10-QT for the two month period ended February 29, 2012. The balance sheet comparisons in this discussion and analysis are as of February 28, 2013, and February 29, 2012, while comparisons of operating results relate to the twelve months ended February 28, 2013, and December 31, 2011 and the two months ended February 29, 2012 and February 28, 2011.
The Company has had no revenue generating business since inception. Its only operations have consisted of equity in the net income (losses) of Eldorado and Mesquite, interest income earned on the Eldorado-Shreveport Investments, and nominal administrative expenses. The Company’s net losses for the years ended February 28, 2013 and February 29, 2012 were approximately $1 million and $7.2 million, respectively.
Prior Period Reclassifications
Certain reclassifications, which had no effect on the previously reported net income (loss) of the Company, have been made to the Company's consolidated statements of cash flows for the year ended December 31, 2011 and the two months ended February 29, 2012 to conform to its presentation for the year ended February 28, 2013. At the request of, and for the convenience of, the Company, disbursements of the Company for operating expenses are made by the Newport Funds directly to vendors and investees, and certain distributions from the Company's investees may be received directly by the Company's members and/or their beneficial owners. Prior to March 1, 2012, these activities were treated as non-cash operating and financing transactions. Subsequently, such transactions are treated as constructive cash inflows and outflows in the statements of cash flow, which management believes is a preferable method because it more accurately reflects the Company's operating requirements and capital resources. Under this method, net cash provided by operating activities is lower, and cash provided by financing activities is higher, by $290,289 and $59,346 for the year ended December 31, 2011and the two months ended February 29, 2012, respectively, after reclassification for comparability with the current period presentation.
Eldorado
Eldorado, through Resorts, owns and operates the Eldorado-Reno, a premier hotel/casino and entertainment facility in Reno, Nevada and the Eldorado-Shreveport, an all-suite art deco-style hotel and a tri-level riverboat dockside casino complex situated on the Red River in Shreveport, Louisiana. Eldorado also owns, through Resorts, an approximate 21% interest in Tamarack Junction, a small casino in south Reno. In addition, an approximately 96% owned subsidiary of Resorts owns a 50% interest in a joint venture that owns the Silver Legacy Resort Casino, a major, themed hotel/casino located adjacent to Eldorado-Reno.
On June 1, 2011, Resorts and Eldorado Capital Corp., a Nevada Corporation that is a wholly-owned subsidiary of Resorts, completed the issuance of $180 million of 8.625% Senior Secured Notes due June 15, 2019 (the “Resorts Senior Notes”). Also, on June 1, 2011, Resorts entered into a new $30 million senior secured revolving credit facility available until June 30, 2014 (the “Resorts New Credit Facility”), which consists of a $15 million term loan requiring principal payments of $1.25 million each quarter beginning September 30, 2011, and a $15 million revolving credit facility. Proceeds from the issuance of the Resorts Senior Notes, together with borrowings under the New Credit Facility, were used to redeem approximately $ 230 million of previously outstanding debt owed by Resorts and its subsidiaries, of which approximately $31 million was held by Resorts. The remaining previously outstanding debt was called and redeemed on August 1, 2011 utilizing $9.7 million of restricted cash which was set aside on June 1, 2011 for the purpose of redeeming the notes that were called. Interest on the Senior Secured Notes is payable semiannually each June 15 and December 15 (commencing on December 15, 2011) to holders of record on the preceding June 1 or December 1, respectively. Interest on the credit facility is payable on the last day of the Eurodollar Rate loan, provided, however, that if the period exceeds three months the interest will be payable on the respective dates that fall every three months after the beginning of the loan period. For each Base Rate loan, interest is payable as of the end of the respective quarter. The interest period cannot exceed the maturity date of the credit facility for either a Eurodollar Rate loan or Base Rate loan.
Operational highlights for Eldorado for the year ended December 31, 2012 included net operating revenues of approximately $254.7 million and operating expenses of approximately $229.8 million. Eldorado’s equity in net income of unconsolidated affiliates was approximately $0.7 million and interest expense was approximately $16.1 million for the period.

Net income for the year was approximately $8.7 million, compared with a net loss of approximately $24.2 million for the year ended December 31, 2011. The increase in net income of approximately $32.9 million was due primarily to a $33.1 million impairment charge recorded during 2011 related to the impairment of Eldorado's investment in the Silver Legacy Joint Venture. Net income was also positively affected by a a $2.5 million reduction to operating expenses, a $4.4 million increase in equity in income of unconsolidated affiliates, and a $2.4 million reduction to interest expense. Offsetting items included a $1.3 million decrease to net operating revenues and the absence of a $2.5 million gain on the early retirement of debt in 2011. In addition, non-controlling interests in the Silver Legacy Joint Venture were eliminated in 2011 due to their being allocated $4.8 million of the aforementioned $33.1 million impairment recorded by Eldorado.
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
On August 1, 2011, Mesquite completed the issuance of $62.5 million of Senior Secured Notes under Mesquite's New Loan Facility with an annual interest rate of six month LIBOR (1.5% floor and 4.5% ceiling) plus 700 basis points (the “Mesquite Senior Notes”). Principal payments on the Mesquite Senior Notes are payable quarterly commencing on September 30, 2012 and culminating in a final payment on June 30, 2016 of the entire amount of the principal balance outstanding and unpaid as of that date. Interest payments are payable quarterly, unless the interest rate chosen is the Eurodollar rate and then the payments are due at varying intervals. Also on August 1, 2011, Mesquite entered into a new $10 million senior secured credit facility, with an annual interest rate of thirty day LIBOR plus 3.25%, which matures on August 1, 2013 and is renewable on a yearly basis with the consent of the lenders (the “Mesquite Credit Facility”). Interest on the secured credit facility is payable monthly.
Operational highlights for Mesquite for the year ended December 31, 2012 included net operating revenues of approximately $97.5 million and operating expenses of approximately $96.7 million. Interest expense during the period was $5.9 million and the net loss was $5.1 million, compared with a net income of $86.1 million for the year ended December 31, 2011. The increase in net loss of approximately $91.2 million was due primarily to the absence of a gain associated with reorganizational items of approximately $90.5 million during 2011, along with a $0.7 million decrease to net revenues and a $2.6 million increase to interest expense, partially offset by a $2.6 million decrease to operating expenses.
Results of Operations, Year Ended February 28, 2013 Compared to the Year Ended December 31, 2011
For the year ended February 28, 2013, the Company’s equity in the net loss of its unconsolidated investees was approximately $0.6 million, with Eldorado and Mesquite accounting for an approximate $1.4 million equity in net income and $2.0 million equity in net loss, respectively. This is compared to equity in the net loss of the Company's unconsolidated investees of approximately $6.9 million during the year ended December 31, 2011, with Eldorado and Mesquite accounting for approximately $4.2 million and $2.6 million, respectively. The decreased loss was primarily attributable to the impairment of Eldorado’s investment in the Silver Legacy Joint Venture during 2011. The Company’s 40% interest in Mesquite was not acquired until August 1, 2011.
Expenses of $0.3 million during the year ended February 28, 2013 were consistent with the year ended December 31, 2011, and the net loss for the year was approximately $1 million compared to a net loss of approximately $7.2 million for the prior period. The decrease in net loss was primarily due to changes in the Company’s equity in the net losses of its unconsolidated investees as explained above.
Results of Operations, Two Months Ended February 29, 2012 Compared to the Two Months Ended February 28, 2011
For the two months ended February 29, 2012 and February 28, 2011, the Company had no significant operations or change in accounting principles.
Liquidity and Capital Resources
During the year ended February 28, 2013 and February 29, 2012, the Company incurred costs of approximately $0.3 million associated with the Company’s ownership of its interests in Eldorado and Mesquite. Costs incurred from March 1, 2011 through July 31, 2011 were funded by NGOF on behalf and for the convenience of the Company, while those incurred beginning August 1, 2011, the date of the closing of the Mesquite transaction, were funded by the Newport Funds on a pro rata basis.

For the year ending February 28, 2014, the Company expects to incur approximately $0.3 million in costs associated with the Company’s ownership of its interests in Eldorado and Mesquite. These costs are expected to be funded by the Newport Funds. The Company has no current plans to make any additional investments and thus believes it has the resources to fund its operations and commitments during the year ending February 28, 2014.
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
The Company did not record any impairment for the years ended February 28, 2013 and December 31, 2011 and the two months ended February 29, 2012 related to its equity method investments in Eldorado and Mesquite.
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was performed by management, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective as of February 28, 2013.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that, as of February 28, 2013, the Company’s internal control over financial reporting is effective based on those criteria.
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
NGA is managed by a board of managers which has three members who are Timothy T. Janszen (who is also the NGA’s Operating Manager), Ryan Langdon and Roger May. Each of NGA’s managers may be removed from the Company’s board of managers at any time, with or without cause, by VoteCo as the holder of all of NGA’s voting equity. A majority of NGA’s managers may remove the Operating Manager from the position of Operating Manager (but not from the position of manager). The approval of a majority of NGA’s managers is required to elect a new Operating Manager, who must be selected from among the members of NGA’s board of managers. Other than its Operating Manager, NGA does not have any executive officers.
Each of NGA’s managers is the owner of an equity interest in VoteCo, which holds all of NGA’s voting equity, and collectively they own all of VoteCo’s equity interests. Because of NGA’s structure, which gives all of its voting power to VoteCo, and because NGA pays no compensation, it believes the attribute that best qualifies each of its managers to hold his position as a manager of the Company is his equity interest in VoteCo. Moreover, each individual has company and industry knowledge and experience which further qualifies each of NGA’s managers to hold his position.
The following table sets forth information as of the date of this report, regarding each manager of NGA and each manager of Eldorado and Mesquite.

Name	Age	Position(s)
Timothy T. Janszen(1)	48	Manager of the Company, Eldorado and Mesquite and Operating Manager of the Company
Ryan Langdon(2)	40	Manager of the Company and Mesquite
Roger A. May(3)	47	Manager of the Company
Donald L. Carano(4)	81	Manager of Eldorado
Gary L. Carano(5)	60	Manager of Eldorado
Raymond J. Poncia, Jr.(6)	79	Manager of Eldorado
Thomas R. Reeg(7)	39	Manager of Eldorado
Katherine Ann Banuelos(8)	34	Manager of Mesquite
Anthony Toti(9)	53	Manager of Mesquite
Robert R. Black, Sr.(10)	60	Manager of Mesquite

(1)
Mr. Janszen has been a manager of NGA since July 1, 2007 and its operating manager since December 1, 2010. In his capacity as NGA’s Operating Manager, Mr. Janszen performs certain services for NGA commonly performed by a principal executive officer. Mr. Janszen is the designated representative on Eldorado’s board of managers of AcquisitionCo, which became a member of Resorts’ board of managers upon the closing of the Company’s acquisition of its interest in Resorts on December 14, 2007 and a member of Eldorado’s board of managers effective April 1, 2009 when Resorts became the wholly owned subsidiary of Eldorado. Mr. Janszen is also one of the two members of Mesquite’s board of managers designated as such by AcquisitionCo, which became a member of Mesquite’s board of managers upon the closing of the Company’s acquisition of its interest in Mesquite on August 1, 2011.

(2)
Mr. Langdon has been a manager of NGA since July 1, 2007 and is one of the two members of Mesquite’s board of managers designated as such by AcquisitionCo, which became a member of Mesquite’s board of managers upon the closing of NGA’s acquisition of its interest in Mesquite on August 1, 2011.

(3)	Mr. May has been a manager of NGA since July 1, 2007. In his capacity as a manager of NGA, Mr. May performs certain services for NGA commonly performed by a principal financial officer.

(4)
Mr. Carano is a designated representative on Eldorado’s board of managers of Recreational Enterprises, Inc., a Nevada corporation, which has been a member of Resorts’ board of managers since 1996 and a member of Eldorado’s board of managers since April 1, 2009 when Resorts became the wholly owned subsidiary of Eldorado.

(5)
Mr. Carano is a designated representative on Eldorado’s board of managers of Recreational Enterprises, Inc., a Nevada corporation, which has been a member of Resorts’ board of managers since 1996 and a member of Eldorado’s board of managers since April 1, 2009 when Resorts became the wholly owned subsidiary of Eldorado.

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
Ryan Langdon. Mr. Langdon has been a Senior Managing Director of Newport Global Advisors L.P. since September 14, 2005. Prior to joining Newport Global Advisors L.P., Mr. Langdon held a number of positions, most recently that of Managing Director and portfolio manager in the High Yield Group of AIG Global Investment Group from 2002 to September 2005. Mr. Langdon was responsible for managing the distressed portfolio. Mr. Langdon joined AIG Global Investment Group’s High Yield Group in 2002 as a senior high yield investment analyst following the telecommunications and cable sectors. Prior to joining AIG Global Investment Group, Mr. Langdon worked at ABN AMRO as a senior high yield telecommunications and cable analyst. Mr. Langdon started his career as a vice president and high yield investment analyst at Pacholder Associates. He received a Bachelor of Science in Business Economics from Miami University in 1994 and a Master of Arts in Economics from Miami University in 1995. Mr. Langdon serves on the board of directors of iPCS, Inc.
Roger A. May, CFA. Mr. May has been a Senior Managing Director of Newport Global Advisors L.P. since September 14, 2005. Prior to joining Newport Global Advisors L.P., Mr. May held a number of positions, most recently that of Managing Director in the High Yield Group of AIG Global Investment Group over a period of more than five years. Mr. May was co-head of research for the High Yield Group, as well as the senior analyst in the healthcare, pharmaceuticals and utilities sectors. Mr. May joined AIG Global Investment Group with the acquisition of AGIM in 2001. Mr. May joined AGIM in 1999 as a senior fixed income investment manager covering the healthcare, lodging and service sectors. Mr. May received a Bachelor of Science in Mathematics from Louisiana State University in 1989 and a Master of Business Administration from the University of Houston in 1996. Mr. May is a Chartered Financial Analyst.
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
Robert R. Black, Sr. Mr. Black has been involved in all phases of the Nevada real estate industry since 1967. Additionally, Mr. Black is the managing member or a member of several business entities which primarily relate to real estate development. Currently, Mr. Black serves as Chairman of the Board of Diversified Interest, Inc., a full-service real estate entity he founded in 1979. Since 1997, Mr. Black has served as Commander of the Nellis Support Team, a team organized to support the men, women and missions of Nellis Air Force Base by interacting with the local business and government community in order to raise funds to support the air force base and military personnel needs. Since August 2011, Mr. Black has served as Mesquite’s Chief Operating Officer and a member of its Board of Managers. From 2006 to 2011 Mr. Black was the sole Manager of Black Gaming, LLC. Since December 2004, Mr. Black has been Chairman of the Board, Chief Executive Officer and President of Virgin River Casino Corporation and B & B B, Inc, the predecessor company to C & HRV, LLC (“B&BB”). Mr. Black was Secretary and a Director of Virgin River Casino Corporation from July 1988 to December 2004. Mr. Black was Secretary of B&BB from December 1990 to December 2004 and a Director of B&BB from December 1989 to December 2004. Mr. Black has been the sole Manager of RBG, LLC since February 1997. Mr. Black has held an unlimited gaming license in Nevada since September 1988. He and his partners built the Virgin River Hotel/Casino/Bingo and he was the original Licensee of the Virgin River Hotel/Casino/B when it opened in September 1990. Since that time he has been in a management position of all of Mesquite's properties since their construction or purchase.
Audit Committee Financial Expert
NGA’s Board of Managers, which does not have a separate audit committee, has determined that Timothy T. Janszen, who is a member of the Board of Managers and NGA’s Operating Manager, is an “audit committee financial expert” in that he has the following attributes:

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
Reference is made to the description of Mr. Janszen’s business experience which appears above. The Board of Managers has also determined that no member of the Board of Managers, including Mr. Janszen, is “independent” as that term is defined under current rules of the New York Stock Exchange (the “NYSE”). None of NGA’s securities are listed on the NYSE or any other national securities exchange or any national securities association, nor is there any current intention to so list any securities of the Company in the future.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires NGA's managers, executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, the “reporting persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports. Based on written representations received from our reporting persons, we believe that no filings were required to be made by those reporting persons for the period March 1, 2012 through February 28, 2013.
Code of Ethics
NGA’s Board of Managers has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. The code of ethics is a written standard designed to deter wrongdoing and to promote

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•
full, fair, accurate, timely and understandable disclosure in reports and other documents that it files with, or submits to, the Securities and Exchange Commission or any applicable gaming regulatory authority and in other public communications made by the Company;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the code in the manner provided in the code; and

•	accountability for adherence to the code.
A copy of the code of ethics is incorporated by reference as Exhibit 14.1 to this report.

ITEM 11.	EXECUTIVE COMPENSATION.
NGA’s managers, including its Operating Manager, are not entitled to compensation from the Company for any services rendered to or on behalf of the Company, or otherwise, in their capacities as managers of NGA and, accordingly, no compensation for such services has been paid to the Company’s managers by or on behalf of NGA. NGA’s managers, including the Operating Manager, also are not compensated by or on behalf of the Company for any other services they provide to the Company, including the services performed by Mr. Janszen that are commonly performed by a principal executive officer and the services performed by Mr. May that are commonly performed by a principal financial officer or a principal accounting officer. NGA’s managers are entitled to reimbursement from the first available funds of the Company for direct out-of-pocket costs and expenses they incur on behalf of the Company that directly relate to the business and affairs of the Company. During the year ended February 28, 2013, NGA did not have any named executive officers other than its Operating Manager, Timothy T. Janszen, who during the year performed services for the Company commonly performed by a principal executive officer, for which he received no compensation from the Company. Roger A. May, a Manager of NGA, performed services for the Company during the year ended February 28, 2013 commonly performed by a principal financial officer, for which Mr. May received no compensation from the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth, as of the date of this report, information regarding the beneficial ownership of NGA’s voting securities by all persons known to be the beneficial owners of more than 5% of any voting class of NGA securities.

Name of Beneficial Owner(1)	Title of Class of Company Securities	Amount and Nature of Beneficial Ownership(2)		Percent of Class
NGA VoteCo, LLC	Class A Units	1 Unit	(3)	100%	(3)
Timothy T. Janszen(4)	Class A Units	1 Unit	(5)	100%	(5)
Ryan Langdon(6)	Class A Units	1 Unit	(5)	100%	(5)
Roger A. May(7)	Class A Units	1 Unit	(5)	100%	(5)

(1)	The address for each beneficial owner is:
c/o Newport Global Advisors LP
21 Waterway Avenue, Suite 150
The Woodlands, TX 77380

(2)	Beneficial ownership is determined in accordance with the Exchange Act, as amended, and the rules and regulations promulgated thereunder.

(3)	VoteCo directly owns one Class A Unit of NGA, which is the only Class A Unit of NGA that is issued and outstanding.

(4)	Timothy T. Janszen is a member of NGA’s and VoteCo’s board of managers and the operating manager of VoteCo and NGA.

(5)
Timothy T. Janszen, Ryan Langdon and Roger A. May (collectively, the “VoteCo Equityholders”) are the voting members of VoteCo holding 42.85, 42.85 and 14.3 VoteCo Units, respectively. These individuals may be deemed to form a “group” holding all 100 VoteCo Units and, as a result, each such individual may be deemed to be a beneficial owner of the Class A Unit of NGA directly held by VoteCo.

(6)	Mr. Langdon is a member of NGA’s and VoteCo’s board of managers.

(7)	Mr. May is a member of NGA’s and VoteCo’s board of managers.
The following table sets forth, as of the date of this report, information regarding the beneficial ownership by each of NGA’s managers, Timothy T. Janszen, Ryan Langdon and Roger A. May, of each class of equity securities of NGA, NGA’s parent or NGA’s subsidiaries of which he owns any beneficial interest. Mr. Janszen, who is NGA’s operating manager, and performs services for NGA commonly performed by a principal financial officer, is NGA’s only named executive officer.

Name of NGA Manager(1)	Title of Class of Securities	Amount and Nature of Beneficial Ownership(2)		Percent of Class
Timothy T. Janszen(3)	VoteCo Units	42.85 Units	(4)	42.85%	(4)
	NGA Class A Units	1 Unit	(5)	100%	(5)
	Blocker Units	100 Units	(6)	100%	(6)
	AcquisitionCo Units	100 Units	(7)	100%	(7)
Ryan Langdon(8)	VoteCo Units	42.85 Units	(9)	42.85%	(9)
	NGA Class A Units	1 Unit	(5)	100%	(5)
	Blocker Units	100 Units	(6)	100%	(6)
	AcquisitionCo Units	100 Units	(7)	100%	(7)
Roger A. May(10)	VoteCo Units	14.3 Units	(11)	14.3%	(11)
	NGA Class A Units	1 Unit	(5)	100%	(5)
	Blocker Units	100 Units	(6)	100%	(6)
	AcquisitionCo Units	100 Units	(7)	100%	(7)
Company Managers and Executive Officers of NGA as a Group (3 persons)(12)	NGA Class A Units	1 Unit	(5)	100%	(5)
	Blocker Units	100 Units	(6)	100%	(6)
	AcquisitionCo Units	100 Units	(7)	100%	(7)

(1)	The address for each manager of NGA is:
c/o Newport Global Advisors LP
21 Waterway Avenue, Suite 150
The Woodlands, TX 77380

(2)	Beneficial ownership is determined in accordance with the Exchange Act, as amended, and the rules and regulations promulgated thereunder.

(3)	Timothy T. Janszen is the operating manager of VoteCo, NGA, Blocker and AcquisitionCo. Mr. Janszen performs services for the Company commonly performed by a principal executive officer.

(4)	Timothy T. Janszen is the listed owner of these securities.

(5)
VoteCo is the listed owner of one Class A Unit of NGA, which is the only Class A Unit of NGA that is issued and outstanding. Timothy T. Janszen, Ryan Langdon and Roger A. May each may be deemed to be a member of a “group” holding all 100 VoteCo Units and, as a result, each may be deemed to be a beneficial owner of the Class A Unit of NGA, representing the only Class A Unit of NGA issued and outstanding, directly held by VoteCo.

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

(8)	Ryan Langdon is a manager of VoteCo, NGA, Blocker and AcquisitionCo.

(9)	Ryan Langdon is the listed owner of these securities.

(10)	Roger A. May is a manager of VoteCo, NGA, Blocker and AcquisitionCo. Mr. May performs services for NGA commonly performed by a principal financial officer or a principal accounting officer.

(11)	Roger A. May is the listed owner of these securities.

(12)
NGA currently has no executive officers, but Timothy T. Janszen, NGA’s operating manager, performs services for NGA commonly performed by a principal executive officer and Roger A. May, a manager of NGA, performs services for NGA commonly performed by a principal financial officer or a principal accounting officer.

Equity Compensation Plans
The following tables set forth certain information relating to equity compensation plans as of February 28, 2013 for the Company, which has no equity compensation plan.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	—	None
Equity compensation plans not approved by security holders	None	—	None
Total	None	—	None

ITEM 13.	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Director Independence
NGA’s Board of Managers has determined that none of NGA’s managers is “independent” as that term is defined under current rules of the New York Stock Exchange (the “NYSE”). None of NGA’s securities are listed on the NYSE or any other national securities exchange or any national securities association, nor is there any current intention to so list any securities of NGA in the future.
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
NGA’s Parent
NGA’s only parent is VoteCo, which holds 100% of the voting securities of NGA. The equity owners of VoteCo are Timothy T. Janszen and Ryan Langdon, each of whom owns a 42.85% interest, and Roger A. May, who owns a 14.3% interest.

Related Transactions
Eldorado
Until July 1, 1996, Resorts had historically paid a management fee to each of Recreational Enterprises, Inc. and Hotel Casino Management, Inc. A portion of these fees represented compensation for services provided to Resorts by certain members of the Carano family. Effective July 1, 1996, Resorts entered into a new management agreement (the “Eldorado Management Agreement”) with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. which provides that Recreational Enterprises, Inc. and Hotel Casino Management, Inc. (collectively, the “Managers”) will, among other things, (a) develop strategic plans for Resorts’ business, including preparing annual budgets and capital expenditure plans, (b) provide advice and oversight with respect to financial matters of Resorts, (c) establish and oversee the operation of financial accounting systems and controls and regularly review Resorts’ financial reports, (d) provide planning, design and architectural services to Resorts and (e) furnish advice and recommendations with respect to certain other aspects of Resorts’ operations. In consideration for such services, Resorts pays to the Managers a management fee not to exceed 1.5% of Resorts’ annual net revenues. In connection with the refinancing of Resorts’ debt obligations in June 2011, the management agreement was amended which, among other things, placed a maximum management fee payment allowed to $600,000. There is no minimum payment required to be paid to the Managers pursuant the Eldorado Management Agreement. The current term of the Eldorado Management Agreement will continue in effect until July 1, 2014, and the term will continue to be automatically extended for additional three-year periods until it is terminated by one of the parties. In 2012 and 2011, total management fees paid by Resorts to Recreational Enterprises, Inc. and Hotel Casino Management were $600,000. There can be no assurance that the terms of the Eldorado Management Agreement are at least as favorable to Resorts as could be obtained from unaffiliated third parties. Recreational Enterprises, Inc. is beneficially owned by members of the Carano family and Hotel Casino Management, Inc. is beneficially owned by members of the Poncia family. Donald M. Carano and Raymond J. Poncia, Jr. are members of Resorts’ and Eldorado’s boards of managers.
Resorts owns the parcel on which the Eldorado-Reno is located, except for approximately 30,000 square feet which is leased from C, S and Y Associates, a general partnership of which Donald Carano is a general partner (the “CSY Lease”). The CSY Lease expires on June 30, 2027. Annual rent is payable in an amount equal to the greater of (i) $400,000 or (ii) an amount based on a decreasing percentage of Eldorado-Reno’s gross gaming revenues for the year ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75 million. Rent pursuant to the CSY Lease amounted to approximately $594,000, $580,000 and $598,000 in 2012, 2011 and 2010, respectively. In the opinion of Resorts’ management, the terms of the CSY Lease are at least as favorable to Resorts as could have been obtained from unaffiliated third parties. On May 30, 2011, Resorts and C. S. & Y Associates entered into a fourth amendment to the CSY Lease. C. S & Y Associates agreed to execute and deliver the deeds of trust encumbering the approximately 30,000 square feet leased from C. S. & Y Associates on which a portion of Eldorado Reno is located as security for Senior Secured Notes and the New Credit Facility. In exchange for this subordination, a fee of $100,000, which will be in addition to any rent payable under the CSY Lease, will be paid annually during the term of the indenture relating to Eldorado’s senior secured notes. In 2012, Resorts paid $100,000 to C. S. & Y Associates for this subordination.
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
From time to time Resorts leases aircraft owned by Recreational Enterprises, Inc., for use in operating its business. In 2012, 2011 and 2010, lease payments for the aircraft totaled approximately $0.8 million, $0.7 million and $1.0 million, respectively. In the opinion of Eldorado’s management, the lease terms were at least as favorable to Resorts as could have been obtained from an unaffiliated third party.
From time to time Resorts leases a yacht owned by Sierra Adventure Equipment, a limited liability company beneficially owned by Recreational Enterprises, Inc., for use in operating its business. In 2012, 2011 and 2010, lease payments for the yacht totaled approximately $8,000, $43,500 and $43,500, respectively. In the opinion of Resorts’ management, the lease terms were at least as favorable to Resorts as could have been obtained from an unaffiliated third party.
Resorts occasionally purchases wine directly from the Ferrari Carano Winery, which is owned by Recreational Enterprises, Inc. and Donald Carano. The wine purchases are sent directly to customers in appreciation of their patronage. In 2012, 2011 and 2010, Resorts spent approximately $23,000, $23,000 and $77,000, respectively, for these products. In the opinion of the Resorts’ management, the purchases were on terms as least as favorable to Resorts as could have been obtained from an unaffiliated third party.

In 2012, 2011 and 2010, $4.1 million, $1.7 million and $325,000 distributions, respectively, were made by Resorts to Eldorado and, in turn, by Eldorado to its members, including Donald Carano and members of his immediate family, for the members’ Louisiana partnership composite tax.
During the year ended December 31, 2012, Gary L. Carano, the Silver Legacy Joint Venture’s Chief Executive Officer, served on the Board of Managers of Eldorado Resorts LLC.
In October 2005, the Silver Legacy began providing on-site laundry services for Eldorado-Reno related to the cleaning of certain types of linens. Although there is no agreement obligating Eldorado-Reno to utilize this service, it is anticipated that the Silver Legacy will continue to provide these laundry services in the future. The Silver Legacy charges Eldorado-Reno for labor and laundry supplies on a per unit basis which totaled $135,000, $129,100, and $131,000 during the years ended December 31, 2012. We believe the terms on which the Silver Legacy provided these services were at least as favorable to it as those that would have been obtained in comparable transactions with an unaffiliated third party.
Since 1998, the Silver Legacy has purchased from Eldorado Reno homemade pasta and other products for use in the restaurants at Silver Legacy and it is anticipated that Silver Legacy will continue to make similar purchases in the future. For purchases of these products during the years ended December 31, 2012, 2011, and 2010, which are billed to Silver Legacy at cost plus associated labor, the Silver Legacy paid Eldorado-Reno $56,000, $56,600, and $54,400, respectively.
In April 2008, the Silver Legacy and Eldorado-Reno began combining certain back-of-the-house and administrative departmental operations, including purchasing, advertising, information systems, surveillance, retail and engineering, of Eldorado-Reno and Silver Legacy in an effort to achieve payroll cost savings synergies at both properties. Payroll costs associated with the combined operations are shared equally and are billed at cost plus an estimated allocation for related benefits and taxes. During 2012, 2011 and 2010, the Silver Legacy reimbursed Eldorado-Reno $691,000, $657,000 and $657,000, respectively, for Silver Legacy’s allocable portion of the shared administrative services costs associated with the operations performed at Eldorado-Reno and Eldorado-Reno reimbursed the Silver Legacy $308,000, $304,000 and $245,000, respectively, for Eldorado-Reno’s allocable portion of the shared administrative services costs associated with the operations performed at Silver Legacy.
The Louisiana Partnership utilizes the services of Newport Global Advisors, LP, a financial advisory firm of which one of Resort’s directors is the Senior Managing Partner. Expenses incurred amounted to $75,000, $75,000 and $113,000 during the years ended December 31, 2012, 2011 and 2010, respectively. There were no amounts payable with respect to such charges outstanding at December 31, 2012 or 2011.
In December 2007, Donald Carano acquired $6,912,000 of the Shreveport Notes in a private transaction. The obligations were called by the Louisiana Partnership on August 1, 2011. Interest expense with respect to the Shreveport Notes held by Mr. Carano amounted to $422,000 and $691,000, respectively, during each of the years ended December 31, 2011 and 2010.
Registered hotel guests at Eldorado-Reno have the ability to charge to their hotel rooms the costs incurred at the restaurants and shops located within Eldorado-Reno and Silver Legacy. In addition, registered hotel guests at the Silver Legacy may charge costs incurred at Eldorado-Reno outlets to their hotel rooms. Any of these charges that are incurred by a paying guest are paid by the guest when he or she checks out and Eldorado-Reno remits to the other property, and the other property remits to Eldorado-Reno, the respective amounts collected for charges incurred at the property. In the case of registered guests who are provided room, food, beverage and other services on a complimentary basis, the property where the guest is registered pays the other property the respective amounts of any charges to the guest’s room for services provided on a complimentary basis by the other property. The following table sets forth for the year ended December 31, 2012, the respective amounts paid for such complimentary charges by Eldorado-Reno to the Silver Legacy and by the Silver Legacy to the Eldorado Reno.

Payor	Payee	2012 Amount

Silver Legacy	Eldorado-Reno	$34,500

Eldorado-Reno	Silver Legacy	$40,100
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
Mesquite
Mesquite Travel Center – FC C-Store LLC, (the “Travel Center”) is partly owned by Robert R. Black, Sr. (“Mr. Black”). Mesquite obtains gasoline for department vehicles from the Travel Center. For the year ended December 31, 2012, for the five months ended December 31, 2011, and for the seven months ended July 31, 2011, the Travel Center charged Mesquite approximately $48,000, $18,000 and $31,000, respectively.
Black & LoBello is a law firm managed by the daughter of Mr. Black. Mesquite, which retains Black & LoBello as outside legal counsel, has paid legal fees for legal services in the amounts of $6,000, $39,000, and $0 for the year ended December 31, 2012, the five months ended December 31, 2011, and the seven months ended July 31, 2011, respectively.
Mesquite provided management and other services to Grand Destinations Vacation Club ("GDVC"), Peppermill Palms Property Owners ("PPPOA"), and CasaBlanca Vacation Club ("CBVC"), three related parties that manage and operate the home owners associations of the vacation intervals at the properties. Included in the accompanying consolidated balance sheets of Mesquite are receivables of approximately $37,056, $23,891 and $22,454 as of December 31, 2012 and approximately $30,051, $27,669 and $14,930 as of December 31, 2011, for GDVC, PPPOA, and CBVC, respectively.
On August 1, 2011, Michael J. Gaughan Family, LLC acquired a 25% ownership interest in Mesquite Gaming, LLC. The Manager of Michael J. Gaughan Family, LLC is the owner and President of South Point Hotel, Casino & Spa. At the time of the acquisition, there was an existing agreement with South Point Hotel, Casino & Spa under which South Point Hotel, Casino & Spa operates the sports book facilities located in the Virgin River Hotel and Casino and CasaBlanca Hotel and Casino. Under the term of the agreement, Mesquite Gaming, LLC receives a prorated share of the net income or net loss from the sports book operations of South Point Hotel, Casino and Spa. For the year ended December 31, 2012 and for the five months ended December 31, 2011 (Successor), Mesquite Gaming, LLC's share of the sports book income was approximately $379,000 and $197,000, respectively. Included in accrued liabilities at December 31, 2012 and 2011 was approximately $77,000 and $95,000, respectively, due to South Point Hotel, Casino & Spa.
Beano's is a company that is partly owned by Robert R. Black, Sr., who has served as Mesquite's Chief Operating Officer and as a member of Mesquite’s Board of Managers since August 2011. In February 2012, Mesquite entered into a lease agreement with Beano's for an outdoor billboard located in Las Vegas, Nevada. The rent expense for the year ended December 31, 2012 was $23,000.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The following table sets forth fees billed to the Company for the fiscal years ended February 28, 2013 and December 31, 2011 by the Company’s former registered public accounting firm, Deloitte & Touche LLP (“Deloitte”), engaged by the Company through September 29, 2011, and the Company’s current registered public accounting firm, Piercy, Bowler, Taylor & Kern, Certified Public Accountants (“PBTK”), engaged on October 21, 2011.

	Year Ended December 31,
	2012	2011
Audit Fees (1)	$75,970	$140,776
All Other Fees	2,510	—
	$78,480	$140,776

(1)
Audit Fees. This category includes fees and expenses billed by Deloitte and PBTK for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s filings with the Securities and Exchange Commission, including its quarterly and annual reports filed pursuant to Section 13 of the Securities Exchange Act of 1934, as amended.

The Board of Managers has established pre-approval policies and procedures pursuant to which the Board of Managers approves the services provided by our principal accounting firm. The services provided to us by our principal accounting firm in 2012 and 2011 were pre-approved by our Board of Managers. Consistent with the Board of Managers’ responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Board of Managers.

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

NGA HoldCo, LLC and Subsidiaries
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
NGA Holdco LLC
The Woodlands, Texas
We have audited the accompanying consolidated balance sheet of NGA Holdco, LLC and subsidiaries (the “Company”) as of February 28, 2013 and February 29, 2012, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the years ended February 28, 2013, February 29, 2012, and December 31, 2011, and for the two months ended February 29, 2012 (collectively, the Consolidated Financial Statements). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of February 28, 2013 and February 29, 2012, and the results of its operations and its cash flows for the years ended February 28, 2013, February 29, 2012, and December 31, 2011, and for the two months ended February 29, 2012, in conformity with accounting principles generally accepted in the United States of America.
/s/ PIERCY BOWLER TAYLOR & KERN
Las Vegas, Nevada
May 29, 2013

NGA HOLDCO, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 28, 2013	February 29, 2012
ASSETS
Current Assets, consisting of cash	$1,330,211	$734,067
Other Assets:
Investment in Eldorado	24,640,583	23,861,936
Investment in Mesquite	3,580,222	5,602,222
Due from the Newport Funds	5,179,772	5,179,772
	$34,730,788	$35,377,997
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Current liabilities consisting of accounts payable and accrued expenses	$12,326	$—
Long term amounts due to the Newport Funds	3,233,115	2,918,538
	3,245,441	2,918,538
Members’ Equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	44,544,874	44,544,874
Accumulated deficit	(13,063,333)	(12,089,221)
	31,485,347	32,459,459
	$34,730,788	$35,377,997
See notes to consolidated financial statements.

NGA HOLDCO, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended			Two Months Ended
	February 28, 2013	February 29, 2012	December 31, 2011	February 29, 2012	February 28, 2011
					(unaudited)
Equity in net loss of unconsolidated investees	$(647,096)	$(6,853,314)	$(6,853,314)	$—
Professional fees, licensing, and other expenses	327,016	315,983	319,521	(77)	3,461
Net income (loss) before income taxes	(974,112)	(7,169,297)	(7,172,835)	77	(3,461)
Income tax expense	—	—	—	—	—
Net income (loss)	$(974,112)	$(7,169,297)	$(7,172,835)	$77	$(3,461)
See notes to consolidated financial statements.

NGA HOLDCO, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

	Subscribed Class A Unit	Class B Units	Retained Earnings (Accumulated Deficit)	Total Members’ Equity
Balance, January 1, 2011	$3,806	$36,322,652	$(5,050,024)	$31,276,434
Contributions	—	8,222,222	—	8,222,222
Cumulative effect of Eldorado's adoption of ASU No. 2010-16	—	—	133,561	133,561
Net Loss	—	—	(7,172,835)	(7,172,835)
Balance, December 31, 2011	3,806	44,544,874	(12,089,298)	32,459,382
Net Income	—	—	77	77
Balance, February 29, 2012	3,806	44,544,874	(12,089,221)	32,459,459
Net Loss	—	—	(974,112)	(974,112)
Balance, February 28, 2013	$3,806	$44,544,874	$(13,063,333)	$31,485,347
See notes to consolidated financial statements.

NGA HOLDCO, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended			Two Months Ended
	February 28, 2013	February 29, 2012	December 31, 2011	February 29, 2012	February 28, 2011
					(unaudited)
Operating activities:
Net income (loss)	$(974,112)	$(7,169,297)	$(7,172,835)	$77	$(3,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net (income) loss of Eldorado	(1,374,904)	4,233,314	4,233,314	—	—
Equity in net loss of Mesquite	2,022,000	2,620,000	2,620,000	—	—
Increase (decrease) in accounts payable and accrued liabilities	12,326	(28,391)	29,341	(59,405)	(1,673)
Net cash used in operating activities	(314,690)	(344,374)	(290,180)	(59,328)	(5,134)

Investing activities:
Investment in Mesquite	—	(8,222,222)	(8,222,222)	—	—
Distributions from equity investment in Eldorado	596,257	235,641	235,641	—	—
Net cash provided by (used in) investing activities	596,257	(7,986,581)	(7,986,581)	—	—

Financing activities:
Capital contributions	—	8,222,222	8,222,222	—	—
Advances received from the Newport Funds	314,577	344,478	290,289	59,346	5,157
Net cash provided by financing activities	314,577	8,566,700	8,512,511	59,346	5,157

Net change in cash	596,144	235,745	235,750	18	23

Cash, beginning of period	734,067	498,322	498,299	734,049	498,299

Cash, end of period	$1,330,211	$734,067	$734,049	$734,067	$498,322
See notes to consolidated financial statements.

NGA HOLDCO, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED February 28, 2013 AND February 29, 2012
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
Mesquite is engaged in the casino resort industry in Mesquite, Nevada through wholly-owned subsidiaries that own and operate the CasaBlanca Resort/Golf/Spa, the Virgin River Hotel/Casino/Bingo, two championship golf courses, a full-service spa, a bowling center, a gun club, restaurants, and banquet and conference facilities. Mesquite also owns the Oasis Resort & Casino, the majority of which is currently being demolished.
Other than its equity interests in Eldorado and Mesquite, along with any indirect interest it may subsequently hold in another entity by virtue of its equity interests in Eldorado and Mesquite, the Company has no current plans to acquire any equity interest in another entity.
Formed in 2005, Newport is a Texas-based investment management firm focused on alternative fixed income strategies. The firm concentrates primarily on the stressed and distressed opportunities within the high yield debt and bank loan markets but may also include the acquisition and disposition of other types of corporate securities and claims. Newport has 10 employees, with its primary office in The Woodlands, TX. Newport’s principals include Timothy T. Janszen, CEO, Ryan Langdon, Senior Managing Director, and Roger A. May, Senior Managing Director. Collectively, the principals have over 40 years of experience investing in the high yield and distressed debt markets. Newport is registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940, as amended. Newport is investment manager of the Newport Funds, private investment funds which seek attractive long-term risk adjusted returns by capitalizing on investments in the distressed debt markets and possibly control-oriented investments. The Newport Funds began investing in 2006.
Concentrations and economic uncertainties
NGA and its consolidated subsidiaries expect to be economically dependent upon relatively few investments in the gaming industry. The United States recently experienced a recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational, construction and real estate market activities and general discretionary consumer spending. Although capital market activity and liquidity are reported to have improved of late, the recovery from this recession period is fragile and there can be no assurance that the Company’s business and that of its investees, which have been severely affected by the downturn, will fully recover to pre-recession levels. In addition, the Company carries cash on deposit with financial institutions substantially in excess of federally-insured limits. The extent of any loss that might be incurred as a result of uninsured deposits in the event of a future failure of a bank or other financial institutions, if any, is not subject to estimate at this time.

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
In determining whether the carrying value of the Company’s investment in an investee is less than its estimated fair value of the investment, a discounted cash flow approach to value is used and is based on Level 3 inputs as defined by GAAP. The Company’s valuation model incorporates an estimated weighted-average cost of capital (effectively, a discount rate) and terminal value multiples that are used by market participant. The estimated weighted-average cost of capital is based on the risk free interest rate at the time, adjusted for specific risk factors. The Company also considers the metrics of specific business transactions that may be comparable to varying degrees. The weight assigned to these approaches to value in the Company’s impairment evaluation may vary from period to period depending upon evolving events. Forecasted prospective financial information used in the model is based on management’s excepted course of action. Sensitivity analyses are also performed related to key assumptions used, including possible variations in the weighted-average cost of capital and terminal value multiples, among others.
Change of Year-end
On June 4, 2012, the Company’s Board of Managers approved management’s recommendation to change the Company’s year-end for financial reporting purposes from the last day of December to the last day of February. The Company continues to recognize equity in the net income (loss) of its unconsolidated investees on a calendar year basis. For example, the Company’s net loss for the year ended February 28, 2013 includes equity in the net loss of its investees for the calendar year ended December 31, 2012.
Change in accounting method
The Company's operating expenses are paid by the Newport Funds directly to vendors and investees, and certain distributions from the Company’s investees may be received directly by the Company’s members and/or their beneficial owners. Prior to January 1, 2012, these activities were treated as non-cash operating and financing transactions. Subsequently, such transactions are treated as constructive cash inflows and outflows in the statements of cash flows, which management believes is a preferable method because it more accurately reflects the Company’s operating requirements and capital resources. Under this method, net cash used by operating activities and cash provided by financing activities are each 314,577 and 344,478 higher for the years ended February 28, 2013 and February 29, 2012, respectively.
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

Income Taxes
The Company records estimated penalties and interest, if any, related to income tax matters, including uncertain tax positions, if any, as a component of income tax expense. At least annually, management evaluates positions taken (or to be taken) on tax returns that remain subject to examination by federal and state authorities (i.e., tax years 2009 -2012) to determine if there are “uncertain tax positions” as defined by GAAP.
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
The Company’s interest in Eldorado was recorded at estimated fair value based on the quoted market price of the Eldorado-Shreveport Investments ($38,314,863) on the acquisition date, which is considered a level 2 fair value input in GAAP. Such value exceeded 17.0359% of the carrying (or book) value of Resorts’ equity by approximately $14.8 million. The Company attributed $16.1 million of its $38.3 million acquisition price to intangible assets, $15.4 million to indefinite-lived intangibles assets and $0.8 million to definite-lived intangibles assets. Subsequently, the Company has adjusted its equity in the net income (loss) of Eldorado by amortization of the excess purchase price attributed to the definite-lived intangibles, approximately $108,000 annually using an estimated economic life of seven years.
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
Changes in the Company’s investment in Eldorado during the years ended February 28, 2013 and December 31, 2011 and the two months ended February 29, 2012 are as follows:

	February 28, 2013	February 29, 2012	December 31, 2011
Balance, beginning of period	$23,861,936	$23,861,936	$28,197,330
Equity in net income (loss) of Eldorado	1,374,904	—	(4,233,314)
Distributions received from Eldorado	(596,257)	—	(235,641)
Eldorado's adoption of ASU 2010-16	—	—	133,561
Balance, end of period	$24,640,583	$23,861,936	$23,861,936
The Company did not record any impairment related to its equity method investment in Eldorado during the years ended February 28, 2013 and December 31, 2011 and the two months ended February 29, 2012. Impairment charges prior to the year ended February 29, 2012 have totaled approximately $3.6 million.

The following tables present condensed financial information of Eldorado as of December 31, 2012 and 2011, and for the years then ended (in thousands).

	December 31, 2012	December 31, 2011
Balance Sheets
Current assets	$34,928	$39,926
Restricted cash	5,000	—
Investment in unconsolidated affiliates	12,566	5,213
Property and equipment, net	189,713	198,728
Other assets, net	27,818	28,795
Total assets	$270,025	$272,662

Current liabilities	$27,301	$27,421
Other liabilities	172,023	179,218
Equity	70,701	66,023
Total liabilities and partners' equity	$270,025	$272,662

	2012	2011
Statements of Operations
Net operating revenues	$254,740	$256,072
Impairment of Investment in Joint Venture	$—	$33,066
Operating income (loss)	$25,539	$(13,074)
Net income (loss)	$8,707	$(29,020)
Net loss attributable to non-controlling interest	—	4,807
Net income (loss) attributable to Eldorado	$8,707	$(24,213)
The following tables present condensed financial information of one of Eldorado’s unconsolidated investees, the Silver Legacy Joint Venture, as of December 31, 2012 and 2011 and for the years then ended (in thousands).

	December 31, 2012	December 31, 2011
Balance Sheets
Current assets	$21,764	$42,504
Property and equipment, net	206,790	217,038
Other assets, net	15,258	6,979
Total assets	$243,812	$266,521

Current liabilities	$23,571	$160,598
Other liabilities	134,841	10,081
Partners' equity	85,400	95,842
Total liabilities and partners' equity	$243,812	$266,521

	2012	2011
Statements of Operations
Net operating revenues	$114,800	$122,855
Operating income	$1,413	$5,783
Net loss	$(19,396)	$(9,262)

5. Investment in Mesquite
Mesquite is engaged in the hotel casino industry in Mesquite, Nevada through its wholly-owned subsidiaries C & HRV, LLC (doing business as Virgin River Hotel/Casino/Bingo) and VRCC, LLC and its wholly-owned subsidiaries 5.47 RBI, LLC and RBG, LLC (doing business as CasaBlanca Resort/Golf/Spa) and its wholly-owned subsidiary CasaBlanca Resorts, LLC (known as the Oasis Resort and Casino prior to its demolition in May 2013) and its wholly-owned subsidiaries Oasis Interval Ownership, LLC, Oasis Interval Management, LLC and Oasis Recreational Properties, Inc.
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
Changes in the Company’s investment in Mesquite during the years ended February 28, 2013 and December 31, 2011 and the two months ended February 29, 2012 are as follows:

	February 28, 2013	February 29, 2012	December 31, 2011
Balance, beginning of period (1)	$5,602,222	$5,602,222	$8,222,222
Equity in net loss of Mesquite	(2,022,000)	—	(2,620,000)
Balance, end of period	$3,580,222	$5,602,222	$5,602,222

(1)	The period ended December 31, 2011 includes activity beginning August 1, 2011, the date of acquisition.
The Company did not record any impairment related to its equity method investment in Mesquite during the years ended February 28, 2013 and December 31, 2011 and the two months ended February 29, 2012.
The following tables present condensed financial information of Mesquite for the years ended December 31, 2012 and 2011 (in thousands).

	2012	2011
Balance Sheets
Current assets	$11,656	$13,556
Property and equipment, net	60,242	64,947
Other assets, net	8,825	10,960
Total assets	$80,723	$89,463

Current liabilities	$14,828	$13,050
Other liabilities	59,250	64,713
Equity	6,645	11,700
Total liabilities and members' equity	$80,723	$89,463

	2012	2011
	Year Ended	Five Months Ended	Seven Months Ended	Twelve Months Ended
	December 31, 2012	December 31, 2011	July 31, 2011	December 31, 2011
	(The Company's Investee)		(Predecessor)	(Combined, unaudited)
Net operating revenues	$97,548	$37,341	$60,785	$98,126
Operating income (loss)	$952	$(4,062)	$3,035	$(1,027)
Reorganization items	$—	$—	$90,473	$90,473
Net income (loss)	$(5,055)	$(6,550)	$92,693	$86,143
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

At February 28, 2013 and 2012, the Company owed $3,233,115 and $2,918,538, respectively, to the Newport Funds for expenses paid on the Company’s behalf since inception of the Company. There have been no repayments of such amounts advanced to the Company. The Newport Funds have agreed to waive demand of payment of the amounts advanced to the Company through March 1, 2014, and, accordingly, the liability is also reflected as long-term.
7. Income Taxes
Blocker, a wholly-owned subsidiary, has elected to be taxed as a corporation. Accordingly, equity in the flow-through earnings of Eldorado and Mesquite is taxed to Blocker. NGA incurs certain other costs, primarily associated with being a public company, including professional and other fees, which, for tax purposes, flow through to its members
A reconciliation between the Company’s effective tax rate and the statutory tax rate for the years ended February 28, 2013 and December 31, 2011 follows:

	February 28, 2013		December 31, 2011 (1)
	Total	Percent	Total	Percent
Statutory federal rate	$(340,939)	35.00%	$(2,510,492)	35.00%
Amount not subject to corporate income taxes	116,304	(11.94)%	90,590	(1.26)%
Permanent items	(46,637)	4.79%	(14,276)	0.20%
Provision to tax return adjustments	25,628	(2.63)%	—	—%
Change in valuation allowance	300,570	(30.86)%	2,434,178	(33.94)%
Deferred True-up	(54,926)	5.64%	—	—%
Tax at effective rate	$—	—%	$—	—%

(1)
The reconciliation of the Company's effective and statutory tax rates for the year ended February 29, 2012 is not presented here as it is virtually identical (in all respects) to that of the year ended December 31, 2011. In addition, the effective and statutory rates for the two months ended February 29, 2012 and February 28, 2011 did not vary materially as the only reconciling item is an immaterial change in the valuation allowance to reduce the income tax benefit to zero.

The Company has recorded a valuation allowance of 100% of its net deferred tax assets as of February 28, 2013 and December 31, 2011, as realization of the deferred tax asset is not considered more likely than not. In assessing the realizability of the deferred tax assets management considered whether future taxable income will be sufficient during the periods in which those temporary differences are deductible or before NOLs expire. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income and tax planning strategies in making this assessment.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used to determine taxable income for income tax reporting purposes. The following table presents the significant components of the non-current deferred tax assets (liabilities) of the Company and its consolidated subsidiaries related to its investments in Eldorado and Mesquite as of February 28, 2013 and February 29, 2012.

	February 28, 2013	February 29, 2012
Net operating loss carryforward	$1,431,895	$1,562,703
Tax credit carryforward	295,230	182,791
Basis difference for investments in investees	4,115,180	3,887,377
Acquisition costs	157,079	144,800
Contributions limitation and carryforward	78,018	—
Subtotal	6,077,402	5,777,671
Less: valuation allowance	(6,077,402)	(5,777,671)
Net deferred tax asset	$—	$—
The Company has a federal income tax net operating loss carryforward of $4,091,127 and a federal income tax credit carryforward of $295,230, both of which will expire between 2028 and 2030.
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

NGA HOLDCO, LLC

Date: May 29, 2013	By:	/s/ Timothy T. Janszen
	Name:	Timothy T. Janszen
	Title:	Operating Manager
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy T. Janszen	Operating Manager and Principal Executive	May 29, 2013
Timothy T. Janszen	Officer (Principal Executive Officer)

/s/ Roger A. May	Manager, Principal Financial Officer and	May 29, 2013
Roger A. May	Principal Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Ryan Langdon	Manager	May 29, 2013
Ryan Langdon

Exhibit Index

Exhibit No.	Description

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

10.20	Fourth Amendment to Lease dated June 1, 2011 by and between C. S. & Y. Associates and Eldorado Resorts LLC.

10.21
Second Amended and Restated Credit Agreement, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, the banks referred to therein and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.2 to Resorts’ Form 10-K for the year ended December 31, 2001 – SEC File No. 333-11811)

10.22
Guaranty dated as of March 5, 2002, made by Silver Legacy Capital Corp., in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.3 to Resorts’ Form 10-K for the year ended December 31, 2001 SEC File No. 333-11811)

10.23
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

10.29
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

10.34
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

10.36
Amendment No. 2 to Second Amended and Restated Credit Agreement dated June 15, 2005 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to Circus and Eldorado Joint Venture’s Current Report on Form 8-K filed June 20, 2005 – Commission File No. 333-87202)

10.37
Amendment No. 3 to Second Amended and Restated Credit Agreement dated March 2, 2006 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to Circus and Eldorado Joint Venture’s Current Report on Form 8-K filed March 8, 2006 – Commission File No. 333-87202)

10.38
UCC Financing Statement Amendments (Incorporated by reference to Exhibit 4.15 to Circus and Eldorado Joint Venture’s Annual Report on Form 10-K for the year ended December 31, 2006 – Commission File No. 333-87202)

Exhibit No.	Description

10.39
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

10.42
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

10.44
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

10.47
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

10.49
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

10.59
Second Amended and Restated Security Agreement dated February 28, 2006 by Eldorado Capital Corp. in favor of Bank of America, N.A. as Administrative Agent (Incorporated by reference to Exhibit No. 10.54 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.60
Third Amended and Restated Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated February 28, 2006 by Eldorado Resorts LLC and C.S.&Y. Associates in favor of First American Title Company of Nevada as trustee for the benefit of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.55 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.61
Second Amended and Restated Assignment of Rents and Revenues dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.56 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.62
Second Amended and Restated Assignment of Subleases and Rents dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.57 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.63
Second Amended and Restated Assignment of Equipment Leases dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.58 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.64
Second Amended and Restated Guaranty dated February 28, 2006 by Eldorado Capital Corp. in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.59 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.65
Agreement, dated May 12, 2009, between Eldorado Resorts LLC and Newport Global Advisors L.P. (Incorporated by reference to Exhibit 10.62 to the Company’s annual report on Form 10-K for the year ended December 31, 2009 – SEC File No. 000-52734)

10.66
Indenture, dated as of June 1, 2011, among Eldorado Resorts LLC, Eldorado Capital Corp. and US Bank National Association, as trustee, and Capital One, NA as collateral trustee (Incorporated by reference to Exhibit 10.65 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 – SEC File No. 000-52734)

10.67
Credit Agreement, dated as of June 1, 2011, among Eldorado Resorts LLC, the banks referred to therein and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.66 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 – SEC File No. 000-52734)

10.68
First Amendment to Management Agreement dated June 28, 1996 by and among Eldorado Resorts LLC, Recreational Enterprises, Inc. and Hotel-Casino Management, Inc. (Incorporated by reference to Exhibit 10.67 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 – SEC File No. 000-52734)

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

101
The following financial statements from NGA Holdco, LLC Annual Report on Form 10-K for the year ended February 28, 2013, filed with the Securities and Exchange Commission on May 29, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at February 28, 2013 and February 29, 2012, (ii) the Consolidated Statements of Operations for the years ended February 28, 2013, February 29, 2012 and December 31, 2011 and the two months ended February 29, 2012 and February 28, 2011, (iii) the Consolidated Statement of Changes in Members’ Equity for the years ended February 28, 2013 and December 31, 2011 and the two months ended February 29, 2012, (iv) the Consolidated Statements of Cash Flows for the years ended February 28, 2013, February 29, 2012 and December 31, 2011 and the two months ended February 29, 2012 and February 28, 2011, and (v) the Notes to Consolidated Financial Statements.