Form 10-Q
period 2013-05-31
NGA Holdco, LLC
filed 2013-07-15
CIK 1405621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2013
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

NGA HOLDCO, LLC
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
NGA HOLDCO, LLC
CONSOLIDATED BALANCE SHEETS

	May 31, 2013	February 28, 2013
	(Unaudited)
ASSETS
Current assets consisting of cash	$1,330,211	$1,330,211
Other Assets:
Investment in Eldorado	25,133,586	24,640,583
Investment in Mesquite	4,712,622	3,580,222
Due from the Newport Funds	5,179,772	5,179,772
	$36,356,191	$34,730,788
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Current liabilities consisting of accounts payable and accrued expenses	$56,296	$12,326
Long-term amounts due to the Newport Funds	3,263,543	3,233,115
	3,319,839	3,245,441
Members’ Equity:
Class A unit (1 unit issued and outstanding)	3,806	3,806
Class B units (9,999 units issued and outstanding)	44,544,874	44,544,874
Accumulated deficit	(11,512,328)	(13,063,333)
	33,036,352	31,485,347
	$36,356,191	$34,730,788
See notes to consolidated financial statements.

NGA HOLDCO, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	May 31,
	2013	2012
Equity in net income of unconsolidated investees	$1,625,403	$1,056,535
Professional fees, licensing, and other expenses	74,398	88,903
Net income before income taxes	1,551,005	967,632
Income tax expense	—	—
Net income	$1,551,005	$967,632
See notes to consolidated financial statements.

NGA HOLDCO, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	May 31,
	2013	2012
Operating activities:
Net income	$1,551,005	$967,632
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net income of Eldorado	(493,003)	(403,735)
Equity in net income of Mesquite	(1,132,400)	(652,800)
Increase (decrease) in accounts payable and accrued liabilities	43,970	50,862
Net cash used in operating activities:	(30,428)	(38,041)

Financing activities:
Advances received from the Newport Funds	30,428	37,928
Cash provided by financing activities:	30,428	37,928

Net change in cash	—	(113)

Cash, beginning of period	1,330,211	734,067

Cash, end of period	$1,330,211	$733,954
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
Eldorado owns entities that own and operate the Eldorado Hotel & Casino located in Reno, Nevada and the Eldorado Resort Casino Shreveport located in Shreveport, Louisiana. One of the entities owned by Eldorado also owns an approximate 21% interest in a joint venture that owns and operates Tamarack Junction Casino & Restaurant, a small casino located in Reno, Nevada. In addition, an approximately 96% owned subsidiary of Eldorado owns a 50% interest in a joint venture (the "Silver Legacy Joint Venture") that owns and operates the Silver Legacy Resort Casino (which is seamlessly connected to the Eldorado Hotel & Casino).
Mesquite is engaged in the casino resort industry in Mesquite, Nevada through wholly-owned subsidiaries that own and operate the CasaBlanca Resort/Golf/Spa, the Virgin River Hotel/Casino/Bingo, two championship golf courses, a full-service spa, a bowling center, a gun club, restaurants, and banquet and conference facilities. Mesquite also owns real estate on which the Oasis Resort & Casino was located prior to its demolition, which commenced in May 2013 and is expected to be completed by July 31, 2013.
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
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Accounting and Presentation
The interim financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission applicable to interim financial information. Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made (consisting of normal recurring adjustments). Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full fiscal year. All significant intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Commission on May 29, 2013, from which the balance sheet information as of February 28, 2013 was derived.
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
When estimated future undiscounted cash flows appear to be insufficient to recover the Company's investment in its investees, the Company considers whether the carrying value of its investments are less than their respective estimated fair value, which is estimated using a discounted cash flow approach based on Level 3 inputs as defined by GAAP. The Company’s valuation model incorporates an estimated weighted-average cost of capital (effectively, a discount rate) and terminal value multiples that are used by market participants. The estimated weighted-average cost of capital is based on the risk free interest rate at the time, adjusted for specific risk factors. The Company also considers the metrics of specific business transactions that may be comparable to varying degrees. The weight assigned to these approaches to value in the Company’s impairment evaluation may vary from period to period depending upon evolving events. Forecasted prospective financial information used in the model is based on management’s expected course of action. Sensitivity analysis is performed related to key assumptions used, including possible variations in the weighted-average cost of capital and terminal value multiples, among others.
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
4. Investment in Eldorado
On December 14, 2007, the Company, through AcquisitionCo, effectively acquired its Eldorado Interest by transferring the Eldorado-Shreveport Investments in part to Eldorado Resorts, LLC (“Resorts”) and the balance to Donald L. Carano (“Carano”), free and clear of any liens. The Eldorado-Shreveport Investments included first mortgage bonds due 2012 co-issued by Eldorado Casino Shreveport Joint Venture (the “Louisiana Partnership”) and Shreveport Capital Corporation, a wholly-owned subsidiary of the Louisiana Partnership (the “Mortgage Bonds”) and 11,000 preferred shares issued by Shreveport Gaming Holdings, Inc. (“SGH”), then a partner of the Louisiana Partnership, that is not affiliated with Resorts or the Company. The original principal amount of the Mortgage Bonds was $38,045,363. Previously in May 2007, NGOF contributed the Eldorado-Shreveport Investments to the Company at the estimated fair value of such investments as of that date. Effective April 1, 2009, Resorts became a wholly-owned subsidiary of Eldorado when all of the members of Resorts, including AcquisitionCo, exchanged their interests in Resorts for identical interests in Eldorado. Of the Company’s 17.0359% Eldorado Interest, 14.47% and 2.5659% interests were acquired directly from Resorts and Carano, respectively.
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
We evaluated our investment in Eldorado for possible impairment as of May 31, 2013 and determined that no impairment existed.
The following table presents unaudited condensed financial information of Eldorado for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net operating revenues	$62,179	$63,375
Operating income	$6,991	$6,599
Net income	$3,053	$2,529
Net income attributable to non-controlling interest	—	—
Net income attributable to Eldorado	$3,053	$2,529

The following table presents unaudited condensed financial information of one of Eldorado’s unconsolidated investees, the Silver Legacy Joint Venture, for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net operating revenues	$26,818	$25,983
Operating income (loss)	$219	$(2,372)
Net loss	$(1,932)	$(6,082)

Prior to 2012, as a result of Eldorado's identification of triggering events, Eldorado fully impaired its investment in the Silver Legacy Joint Venture and discontinued the equity method of accounting. Accordingly, Eldorado has not provided for any additional losses of the investee and will not do so until its share of the future net income of the investee, if any, equals the share of net losses not recognized during the period that the equity method of accounting was suspended. During 2012, the Silver Legacy Joint Venture underwent a Chapter 11 bankruptcy reorganization which required cash advances from, and deposits by, the owners of the joint venture, but did not affect the ownership interest percentages of its owners.

5. Investment in Mesquite
Mesquite is engaged in the hotel casino industry in Mesquite, Nevada through its wholly-owned subsidiaries C & HRV, LLC (doing business as Virgin River Hotel/Casino/Bingo) and VRCC, LLC and its wholly-owned subsidiaries, 5.47 RBI, LLC and RBG, LLC (doing business as CasaBlanca Resort/Golf/Spa), and its wholly-owned subsidiary, CasaBlanca Resorts, LLC (known as the Oasis Resort and Casino prior to its demolition which commenced in May 2013 and is expected to be completed by July 31, 2013) and its wholly-owned subsidiaries, Oasis Interval Ownership, LLC, Oasis Interval Management, LLC and Oasis Recreational Properties, Inc.
On August 1, 2011, the Company, through AcquisitionCo, acquired the Mesquite Interest in exchange for $8,222,222 in cash that was contributed to the Company by the Newport Funds in July 2011. The acquisition was completed upon the transfer to Mesquite of all of the assets of Black Gaming, LLC (“Black Gaming”), including Black Gaming’s direct and indirect ownership interests in its subsidiaries. The transfer of the Black Gaming assets to Mesquite and the acquisition by AcquisitionCo of the Mesquite Interest were pursuant to a joint plan of reorganization (the “Plan”) filed by Black Gaming and its subsidiaries with the United States Bankruptcy Court for the District of Nevada (the “Court”) on March 1, 2010, and approved by the Court on June 28, 2010.
The following tables present unaudited condensed financial information of Mesquite for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net operating revenues	$26,998	$28,463
Operating income	$4,296	$3,116
Net income	$2,831	$1,632

6. Transactions with the Newport Funds
In 2007, NGOF received on behalf of (but did not remit to) the Company $5,118,172 of interest on the Mortgage Bonds and $61,600 of preferred dividends which amounts are reflected in the accompanying balance sheets as due from the Newport Funds. There is no formal agreement outlining the settlement of this receivable (and the payable discussed in the following paragraph) and, accordingly, the receivable is reflected as a non-current asset.
At May 31, 2013 and February 28, 2013, the Company owed $3,263,543 and $3,233,115, respectively, to the Newport Funds for expenses paid on the Company’s behalf since inception of the Company. There have been no repayments of such amounts advanced on behalf of the Company and there is no formal agreement outlining the settlement of the receivable and payable between the Newport Funds and the Company. Accordingly, the receivable and payable are reflected as a non-current asset and a non-current liability, respectively, at May 31, 2013 and February 28, 2013.
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
The following information should be read in conjunction with the consolidated financial statements included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended February 28, 2013, as filed with the United States Securities and Exchange Commission ("SEC").
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
On June 1, 2011, Resorts and Eldorado Capital Corp., a Nevada Corporation that is a wholly-owned subsidiary of Resorts, completed the issuance of $180 million of 8.625% Senior Secured Notes due June 15, 2019 (the “Resorts Senior Notes”). Also, on June 1, 2011, Resorts entered into a new $30 million senior secured credit facility available until June 30, 2014 (the “New Credit Facility”), which consists of a $15 million term loan requiring principal payments of $1.25 million each quarter beginning September 30, 2011, and a $15 million revolving credit facility, of which $15 million was available at March 31, 2013. Proceeds from the issuance of the Resorts Senior Notes, together with borrowings under the New Credit Facility, were used to redeem approximately $230 million of previously outstanding debt owed by Resorts and its subsidiaries, of which approximately $31 million was held by Resorts. The remaining previously outstanding debt was called and redeemed on August 1, 2011 utilizing $9.7 million of restricted cash which was set aside on June 1, 2011 for the purpose of redeeming the notes that were called. Interest on the Senior Secured Notes is payable semiannually each June 15 and December 15 (commencing on December 15, 2011) to holders of record on the preceding June 1 or December 1, respectively. Interest for each Eurodollar Rate loan under the New Credit Facility is payable on the last day of the loan, provided, however, that if the period exceeds three months the interest will be payable on the respective dates that fall every three months after the beginning of the loan period. For each Base Rate loan under the New Credit Facility, interest is payable at the end of each quarter. The interest period cannot exceed the maturity date of the New Credit Facility for either a Eurodollar loan or Base Rate loan.
Operational highlights for Eldorado for the three months ended March 31, 2013 included net operating revenues of approximately $62.2 million and operating expenses of approximately $55.4 million. Eldorado’s equity in net income of unconsolidated affiliates was approximately $0.3 million and interest expense was approximately $3.9 million for the period. Net income for the quarter was approximately $3.1 million, compared with net income of approximately $2.5 million for the corresponding quarter of 2012. The year over year quarterly increase in net income of approximately $0.5 million was due primarily to a reduction in operating expenses of approximately $1.9 million, partially offset by a decrease in operating revenues of approximately $1.6 million.
Mesquite
Mesquite is engaged in the hotel casino industry in Mesquite, Nevada and owns and operates the Virgin River Hotel/Casino/Bingo and the CasaBlanca Resort/Golf/Spa. Mesquite also owns real estate on which the Oasis Resort & Casino was located prior to its demolition, which commenced in May 2013 and is expected to be completed by July 31, 2013. In addition to casino hotel activities, Mesquites’ operations also included vacation ownership interval sales, two golf courses, a full-service spa, a bowling center, and banquet and conference facilities.
On August 1, 2011, Mesquite completed the issuance of $62.5 million of Senior Secured Notes under Mesquite’s New Loan Facility that provides for interest at an annual rate of LIBOR (1.5% floor and 4.5% ceiling) plus 700 basis points and are due and payable August 1, 2016 (the “Mesquite Senior Notes”), and entered into a new $10 million senior secured credit facility , of which $10 million was available at March 31, 2013, which is renewable on a yearly basis with the consent of the lenders (the “Mesquite Credit Facility”). Interest and principal on the Mesquite Senior Notes and interest on the Mesquite Credit Facility are payable quarterly.
Mesquite's results of operations tend to be seasonal in nature. During the year ended December 31, 2012, approximately 63.5% of Mesquite's operating income (less depreciation and amortization and other non-cash items) was generated in the first quarter and approximately 31.1% was generated in the second quarter, with the remainder being generated during the second half of the year. As such, Mesquite's results of operations for the three months ended March 31, 2013 should not be extrapolated to arrive at anticipated full year results for 2013. Operational highlights for Mesquite for the three months ended March 31, 2013 included net revenues of approximately $27 million, operating expenses of approximately $22.7 million, and interest expense of approximately $1.5 million. Net income for the quarter ended March 31, 2013 was approximately $2.8 million, compared with net income of approximately $1.6 million for the corresponding period of 2012. The year over year quarterly increase in net income of approximately $1.2 million was due primarily to a reduction in operating expenses of approximately $2.6 million, partially offset by a decrease in net operating revenues of approximately $1.5 million. Mesquite's management believes that several additional factors including general economic weakness in Nevada and neighboring states and high gasoline prices continue to negatively affect operating results.
Results of Operations, Three Months Ended May 31, 2013 Compared to the Three Months Ended May 31, 2012
For the three months ended May 31, 2013, the Company’s equity in the net income of its unconsolidated investees was approximately $1.6 million, with Eldorado and Mesquite accounting for approximately $0.5 and $1.1 million, respectively, compared to approximately $1 million, with Eldorado and Mesquite accounting for approximately $0.4 and $0.7 million, respectively, for the corresponding period of 2012. The increase was primarily attributable to an increase of approximately $0.5 million and $0.1 million in the Company's equity in the net income of Mesquite and Eldorado, respectively, when comparing the three months ended May 31, 2013 to the corresponding period of 2012. Professional, licensing, and other expenses incurred by the Company during the quarter decreased approximately $15,000 when compared to the same period in 2012, due primarily to costs incurred in the prior year period related to a changing of the Company's fiscal year-end and related reporting with the SEC.
Liquidity and Capital Resources
The Company expects to incur during the remainder of fiscal year 2013 approximately $0.3 million in costs associated with the Company’s ownership of its interests in Eldorado and Mesquite. These costs are expected to be funded by the Newport Funds. The Company has no current plans to make any additional investments. Thus, the Company has access to the resources needed to fund its operations and commitments during the remainder of fiscal year 2013.
Critical Accounting Estimates and Policies
A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended February 28, 2013. There have been no material changes to those policies during the three months ended May 31, 2013.
Recently Issued Accounting Standards
No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our future financial position, results of operations, or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was performed by management, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective as of May 31, 2013.
Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting. Based on that evaluation, there have been no changes in our internal control over financial reporting during the three month period ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

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

NGA HOLDCO, LLC

Date: July 15, 2013	By:	/S/ TIMOTHY T. JANSZEN
Timothy T. Janszen Operating Manager (Principal Executive Officer)

Date: July 15, 2013	By:	/S/ ROGER A. MAY
Roger A. May Manager (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from NGA Holdco, LLC's Quarterly Report on Form 10-Q for the three months ended May 31, 2013, filed with the Securities and Exchange Commission on July 15, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at May 31, 2013 and February 28, 2013; (ii) the Consolidated Statements of Operations for the three months ended May 31, 2013 and 2012; (iii) the Consolidated Statements of Cash Flows for the three months ended May 31, 2013 and 2012; and (iv) the Notes to Consolidated Financial Statements.