Form 10-Q
period 2013-08-31
NGA Holdco, LLC
filed 2013-10-15
CIK 1405621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2013
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

NGA HOLDCO, LLC
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
NGA HOLDCO, LLC
CONSOLIDATED BALANCE SHEETS

	August 31, 2013	February 28, 2013
	(Unaudited)
ASSETS
Current Assets, consisting of cash	$877,063	$1,330,211
Other Assets:
Investment in Eldorado	25,385,020	24,640,583
Investment in Mesquite	6,439,822	3,580,222
Note Receivable, Mesquite	14,000,000	—
Due from the Newport Funds	5,179,772	5,179,772
	$51,881,677	$34,730,788
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Current liabilities consisting of accounts payable and accrued expenses	$2,565	$12,326
Long term amounts due to the Newport Funds	3,357,122	3,233,115
	3,359,687	3,245,441
Members’ Equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	57,544,874	44,544,874
Accumulated deficit	(9,026,690)	(13,063,333)
	48,521,990	31,485,347
	$51,881,677	$34,730,788
See notes to consolidated financial statements.

NGA HOLDCO, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2013	2012	2013	2012
Equity in net income (loss) of unconsolidated investees	$2,525,486	$(9,111)	$4,150,889	$1,047,424
Professional fees, licensing, and other expenses	39,848	167,545	114,246	256,448
Net income (loss) before income taxes	2,485,638	(176,656)	4,036,643	790,976
Income tax expense	—	—	—	—
Net income (loss)	$2,485,638	$(176,656)	$4,036,643	$790,976

See notes to consolidated financial statements.

NGA HOLDCO, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	August 31,
	2013	2012
Operating activities:
Net income	$4,036,643	$790,976
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income of Eldorado	(1,291,289)	(942,224)
Equity in net income of Mesquite	(2,859,600)	(105,200)
(Decrease) increase in accounts payable and accrued liabilities	(9,761)	54,244
Net cash used in operating activities:	(124,007)	(202,204)

Investing activities:
Loan to Mesquite	(14,000,000)	—
Distributions received from equity investment in Eldorado	546,852	—
Net cash used in investing activities:	(13,453,148)	—

Financing activities:
Capital contributions	13,000,000	—
Advances received from the Newport Funds	124,007	202,091
Net cash provided by financing activities:	13,124,007	202,091

Net change in cash	(453,148)	(113)

Cash, beginning of period	1,330,211	734,067

Cash, end of period	$877,063	$733,954
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
Mesquite is engaged in the casino resort industry in Mesquite, Nevada through wholly-owned subsidiaries that own and operate the CasaBlanca Resort/Casino/Golf/Spa, the Virgin River Hotel/Casino/Bingo, two championship golf courses, a full-service spa, a bowling center, a gun club, restaurants, and banquet and conference facilities. Mesquite also owns real estate on which the Oasis Resort & Casino was located prior to its demolition, which was substantially completed by August 31, 2013.
The Company holds no equity interests other than its equity interests in Eldorado and Mesquite, along with any indirect interests it holds in other entities by virtue of its equity interests in Eldorado and Mesquite, and has no current plans to acquire any interest in another entity. However, if a proposed merger of Eldorado and another entity is consummated, the Eldorado Interest will be exchanged for shares of the combined entity (see Note 10).
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
We evaluated our investment in Eldorado for possible impairment as of August 31, 2013 and determined that no impairment existed.
The following table presents unaudited condensed financial information of Eldorado for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net operating revenues	$65,828	$65,129	$128,007	$128,864
Operating income	$8,797	$7,214	$15,788	$13,813
Net income	$4,845	$3,320	$7,898	$5,849
The following table presents unaudited condensed financial information of one of Eldorado’s unconsolidated investees, the Silver Legacy Joint Venture, for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net operating revenues	$34,886	$30,252	$61,704	$56,235
Operating income (loss)	$5,728	$(109)	$5,947	$(2,481)
Net Income (loss)	$3,406	$(3,720)	$1,474	$(9,802)

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
Reference is made to the discussion under "Proposed Eldorado Transaction," below, regarding a proposed transaction pursuant to which the Company's interest in Eldorado may be converted into an interest in a new entity of which Eldorado would, by merger, become a part.
5. Investment in Mesquite
Mesquite is engaged in the hotel casino industry in Mesquite, Nevada through its wholly-owned subsidiaries C & HRV, LLC (doing business as Virgin River Hotel/Casino/Bingo) and VRCC, LLC and its wholly-owned subsidiaries, 5.47 RBI, LLC and RBG, LLC (doing business as CasaBlanca Resort/Casino/Golf/Spa), and its wholly-owned subsidiary, CasaBlanca Resorts, LLC (known as the Oasis Resort and Casino prior to its demolition which commenced in May 2013 and was substantially completed in August 2013) and its wholly-owned subsidiaries, Oasis Interval Ownership, LLC, Oasis Interval Management, LLC and Oasis Recreational Properties, Inc.
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
The following tables present unaudited condensed financial information of Mesquite for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net operating revenues	$24,546	$26,034	$51,544	$54,497
Operating income	$2,403	$153	$6,699	$3,269
Net income (loss)	$4,318	$(1,369)	$7,149	$263

6. Note Receivable, Mesquite
On August 22, 2013, the Company,through Blocker, loaned $14 million to Mesquite under a Second Lien Credit Agreement, dated as of August 22, 2013 (the “Credit Agreement”), pursuant to which Mesquite borrowed a total of $35 million from the Company and other lenders not affiliated with the Company for the purpose of refinancing a portion of its existing indebtedness. Each of the other lenders, consisting of limited liability companies and trusts, has an ownership interest in Mesquite or has one or more members or beneficiaries who hold an ownership interest in Mesquite. The repayment of the indebtedness outstanding under the Credit Agreement is secured by a second lien on substantially all of Mesquite’s real property, including that relating to its Casablanca Resort & Casino, its Virgin River Hotel and Casino, and its Oasis Hotel and Casino (the demolition of which was largely completed in August 2013), each located in Mesquite, Nevada. The terms of the loan provide for the payment by Mesquite to each lender, including Blocker, of interest on the unpaid principal amount owed to such lender at the rate of 7% per annum over the period from August 22, 2013 to August 22, 2014, and at the rate of 8% per annum thereafter. During the term of the loan, interest is payable in cash, in arrears, monthly on the first day of each month, commencing on September 1, 2013. The principal amount of the loan, along with any accrued and unpaid interest, becomes due and payable on February 21, 2020. The indebtedness may, at the option of Mesquite, be prepaid in whole or in part, at any time without penalty, and repayment of the indebtedness may be accelerated upon the occurrence of an event of default, in accordance with the terms of the Credit Agreement.
The Company's participation as a lender under the Credit Agreement was funded utilizing $1 million of cash on hand and a capital contribution from InvestCo in the amount of $13 million, which was provided to InvestCo by its equity owners, NGOF and NGCF, in the respective amounts of $11.3 million and $1.7 million.

7. Transactions with the Newport Funds
In 2007, NGOF received on behalf of (but did not remit to) the Company $5,118,172 of interest on the Mortgage Bonds and $61,600 of preferred dividends which amounts are reflected in the accompanying balance sheets as due from the Newport Funds. There is no formal agreement outlining the settlement of this receivable (and the payable discussed in the following paragraph) and, accordingly, the receivable is reflected as a non-current asset.
At August 31, 2013 and February 28, 2013, the Company owed $3,357,122 and $3,233,115, respectively, to the Newport Funds for expenses paid on the Company’s behalf since inception of the Company. There have been no repayments of such amounts advanced on behalf of the Company and there is no formal agreement outlining the settlement of the receivable and payable between the Newport Funds and the Company. Accordingly, the receivable and payable are reflected as a non-current asset and a non-current liability, respectively, at August 31, 2013 and February 28, 2013.
8. Income Taxes
Blocker, a wholly-owned subsidiary of NGA, has elected to be taxed as a corporation. Accordingly, equity in the flow-through earnings of Eldorado and Mesquite, interest income from the Credit Agreement, and interest expense on intercompany borrowings received from Holdco to fund a portion of the Credit Agreement are taxed to Blocker. NGA recognizes interest income on intercompany loans to Blocker and incurs certain costs, primarily associated with being a public company, including professional and other fees, which, for tax purposes, flow through to its members. The Company has recorded a valuation allowance of 100% of its net deferred tax assets as realization of the deferred tax asset is not considered more likely than not. However, during the most recent period presented, a portion of the valuation allowance was reversed sufficient to reduce income tax expense to zero. For these reasons, the Company’s effective tax rates for the periods presented are different than the statutory federal rate of 35%.
9. Financial Instruments
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

10. Proposed Eldorado Transaction
On September 9, 2013, Eldorado and MTR Gaming Group, Inc. (“MTR”), a publicly traded company, announced that they had entered into a definitive agreement (the “Combination Agreement”), which provides for the combination of MTR and Eldorado in a stock merger. As part of the transaction, a cash election option will be offered at $5.15 per share for up to approximately 5.8 million shares to MTR’s current stockholders. MTR’s remaining common shares will be exchanged for shares in the combined new company, which is to be publicly traded under the name Eldorado Resorts, Inc. (“New Eldorado”).
Under the terms of the Combination Agreement, the transaction value of Eldorado will be determined by Eldorado’s adjusted EBITDA for the twelve-month period specified in the Combination Agreement multiplied by 6.81, less net debt and other adjustments. Based on Eldorado’s adjusted EBITDA for the twelve-month period ended June 30, 2013 (including its interest in Silver Legacy), Eldorado’s owners, including the Company, would receive in exchange for their current interests in Eldorado, an aggregate of approximately 35.6 million shares, or approximately 55% of the total shares, in New Eldorado valued at $5.15 per share. These valuation metrics and the Company’s percentage ownership interest in Eldorado would yield a value to the Company that exceeds the Company’s current carrying value of its investment in Eldorado. Based upon this calculation, the Company would at closing acquire ownership of between 9% and 10% of New Eldorado. The closing of the proposed transaction is subject to a number of conditions. In addition, subsequent to the date the parties entered into the Combination Agreement, MTR received another offer that, if accepted by MTR, would preclude the consummation of the transaction contemplated by the Combination Agreement. Accordingly, there can be no assurance that the transactions contemplated by the Combination Agreement will be completed. The Company is unable to determine at this time the impact on the Company if the transactions contemplated by the Combination Agreement are consummated. The foregoing discussion is qualified in its entirety by reference to the Combination Agreement, a copy of which is included as an exhibit to this report.

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
Operational highlights for Eldorado for the three months ended June 30, 2013 included net operating revenues of approximately $65.8 million and operating expenses of approximately $57.3 million. Eldorado’s equity in net income of unconsolidated affiliates was approximately $0.3 million and interest expense was approximately $4.0 million for the period. Net income for the quarter was approximately $4.8 million, compared with net income of approximately $3.3 million for the corresponding quarter of 2012. The year over year quarterly increase in net income of approximately $1.5 million was due primarily to an increase in operating revenues of approximately $0.7 million and a reduction in operating expenses of approximately $0.6 million,
Mesquite
Mesquite is engaged in the hotel casino industry in Mesquite, Nevada and owns and operates the Virgin River Hotel/Casino/Bingo and the CasaBlanca Resort/Casino/Golf/Spa. Mesquite also owns real estate on which the Oasis Resort & Casino was located prior to its demolition, which was largely completed in August 2013. In addition to casino hotel activities, Mesquite's operations also included vacation ownership interval sales, two golf courses, a full-service spa, a bowling center, and banquet and conference facilities.
On August 1, 2011, Mesquite completed the issuance of $62.5 million of Senior Secured Notes under Mesquite’s New Loan Facility that provided for interest at an annual rate of LIBOR (1.5% floor and 4.5% ceiling) plus 700 basis points and were due and payable August 1, 2016 (the “Mesquite Senior Notes”), and entered into a new $10 million senior secured credit facility , of which $10 million was available at June 30, 2013, which was renewable on a yearly basis with the consent of the lenders (the “Mesquite Credit Facility”). Interest and principal on the Mesquite Senior Notes and interest on the Mesquite Credit Facility were payable quarterly.
On August 22, 2013, Mesquite completed its refinancing of the indebtedness then outstanding under the Mesquite Senior Notes and the Mesquite Credit Facility utilizing the following: a) $20 million of First Lien Notes held by Nevada State Bank, due and payable August 21, 2019, that provide for interest at a 30 day LIBOR rate effective on the first day of each month plus an applicable margin which is determined by reference to Mesquite's senior leverage ratio, with a margin of 5.25% for a ratio greater than 2:1 and a margin of 4.75% for a ratio less than or equal to 2:1 (the "First Lien Notes"), b) a three-year term, $6 million First Lien Revolver with Nevada State Bank, which is subject to the same interest terms as the First Lien Notes and also incurs fees, which are payable quarterly, of 0.25% on the unused portion of the First Lien Revolver (the "First Lien Revolver"), and c) $35 million of Second Lien Notes held by Wilmington Trust, due and payable February 21, 2020, that provide for no principal amortization and provide for the payment of interest on the unpaid principal amount owed at the rate of 7% per annum over the period from August 22, 2013 to August 22, 2014, and at the rate of 8% per annum thereafter (the "Second Lien Notes").
On August 22, 2013, the Company through Blocker loaned $14 million to Mesquite under a Second Lien Credit Agreement, dated as of August 22, 2013 (the “Credit Agreement”), pursuant to which Mesquite borrowed a total of $35 million from the Company and other lenders not affiliated with the Company for the purpose of refinancing a portion of its then existing indebtedness utilizing the Second Lien Notes. Each of the other lenders, consisting of limited liability companies and trusts, has an ownership interest in Mesquite or has one or more members or beneficiaries who hold an ownership interest in Mesquite. The repayment of the indebtedness outstanding under the Credit Agreement is secured by a second lien on substantially all of Mesquite’s real property, including that relating to its Casablanca Resort & Casino, its Virgin River Hotel and Casino, and its Oasis Hotel and Casino (the demolition of which was largely completed in August 2013), each located in Mesquite, Nevada. The indebtedness may, at the option of Mesquite, be prepaid in whole or in part, at any time without penalty, and repayment of the indebtedness may be accelerated upon the occurrence of an event of default, in accordance with the terms of the Credit Agreement.
The Company's participation as a lender under the Credit Agreement was funded utilizing $1 million of cash on hand and a capital contribution from InvestCo in the amount of $13 million, which was provided to InvestCo by its equity owners, NGOF and NGCF, in the respective amounts of $11.3 million and $1.7 million.
Mesquite's results of operations tend to be seasonal in nature. During the year ended December 31, 2012, approximately 63.5% of Mesquite's operating income (less depreciation and amortization and other non-cash items) was generated in the first quarter and approximately 31.1% was generated in the second quarter, with the remainder being generated during the second half of the year. Consequently, Mesquite's results of operations for the three and six months ended June 30, 2013 should not be extrapolated to arrive at anticipated full year results for 2013. Operational highlights for Mesquite for the three months ended June 30, 2013 included net revenues of approximately $24.5 million, operating expenses of approximately $22.1 million, and interest expense of approximately $1.3 million. Net income for the quarter ended June 30, 2013 was approximately $4.3 million, compared with a loss of approximately $1.4 million for the corresponding period of 2012. The year over year quarterly increase in net income of approximately $5.7 million was due primarily to a gain on the sale and disposal of assets of $3.8 million and a reduction in operating expenses of approximately $3.7 million, partially offset by a decrease in net operating revenues of approximately $1.5 million. Mesquite's management believes that several additional factors including general economic weakness in Nevada and neighboring states and high gasoline prices continue to negatively affect operating results.
Results of Operations, Three Months Ended August 31, 2013 Compared to the Three Months Ended August 31, 2012
For the three months ended August 31, 2013, the Company’s equity in the net income of its unconsolidated investees was approximately $2.5 million, with Eldorado and Mesquite accounting for approximately $0.8 and $1.7 million, respectively, compared to a net loss of approximately nine-thousand dollars, with Eldorado and Mesquite accounting for an approximate $0.5 million gain and $0.5 million loss, respectively, for the corresponding period of 2012. The increase was primarily attributable to an increase of approximately $2.3 million and $0.3 million in the Company's equity in the net income of Mesquite and Eldorado, respectively, when comparing the three months ended August 31, 2013 to the corresponding period of 2012. Professional, licensing, and other expenses incurred by the Company during the quarter decreased approximately $128 thousand when compared to the same period in 2012, due primarily to costs incurred in the prior year period related to a changing of the Company's fiscal year-end and related reporting with the SEC.
Results of Operations, Six Months Ended August 31, 2013 Compared to the Six Months Ended August 31, 2012
For the six months ended August 31, 2013, the Company’s equity in the net income of its unconsolidated investees was approximately $4.2 million, with Eldorado and Mesquite accounting for approximately $1.3 and $2.9 million, respectively, compared to net income of approximately $1 million, with Eldorado and Mesquite accounting for approximate $0.9 million and $0.1 million gains, respectively, for the corresponding period of 2012. The increase was primarily attributable to an increase of approximately $0.4 million and $2.8 million in the Company's equity in the net income of Eldorado and Mesquite, respectively, when comparing the six months ended August 31, 2013 to the corresponding period of 2012. Professional, licensing, and other expenses incurred by the Company during the quarter decreased approximately $142 thousand when compared to the same period in 2012, due primarily to costs incurred in the prior year period related to a changing of the Company's fiscal year-end and related reporting with the SEC.
Liquidity and Capital Resources
The Company expects to incur during the remainder of fiscal year 2013 approximately $0.2 million in costs associated with the Company’s ownership of its interests in Eldorado and Mesquite, not including any costs associated with the consummation of the proposed merger of Eldorado and another entity (see "Proposed Eldorado Transaction" below) as those costs cannot be reasonably estimated at this time. All costs incurred are expected to be funded by the Newport Funds. Thus, the Company has access to the resources needed to fund its operations and commitments during the remainder of fiscal year 2013. The Company has no current plans to make any additional investments, but see the discussion under "Proposed Eldorado Transaction" regarding a proposed transaction pursuant to which the Company's interest in Eldorado may be converted into an interest in a new entity, of which Eldorado would, by merger, become a part.
Proposed Eldorado Transaction
On September 9, 2013, Eldorado and MTR Gaming Group, Inc. (“MTR”), a publicly traded company, announced that they had entered into a definitive agreement (the “Combination Agreement”), which provides for the combination of MTR and Eldorado in a stock merger. As part of the transaction, a cash election option will be offered at $5.15 per share for up to approximately 5.8 million shares to MTR’s current stockholders. MTR’s remaining common shares will be exchanged for shares in the combined new company, which is to be publicly traded under the name Eldorado Resorts, Inc. (“New Eldorado”).
Under the terms of the Combination Agreement, the transaction value of Eldorado will be determined by Eldorado’s adjusted EBITDA for the twelve-month period specified in the Combination Agreement multiplied by 6.81, less net debt and other adjustments. Based on Eldorado’s adjusted EBITDA for the twelve-month period ended June 30, 2013 (including its interest in Silver Legacy), Eldorado’s owners, including the Company, would receive in exchange for their current interests in Eldorado, an aggregate of approximately 35.6 million shares, or approximately 55% of the total shares, in New Eldorado valued at $5.15 per share. These valuation metrics and the Company’s percentage ownership interest in Eldorado would yield a value to the Company that exceeds the Company’s current carrying value of its investment in Eldorado. Based upon this calculation, the Company would at closing acquire ownership of between 9% and 10% of New Eldorado. The closing of the proposed transaction is subject to a number of conditions. In addition, subsequent to the date the parties entered into the Combination Agreement, MTR received another offer that, if accepted by MTR, would preclude the consummation of the transaction contemplated by the Combination Agreement. Accordingly, there can be no assurance that the transactions contemplated by the Combination Agreement will be completed. The Company is unable to determine at this time the impact on the Company if the transactions contemplated by the Combination Agreement are consummated. The foregoing discussion is qualified in its entirety by reference to the Combination Agreement, a copy of which is included as an exhibit to this report.

Critical Accounting Estimates and Policies
A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended February 28, 2013. There have been no material changes to those policies during the six months ended August 31, 2013.
Recently Issued Accounting Standards
No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our future financial position, results of operations, or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was performed by management, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective as of August 31, 2013.
Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting. Based on that evaluation, there have been no changes in our internal control over financial reporting during the six month period ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

NGA HOLDCO, LLC

Date: October 15, 2013	By:	/S/ TIMOTHY T. JANSZEN
Timothy T. Janszen Operating Manager (Principal Executive Officer)

Date: October 15, 2013	By:	/S/ ROGER A. MAY
Roger A. May Manager (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of September 9, 2013, between MTR Gaming Group, Inc., Eclair Holdings Company, Ridgeline Acquisition Corp., Eclair Acquisition Company, LLC, Eldorado HoldCo, LLC, and Thomas Reeg, Robert Jones and Gary Carano, as the Member Representative (Incorporated by reference to Exhibit 2.1 to the Current Report of MTR Gaming Group, Inc. (Commission File No. 000-20508) on Form 8-K filed with the Securities and Exchange Commission on September 11, 2013).

10.1	Credit Agreement, dated as of August 22, 2013, among Mesquite Gaming LLC and Nevada State Bank.

10.2
Second Lien Credit Agreement, dated as of August 22, 2013, among Mesquite Gaming LLC, Michael J. Gaughan Family LLC, John F. Gaughan Family LLC, Michael J. Gaughan, as trustee of the Marital Trust as created under the Gaughan 1993 Trust dated December 28, 1993, Franklin Toti, as trustee of the Frank Toti Trust dated May 6, 2008, NGA Blocker LLC and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent.

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

101
The following financial statements from NGA Holdco, LLC's Quarterly Report on Form 10-Q for the three and six months ended August 31, 2013, filed with the Securities and Exchange Commission on October 15, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at August 31, 2013 and February 28, 2013; (ii) the Consolidated Statements of Operations for the three and six months ended August 31, 2013 and 2012; (iii) the Consolidated Statements of Cash Flows for the six months ended August 31, 2013 and 2012; and (iv) the Notes to Consolidated Financial Statements.