Form 10-Q
period 2013-11-30
NGA Holdco, LLC
filed 2014-01-14
CIK 1405621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2013
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

NGA HOLDCO, LLC
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
NGA HOLDCO, LLC
CONSOLIDATED BALANCE SHEETS

	November 30, 2013	February 28, 2013
	(Unaudited)
ASSETS
	$1,428,094	$1,330,211
Other Assets:
Investment in Eldorado	25,222,652	24,640,583
Investment in Mesquite	4,583,822	3,580,222
Note Receivable, Mesquite	14,000,000	—
Due from the Newport Funds	5,179,772	5,179,772
	$50,414,340	$34,730,788
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Current liabilities consisting of accounts payable and accrued expenses	$8,871	$12,326
Long-term amounts due to the Newport Funds	3,410,251	3,233,115
	3,419,122	3,245,441
Members’ Equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	57,544,874	44,544,874
Accumulated deficit	(10,553,462)	(13,063,333)
	46,995,218	31,485,347
	$50,414,340	$34,730,788
See notes to consolidated financial statements.

NGA HOLDCO, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2013	2012	2013	2012
Interest income	$193,277	$—	$193,277	$—
Equity in net income (loss) of unconsolidated investees	(1,660,614)	(1,208,985)	2,490,275	(161,561)
Professional fees and miscellaneous other expenses	59,435	26,908	173,681	283,356
Net income (loss) before income taxes	(1,526,772)	(1,235,893)	2,509,871	(444,917)
Income tax expense	—	—	—	—
Net income (loss)	$(1,526,772)	$(1,235,893)	$2,509,871	$(444,917)

See notes to consolidated financial statements.

NGA HOLDCO, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	November 30,
	2013	2012
Operating activities:
Net income (loss)	$2,509,871	$(444,917)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net income of Eldorado	(1,486,675)	(1,251,239)
Equity in net (income) loss of Mesquite	(1,003,600)	1,412,800
(Decrease) increase in accounts payable and accrued liabilities	(3,455)	15,420
Net cash provided by (used in) operating activities	16,141	(267,936)

Investing activities:
Loan to Mesquite	(14,000,000)	—
Distributions received from equity investment in Eldorado	904,606	596,257
Net cash provided by (used in) investing activities	(13,095,394)	596,257

Financing activities:
Capital contributions	13,000,000	—
Advances received from the Newport Funds	177,136	267,823
Net cash provided by financing activities	13,177,136	267,823

Net change in cash	97,883	596,144

Cash, beginning of period	1,330,211	734,067

Cash, end of period	$1,428,094	$1,330,211
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
The Company holds no equity interests other than its equity interests in Eldorado and Mesquite, along with any indirect interests it holds in other entities by virtue of its equity interests in Eldorado and Mesquite, and has no current plans to acquire any interest in another entity. However, if a proposed merger of Eldorado and another entity is consummated, the Eldorado Interest will be exchanged for shares of the combined entity (see Note 10 to the Consolidated Financial Statements).
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
Use of estimates
Timely preparation of financial statements in accordance with the rules and regulations of the Commission requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. Management estimates that the Company will eventually sell its investments in unconsolidated investees following an expected economic recovery at a price sufficient to realize the carrying value of the Company’s assets which estimates are subject to material variation.
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

VoteCo is owned by Timothy T. Janszen and Ryan L. Langdon, each of whom owns a 42.85% interest, and Roger A. May, who owns a 14.3% interest. Messrs. Janszen, Langdon and May collectively are referred to as the “VoteCo Equityholders." InvestCo is owned by the Newport Funds. Newport holds for the benefit of the Newport Funds all of InvestCo’s issued and outstanding voting securities.
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
We evaluated our investment in Eldorado for possible impairment as of November 30, 2013 and determined that no impairment existed.
The following table presents unaudited condensed financial information of Eldorado for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net operating revenues	$63,631	$65,907	$191,638	$194,771
Operating income	$5,214	$6,816	$21,002	$20,629
Net income	$1,306	$1,973	$9,204	$7,822
The following table presents unaudited condensed financial information of one of Eldorado’s unconsolidated investees, the Silver Legacy Joint Venture, for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net operating revenues	$34,979	$33,667	$96,683	$89,902
Operating income (loss)	$5,903	$4,576	$11,850	$(2,891)
Net Income (loss)	$3,756	$(3,744)	$5,230	$(13,546)

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
The following tables present unaudited condensed financial information of Mesquite for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net operating revenues	$19,231	$20,056	$70,775	$74,553
Operating income	$(2,539)	$(2,293)	$4,160	$976
Net income (loss)	$(4,640)	$(3,795)	$2,509	$(3,532)

6. Note Receivable, Mesquite
On August 22, 2013, the Company, through Blocker, loaned $14 million to Mesquite under a Second Lien Credit Agreement, dated as of August 22, 2013 (the “Credit Agreement”), pursuant to which Mesquite borrowed a total of $35 million from the Company and other lenders not affiliated with the Company for the purpose of refinancing a portion of its existing indebtedness. Each of the other lenders, consisting of limited liability companies and trusts, has an ownership interest in Mesquite or has one or more members or beneficiaries who hold an ownership interest in Mesquite. The repayment of the indebtedness outstanding under the Credit Agreement is secured by a second lien on substantially all of Mesquite’s real property, including that relating to its Casablanca Resort & Casino, its Virgin River Hotel and Casino, and its Oasis Hotel and Casino (the demolition of which was largely completed in August 2013), each located in Mesquite, Nevada. The terms of the loan provide for the payment by Mesquite to each lender, including Blocker, of interest on the unpaid principal amount owed to such lender at the rate of 7% per annum over the period from August 22, 2013 to August 22, 2014, and at the rate of 8% per annum thereafter. During the term of the loan, interest is payable in cash, in arrears, monthly on the first day of each month, commencing on September 1, 2013. The principal amount of the loan, along with any accrued and unpaid interest, becomes due and payable on February 21, 2020. The indebtedness may, at the option of Mesquite, be prepaid in whole or in part, at any time without penalty, and repayment of the indebtedness may be accelerated upon the occurrence of an event of default, in accordance with the terms of the Credit Agreement.
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
At November 30, 2013 and February 28, 2013, the Company owed $3,410,251 and $3,233,115, respectively, to the Newport Funds for expenses paid on the Company’s behalf since inception of the Company. There have been no repayments of such amounts advanced on behalf of the Company and there is no formal agreement outlining the settlement of the receivable and payable between the Newport Funds and the Company. Accordingly, the receivable and payable are reflected as a non-current asset and a non-current liability, respectively, at November 30, 2013 and February 28, 2013.
8. Income Taxes
Blocker, a wholly-owned subsidiary of NGA, has elected to be taxed as a corporation. Accordingly, equity in the flow-through earnings of Eldorado and Mesquite, interest income from the Credit Agreement, and interest expense on intercompany borrowings received from Holdco to fund a portion of the Credit Agreement are taxed to Blocker. NGA recognizes interest income on intercompany loans to Blocker and incurs certain costs, primarily associated with being a public company, including professional and other fees, which, for tax purposes, flow through to its members. The Company has recorded a valuation allowance of 100% of its net deferred tax assets in recognition that realization of the deferred tax asset is not considered more likely than not. However, during the most recent period presented, a portion of the valuation allowance was reversed sufficient to reduce income tax expense to zero. For these reasons, the Company’s effective tax rates for the periods presented are different than the statutory federal rate of 35%.
9. Financial Instruments
Except for cash, the fair value of which equals its carrying value, the only significant financial instruments the Company has are its investments in unconsolidated investees accounted for using the equity method (for which fair value disclosure is not required) and amounts due to and from the Newport Funds. There is no formal agreement between the Company and the Newport Funds related to the amounts due, including no stated right of offset, repayment terms, and interest rate or method. Accordingly, it is not practical to estimate the fair value of such financial instruments.

10. Proposed Eldorado Transaction
On September 9, 2013, Eldorado and MTR Gaming Group, Inc. (“MTR”), a publicly traded company, announced that they had entered into a definitive agreement (the “Combination Agreement”), which provides for the combination of MTR and Eldorado in a stock merger with a cash election option offered to MTR’s current stockholders. On November 18, 2013, Eldorado and MTR entered into Amendment No. 1 to the Combination Agreement, which increased the cash election option per share amount from $5.15 to $6.05 and increased the aggregate amount available for the purchase of shares pursuant to the cash option from $30 million to $35 million, with the $5 million increase to be funded by Eldorado utilizing its cash on hand. MTR’s remaining common shares will be exchanged for shares in the combined new company, which is to be publicly traded under the name Eldorado Resorts, Inc. (“New Eldorado”).
Under the terms of the Combination Agreement, as amended, the transaction value of Eldorado will be determined by Eldorado’s adjusted EBITDA for the twelve-month period specified in the Combination Agreement multiplied by 6.81, less net debt and other adjustments. Based on Eldorado’s adjusted EBITDA for the twelve-month period ended September 30, 2013 (including its interest in Silver Legacy), Eldorado’s owners, including the Company, would receive in exchange for their current interests in Eldorado, an aggregate of approximately 35.6 million shares, or approximately 55% of the total shares, in New Eldorado valued at $6.05 per share. These valuation metrics and the Company’s percentage ownership interest in Eldorado would yield a value to the Company that exceeds the Company’s current carrying value of its investment in Eldorado. Based upon this calculation, the Company would at closing acquire ownership of between 9% and 10% of New Eldorado, depending on the number of shares purchased pursuant to the cash option. The closing of the proposed transaction is subject to a number of conditions. The Company is unable to determine at this time the impact on the Company if the transactions contemplated by the Combination Agreement are consummated. The foregoing discussion is qualified in its entirety by reference to the Combination Agreement and to Amendment No. 1 to the Combination Agreement, copies of which are included as exhibits to this report.

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
Eldorado
Eldorado, through Resorts, owns and operates the Eldorado-Reno, a premier hotel/casino and entertainment facility in Reno, Nevada, and the Eldorado-Shreveport, an all-suite art deco-style hotel and a tri-level riverboat dockside casino complex situated along the Red River in Shreveport, Louisiana. Eldorado also owns, through Resorts, a 21.25% interest in Tamarack Junction, a small casino in south Reno that will be disposed of if the proposed Eldorado transaction closes on the terms of the Combination Agreement, as currently amended. Also, an approximately 96% owned subsidiary of Resorts (which will become 100% owned by Resorts if the proposed Eldorado transaction closes on the terms of the combination agreement, as currently amended) owns a 50% interest in a joint venture that owns the Silver Legacy Resort Casino, a major, themed hotel/casino located adjacent to Eldorado-Reno.
On June 1, 2011, Resorts and Eldorado Capital Corp., a Nevada Corporation that is a wholly-owned subsidiary of Resorts, completed the issuance of $180 million of 8.625% Senior Secured Notes due June 15, 2019 (the “Resorts Senior Notes”). Also, on June 1, 2011, Resorts entered into a new $30 million senior secured credit facility available until June 30, 2014 (the “New Credit Facility”), which consists of a $15 million term loan requiring principal payments of $1.25 million each quarter beginning September 30, 2011, and a $15 million revolving credit facility, of which $15 million was available at March 31, 2013. Proceeds from the issuance of the Resorts Senior Notes, together with borrowings under the New Credit Facility, were used to redeem approximately $230 million of previously outstanding debt owed by Resorts and its subsidiaries, of which approximately $31 million was held by Resorts. The remaining previously outstanding debt was called and redeemed on August 1, 2011 utilizing $9.7 million of restricted cash which was set aside on June 1, 2011 for the purpose of redeeming the notes that were called. Interest on the Senior Secured Notes is payable semiannually each June 15 and December 15 (commencing on December 15, 2011) to holders of record on the preceding June 1 or December 1, respectively. Interest for each Eurodollar Rate loan under the New Credit Facility is payable on the last day of the loan, provided, however, that if the period exceeds three months the interest will be payable on the respective dates that fall every three months after the beginning of the loan period. For each Base Rate loan under the New Credit Facility, interest is payable at the end of each quarter. The interest period cannot exceed the maturity date of the New Credit Facility for either a Eurodollar loan or Base Rate loan. The Company notes that the status of the Resorts Senior Notes and the New Credit Facility may be affected by the consummation of the proposed Eldorado transaction.
Operational highlights for Eldorado for the three months ended September 30, 2013 included net operating revenues of approximately $63.6 million and operating expenses of approximately $57.3 million. Eldorado’s equity in net income of unconsolidated affiliates was approximately $0.3 million and interest expense was approximately $3.9 million for the period. Eldorado's net income for the quarter was approximately $1.3 million, compared with net income of approximately $2.0 million for the corresponding quarter of 2012. The year over year quarterly decrease in Eldorado's net income of approximately $0.7 million was due primarily to an decrease in operating revenues of approximately $2.3 million and a reduction in operating expenses of approximately $2.0 million.
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
On August 22, 2013, the Company through Blocker loaned $14 million to Mesquite under a Second Lien Credit Agreement, dated as of August 22, 2013 (the “Credit Agreement”), pursuant to which Mesquite borrowed a total of $35 million from the Company and other lenders not affiliated with the Company for the purpose of refinancing a portion of its then existing indebtedness utilizing the proceeds from the issuance of the Second Lien Notes. Each of the other lenders under the Credit Agreement, consisting of limited liability companies and trusts, has an ownership interest in Mesquite or has one or more members or beneficiaries who hold an ownership interest in Mesquite. The repayment of the indebtedness outstanding under the Credit Agreement is secured by a second lien on substantially all of Mesquite’s real property, including that relating to its Casablanca Resort & Casino, its Virgin River Hotel and Casino, and its Oasis Hotel and Casino (the demolition of which was largely completed in August 2013), each located in Mesquite, Nevada. The indebtedness outstanding under the Credit Agreement may, at the option of Mesquite, be prepaid in whole or in part, at any time without penalty, and repayment of the indebtedness may be accelerated upon the occurrence of an event of default, in accordance with the terms of the Credit Agreement.

The Company's participation as a lender under the Credit Agreement was funded utilizing $1 million of cash on hand and a capital contribution from InvestCo in the amount of $13 million, which was provided to InvestCo by its equity owners, NGOF and NGCF, in the respective amounts of $11.3 million and $1.7 million.
Mesquite's results of operations tend to be seasonal in nature. During the year ended December 31, 2012, approximately 63.5% of Mesquite's operating income (less depreciation and amortization and other non-cash items) was generated in the first quarter and approximately 31.1% was generated in the second quarter, with the remainder being generated during the second half of the year. Consequently, Mesquite's results of operations for the three and nine months ended September 30, 2013 should not be extrapolated to arrive at anticipated full year results for 2013. Operational highlights for Mesquite for the three months ended September 30, 2013 included net revenues of approximately $19.2 million, operating expenses of approximately $21.8 million, and interest expense of approximately $2.0 million. The net loss for the quarter ended September 30, 2013 was approximately $4.6 million, compared with a loss of approximately $3.8 million for the corresponding period of 2012. The year over year quarterly increase in net loss of approximately $0.8 million was due primarily to a decrease in net operating revenues of approximately $0.8 million, partially offset by a reduction in operating expenses of approximately $0.6 million, along with an increase in interest expense of $0.5 million . Mesquite's management believes that several additional factors including general economic weakness in Nevada and neighboring states and high gasoline prices continue to negatively affect operating results.
Results of Operations, Three Months Ended November 30, 2013 Compared to the Three Months Ended November 30, 2012
For the three months ended November 30, 2013, the Company’s equity in the net losses of its unconsolidated investees was approximately $1.7 million, with Eldorado and Mesquite accounting for an approximate $0.2 gain and $1.9 million loss, respectively, compared to a net loss of approximately $1.2 million, with Eldorado and Mesquite accounting for an approximate $0.3 million gain and $1.5 million loss, respectively, for the corresponding period of 2012. The increased loss was primarily attributable to an increase and decrease of approximately $0.3 million and $0.1 million in the Company's equity in the net loss of Mesquite and net income of Eldorado, respectively, when comparing the three months ended November 30, 2013 to the corresponding period of 2012. Professional, licensing, and other expenses incurred by the Company during the quarter increased approximately $33 thousand when compared to the same period in 2012, due primarily to the timing of payments made by the Newport Funds on behalf of the Company.
Results of Operations, Nine Months Ended November 30, 2013 Compared to the Nine Months Ended November 30, 2012
For the nine months ended November 30, 2013, the Company’s equity in the net income of its unconsolidated investees was approximately $2.5 million, with Eldorado and Mesquite accounting for approximately $1.5 and $1 million, respectively, compared to a net loss of approximately $0.2 million, with Eldorado and Mesquite accounting for an approximate $1.3 million gain and $1.4 million loss, respectively, for the corresponding period of 2012. The increase was primarily attributable to an increase of approximately $0.2 million and $2.4 million in the Company's equity in the net income of Eldorado and Mesquite, respectively, when comparing the nine months ended November 30, 2013 to the corresponding period of 2012. Professional, licensing, and other expenses incurred by the Company during the period decreased approximately $110 thousand when compared to the same period in 2012, due primarily to costs incurred in the prior year period related to a changing of the Company's fiscal year-end and related reporting with the SEC.
Liquidity and Capital Resources
The Company expects to incur during the remainder of fiscal year 2013 approximately $0.1 million in costs associated with the Company’s ownership of its interests in Eldorado and Mesquite, not including any costs associated with the consummation of the proposed merger of Eldorado and another entity (see "Proposed Eldorado Transaction" below) as those costs cannot be reasonably estimated at this time. All costs incurred are expected to be funded by the Newport Funds. Thus, the Company has access to the resources needed to fund its operations and commitments during the remainder of fiscal year 2013. The Company has no current plans to make any additional investments, but see the discussion under "Proposed Eldorado Transaction" regarding a proposed transaction pursuant to which the Company's interest in Eldorado may be converted into an interest in a new entity, of which Eldorado would, by merger, become a part.
Proposed Eldorado Transaction
On September 9, 2013, Eldorado and MTR Gaming Group, Inc. (“MTR”), a publicly traded company, announced that they had entered into a definitive agreement (the “Combination Agreement”), which provides for the combination of MTR and Eldorado in a stock merger with a cash election option offered to MTR’s current stockholders. On November 18, 2013, Eldorado and MTR entered into Amendment No. 1 to the Combination Agreement, which increased the cash election option per share amount from $5.15 to $6.05 and increased the aggregate amount available for the purchase of shares pursuant to the cash option from $30 million to $35 million, with the $5 million increase to be funded by Eldorado utilizing its cash on hand. MTR’s remaining common shares will be exchanged for shares in the combined new company, which is to be publicly traded under the name Eldorado Resorts, Inc. (“New Eldorado”).
Under the terms of the Combination Agreement, as amended, the transaction value of Eldorado will be determined by Eldorado’s adjusted EBITDA for the twelve-month period specified in the Combination Agreement multiplied by 6.81, less net debt and other adjustments. Based on Eldorado’s adjusted EBITDA for the twelve-month period ended September 30, 2013 (including its interest in Silver Legacy), Eldorado’s owners, including the Company, would receive in exchange for their current interests in Eldorado, an aggregate of approximately 35.6 million shares, or approximately 55% of the total shares, in New Eldorado valued at $6.05 per share. These valuation metrics and the Company’s percentage ownership interest in Eldorado would yield a value to the Company that exceeds the Company’s current carrying value of its investment in Eldorado. Based upon this calculation, the Company would at closing acquire ownership of between 9% and 10% of New Eldorado, depending on the number of shares purchased pursuant to the cash option. The closing of the proposed transaction is subject to a number of conditions. The Company is unable to determine at this time the impact on the Company if the transactions contemplated by the Combination Agreement are consummated. The foregoing discussion is qualified in its entirety by reference to the Combination Agreement and to Amendment No. 1 to the Combination Agreement, copies of which are included as exhibits to this report.
Critical Accounting Estimates and Policies
A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended February 28, 2013. There have been no material changes to those policies during the nine months ended November 30, 2013.
Recently Issued Accounting Standards
No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our future financial position, results of operations, or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was performed by management, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective as of November 30, 2013.
Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting. Based on that evaluation, there have been no changes in our internal control over financial reporting during the nine month period ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

NGA HOLDCO, LLC

Date: January 14, 2014	By:	/S/ TIMOTHY T. JANSZEN
Timothy T. Janszen Operating Manager (Principal Executive Officer)

Date: January 14, 2014	By:	/S/ ROGER A. MAY
Roger A. May Manager (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of September 9, 2013, between MTR Gaming Group, Inc., Eclair Holdings Company, Ridgeline Acquisition Corp., Eclair Acquisition Company, LLC, Eldorado HoldCo, LLC, and Thomas Reeg, Robert Jones and Gary Carano, as the Member Representative (Incorporated by reference to Exhibit 2.2 to the Current Report of MTR Gaming Group, Inc. (Commission File No. 000-20508) on Form 8-K filed with the Securities and Exchange Commission on November 18, 2013).

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

101
The following financial statements from NGA Holdco, LLC's Quarterly Report on Form 10-Q for the three and nine months ended November 30, 2013, filed with the Securities and Exchange Commission on January 14, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at November 30, 2013 and February 28, 2013; (ii) the Consolidated Statements of Operations for the three and nine months ended November 30, 2013 and 2012; (iii) the Consolidated Statements of Cash Flows for the nine months ended November 30, 2013 and 2012; and (iv) the Notes to Consolidated Financial Statements.