Form 10-K/A
period 2013-02-28
NGA Holdco, LLC
filed 2014-05-22
CIK 1405621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
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
DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note
NGA HoldCo, LLC, a Nevada limited liability company ("NGA," and collectively with its two wholly-owned subsidiaries, NGA Blocker, LLC, a Nevada limited liability company [“Blocker”], and AcquisitionCo, LLC, a Nevada limited liability company owned indirectly through Blocker [“AcquisitionCo”], the "Company”), is filing this Amendment No. 1 (this "amendment") to its annual report on Form 10-K for the year ended February 28, 2013, originally filed on May 29, 2013, to reflect the restatement of its consolidated financial statements for the year ended February 28, 2013. The restatement reflects the Company's correction of net income and balance sheet amounts related to its investment in Eldorado HoldCo, LLC, a Nevada limited liability company ("Eldorado"). Errors were discovered in the financial statements of Eldorado, which were relied upon by the Company in preparing its financial statements included in its aforementioned report. Eldorado’s financial statements contained errors related to the recognition of its share of the net earnings (losses) of its partially owned joint venture under the equity method of accounting. Eldorado has issued restated financial statements for the year ended December 31, 2012 and for the quarterly and nine month periods ended September 30, 2013, and will include the corrected financial statement amounts in restated financial statements for the quarterly period ended March 31, 2013 and the quarterly and six month periods ended June 30, 2013. The estimated effects of the misstatements on the Company's consolidated financial statements were to overstate net income for the year ended February 28, 2013, and our investment in Eldorado as of that date, by approximately $1.7 million, and to understate net income for the nine months ended November 30, 2013 by approximately $0.4 million.
Eldorado's management has determined that Eldorado's need to restate its financial statements (and thus the Company's need to restate its financial statements) resulted from a material weakness in Eldorado’s internal control over financial reporting. Eldorado has been actively engaged in developing a remediation plan to address the material weakness. Eldorado's management has informed the Company that implementation of a remediation plan is in process and consists of, among other things, implementing additional review procedures, financial and management controls and reporting procedures.
Item 7 and Item 8 of Part II and Item 15 of Part IV of the Form 10-K are the only portions of the Form 10-K being supplemented or amended by this amendment. Additionally, in connection with the filing of this amendment, and pursuant to rules of the Securities and Exchange Commission (“SEC”), the Company is including new certifications in Exhibits 31.1, 31.2, 32.1 and 32.2 and new financial statements in Exhibit 101 formatted in XBRL. This amendment does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Form 10-K. Accordingly, this amendment should be read in conjunction with the Company’s filings with the SEC subsequent to the original filing of the Form 10-K, including any amendments to those filings, as information in such filings may update or supersede certain information contained in those filings as well as information in this amendment and the original Form 10-K. As previously disclosed in our Form 8-K filed on February 21, 2014, our consolidated financial statements previously included in the Form 10-K should not be relied upon.

NGA Holdco, LLC

TABLE OF CONTENTS
		Page
PART II
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3
Item 8.	Financial Statements and Supplementary Data	6
PART IV
Item 15.	Exhibits and Financial Statement Schedules	6
FINANCIAL STATEMENTS		F-1
SIGNATURES
EXHIBIT INDEX

PART II

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
The Company has had no revenue generating business since inception. Its only operations have consisted of equity in the net income (losses) of Eldorado and Mesquite, interest income earned on the Eldorado-Shreveport Investments, and nominal administrative expenses. The Company’s net losses for the years ended February 28, 2013 and February 29, 2012 were approximately $2.6 million and $7.2 million, respectively.
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
In December 2013, Eldorado determined that an error in its financial statements occurred related to the recognition of its share of the net losses of the Silver Legacy Joint Venture under the equity method of accounting. Eldorado's previously issued consolidated financial statements did not properly reflect Eldorado's share of the net losses of the joint venture after making additional investments in, and guarantees on behalf of, the joint venture during the fourth quarter of 2012. Eldorado restated its audited consolidated financial statements as of December 31, 2012 and for the year then ended to correct this error.
Restated operational highlights for Eldorado for the year ended December 31, 2012 included net operating revenues of approximately $254.7 million and operating expenses of approximately $229.8 million. Eldorado’s equity in the net loss of unconsolidated affiliates was approximately $9 million and interest expense was approximately $16.1 million for the period. The net loss for the year was approximately $1 million, compared with a net loss of approximately $24.2 million for the year ended December 31, 2011. The decrease in net loss of approximately $23.2 million was due primarily to a $33.1 million impairment charge recorded during 2011 related to the impairment of Eldorado's investment in the Silver Legacy Joint Venture and a $5.3 million increase in equity in the net losses of unconsolidated affiliates when comparing the year ended December 31, 2012 to the prior year. The net loss was positively affected by a a $2.5 million reduction to operating expenses and a $2.4 million reduction to interest expense. Offsetting items included a $1.3 million decrease to net operating revenues and the absence of a $2.5 million gain on the early retirement of debt in 2011. In addition, non-controlling interests in the Silver Legacy Joint Venture were eliminated in 2011 due to their being allocated $4.8 million of the aforementioned $33.1 million impairment recorded by Eldorado.
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

4

reorganizational items of approximately $90.5 million during 2011, along with a $0.7 million decrease to net revenues and a $2.6 million increase to interest expense, partially offset by a $2.6 million decrease to operating expenses.
Results of Operations, Year Ended February 28, 2013 (Restated) Compared to the Year Ended December 31, 2011
For the year ended February 28, 2013, the Company’s equity in the net loss of its unconsolidated investees was approximately $2.3 million, with Eldorado and Mesquite accounting for approximately $0.3 million and $2.0 million equity in net loss, respectively. This is compared to equity in the net loss of the Company's unconsolidated investees of approximately $6.9 million during the year ended December 31, 2011, with Eldorado and Mesquite accounting for approximately $4.2 million and $2.6 million, respectively. The decreased loss was primarily attributable to the impairment of Eldorado’s investment in the Silver Legacy Joint Venture during 2011. The Company’s 40% interest in Mesquite was not acquired until August 1, 2011.
Expenses of $0.3 million during the year ended February 28, 2013 were consistent with the year ended December 31, 2011, and the net loss for the year was approximately $2.6 million compared to a net loss of approximately $7.2 million for the prior period. The decrease in net loss was primarily due to changes in the Company’s equity in the net losses of its unconsolidated investees as explained above.
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

5

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
Reference is made to the financial statements included on pages F-1 through F-15, which financial statements are incorporated herein by reference.
PARTIV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) List the following documents filed as a part of the report:
(b) Exhibits The exhibits in the accompanying Exhibit Index are incorporated by reference into this Item 15.

6

NGA HoldCo, LLC and Subsidiaries
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
NGA Holdco LLC
The Woodlands, Texas
We have audited the accompanying consolidated balance sheet of NGA Holdco, LLC and subsidiaries (the “Company”) as of February 28, 2013 (restated) and February 29, 2012, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the years ended February 28, 2013 (restated), February 29, 2012, and December 31, 2011, and for the two months ended February 29, 2012 (collectively, the Consolidated Financial Statements). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of February 28, 2013 (restated) and February 29, 2012, and the results of its operations and its cash flows for the years ended February 28, 2013 (restated), February 29, 2012, and December 31, 2011, and for the two months ended February 29, 2012, in conformity with accounting principles generally accepted in the United States of America.
/s/ PIERCY BOWLER TAYLOR & KERN
Las Vegas, Nevada
May 29, 2013, except for Note 2 "Restatement" as to which the date is May 22, 2014

NGA HOLDCO, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 28, 2013	February 29, 2012
	(Restated)
ASSETS
Current Assets, consisting of cash	$1,330,211	$734,049
Other Assets:
Investment in Eldorado	22,988,441	23,861,936
Investment in Mesquite	3,580,222	5,602,222
Due from the Newport Funds	5,179,772	5,179,772
	$33,078,646	$35,377,979
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Current liabilities consisting of accounts payable and accrued expenses	$12,326	$59,405
Long-term amounts due to the Newport Funds	3,233,115	2,859,192
	3,245,441	2,918,597
Members’ Equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	44,544,874	44,544,874
Accumulated deficit	(14,715,475)	(12,089,298)
	29,833,205	32,459,382
	$33,078,646	$35,377,979
See notes to consolidated financial statements.

NGA HOLDCO, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended			Two Months Ended
	February 28, 2013	February 29, 2012	December 31, 2011	February 29, 2012	February 28, 2011
	(Restated)				(unaudited)
Equity in net loss of unconsolidated investees	$(2,299,238)	$(6,853,314)	$(6,853,314)	$—
Professional fees, licensing, and other expenses	327,016	315,983	319,521	(77)	3,461
Net income (loss) before income taxes	(2,626,254)	(7,169,297)	(7,172,835)	77	(3,461)
Income tax expense	—	—	—	—	—
Net income (loss)	$(2,626,254)	$(7,169,297)	$(7,172,835)	$77	$(3,461)
See notes to consolidated financial statements.

NGA HOLDCO, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

	Subscribed Class A Unit	Class B Units	Retained Earnings (Accumulated Deficit)	Total Members’ Equity
Balance, January 1, 2011	$3,806	$36,322,652	$(5,050,024)	$31,276,434
Contributions	—	8,222,222	—	8,222,222
Cumulative effect of Eldorado's adoption of ASU No. 2010-16	—	—	133,561	133,561
Net Loss	—	—	(7,172,835)	(7,172,835)
Balance, December 31, 2011	3,806	44,544,874	(12,089,298)	32,459,382
Net Income	—	—	77	77
Balance, February 29, 2012	3,806	44,544,874	(12,089,221)	32,459,459
Net Loss (Restated)	—	—	(2,626,254)	(2,626,254)
Balance, February 28, 2013 (Restated)	$3,806	$44,544,874	$(14,715,475)	$29,833,205
See notes to consolidated financial statements.

NGA HOLDCO, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended			Two Months Ended
	February 28, 2013	February 29, 2012	December 31, 2011	February 29, 2012	February 28, 2011
	(Restated)				(unaudited)
Operating activities:
Net income (loss)	$(2,626,254)	$(7,169,297)	$(7,172,835)	$77	$(3,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net loss of Eldorado	277,238	4,233,314	4,233,314	—	—
Equity in net loss of Mesquite	2,022,000	2,620,000	2,620,000	—	—
Increase (decrease) in accounts payable and accrued liabilities	12,326	(28,391)	29,341	(59,405)	(1,673)
Net cash used in operating activities	(314,690)	(344,374)	(290,180)	(59,328)	(5,134)

Investing activities:
Investment in Mesquite	—	(8,222,222)	(8,222,222)	—	—
Distributions from equity investment in Eldorado	596,257	235,641	235,641	—	—
Net cash provided by (used in) investing activities	596,257	(7,986,581)	(7,986,581)	—	—

Financing activities:
Capital contributions	—	8,222,222	8,222,222	—	—
Advances received from the Newport Funds	314,577	344,478	290,289	59,346	5,157
Net cash provided by financing activities	314,577	8,566,700	8,512,511	59,346	5,157

Net change in cash	596,144	235,745	235,750	18	23

Cash, beginning of period	734,067	498,322	498,299	734,049	498,299

Cash, end of period	$1,330,211	$734,067	$734,049	$734,067	$498,322
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
Restatement
The Company's consolidated financial statements for the year ended February 28, 2013 have been restated to reflect adjustments related to its investment in Eldorado resulting from a change in Eldorado's recognition of its share of the net earnings (losses) of the Silver Legacy Joint Venture. Eldorado recognized an other than temporary impairment loss and wrote down its investment in the Silver Legacy Joint Venture to zero at December 31, 2011, and concurrently ceased the equity method of accounting and suspended recording its share of Silver Legacy Joint Venture’s losses. In connection with Silver Legacy Joint Venture’s exit from bankruptcy in November 2012, Eldorado made additional investments in the joint venture; however, the equity method of accounting was not reinitiated upon the exit from bankruptcy or at December 31, 2012 as required by the applicable accounting guidance. As such, the previously issued consolidated financial statements of Eldorado, which were relied on by the Company in preparing its annual report on Form 10-K for the year ended February 28, 2013, did not properly reflect Eldorado's share of the net earnings (losses) from the joint venture after making the additional investments. The additional investments resulted in Eldorado recording losses in excess of its recorded investment in the Silver Legacy Joint Venture during the year ended December 31, 2012.
The effects of the misstatements on the Company's consolidated financial statements were to overstate net income for the year ended February 28, 2013, and our investment in Eldorado as of that date, by approximately $1.7 million.

The following table sets forth the effects of the restatement on line items within Eldorado's previously reported consolidated financial statements as of and for the year ended December 31, 2012 (in thousands).

	December 31, 2012
	As Previously Presented	As Corrected
Balance Sheets
Current assets	$34,928	$34,928
Restricted cash	5,000	5,000
Investment in and advances to unconsolidated affiliate	12,566	5,066
Property and equipment, net	189,713	189,713
Other assets, net	27,818	27,818
Total assets	$270,025	$262,525

Current liabilities	$27,301	$27,301
Other liabilities	172,023	174,221
Equity	70,701	61,003
Total liabilities and partners' equity	$270,025	$262,525

	2012
	As Previously Presented	As Corrected
Statements of Operations
Net operating revenues	$254,740	$254,740
Operating income	$25,539	$15,481
Net income (loss) all attributable to Eldorado	$8,707	$(991)
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
Change in accounting method
The Company's operating expenses are paid by the Newport Funds directly to vendors and investees, and certain distributions from the Company’s investees may be received directly by the Company’s members and/or their beneficial owners. Prior to January 1, 2012, these activities were treated as non-cash operating and financing transactions. Subsequently, such transactions are treated as constructive cash inflows and outflows in the statements of cash flows, which management believes is a preferable method because it more accurately reflects the Company’s operating requirements and capital resources. Under this method, net cash used by operating activities and cash provided by financing activities are each 217,677 and 314,577 higher for the years ended February 28, 2013 and February 29, 2012, respectively.
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
Changes in the Company’s investment in Eldorado during the years ended February 28, 2013 and December 31, 2011 and the two months ended February 29, 2012 are as follows:

	February 28, 2013	February 29, 2012	December 31, 2011
	(Restated)
Balance, beginning of period	$23,861,936	$23,861,936	$28,197,330
Equity in net loss of Eldorado	(277,238)	—	(4,233,314)
Distributions received from Eldorado	(596,257)	—	(235,641)
Eldorado's adoption of ASU 2010-16	—	—	133,561
Balance, end of period	$22,988,441	$23,861,936	$23,861,936
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

	December 31, 2012	December 31, 2011
	(Restated)
Balance Sheets
Current assets	$34,928	$39,926
Restricted cash	5,000	—
Investment in and advances to unconsolidated affiliate	5,066	5,213
Property and equipment, net	189,713	198,728
Other assets, net	27,818	28,795
Total assets	$262,525	$272,662

Current liabilities	$27,301	$27,421
Other liabilities	174,221	179,218
Equity	61,003	66,023
Total liabilities and partners' equity	$262,525	$272,662

	2012	2011
	(Restated)
Statements of Operations
Net operating revenues	$254,740	$256,072
Impairment of Investment in Joint Venture	$—	$33,066
Operating income (loss)	$15,481	$(13,074)
Net loss	$(991)	$(29,020)
Net loss attributable to non-controlling interest	—	4,807
Net loss attributable to Eldorado	$(991)	$(24,213)
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
The following tables present condensed financial information of Mesquite for the years ended December 31, 2012 and 2011 (in thousands).

	December 31, 2012	December 31, 2011
Balance Sheets
Current assets	$11,656	$13,556
Property and equipment, net	60,242	64,947
Other assets, net	8,825	10,960
Total assets	$80,723	$89,463

Current liabilities	$14,828	$13,050
Other liabilities	59,250	64,713
Equity	6,645	11,700
Total liabilities and members' equity	$80,723	$89,463

	2012	2011
	Year Ended	Five Months Ended	Seven Months Ended	Twelve Months Ended
	December 31, 2012	December 31, 2011	July 31, 2011	December 31, 2011
	(The Company's Investee)		(Predecessor)	(Combined, unaudited)
Net operating revenues	$97,548	$37,341	$60,785	$98,126
Operating income (loss)	$952	$(4,062)	$3,035	$(1,027)
Reorganization items	$—	$—	$90,473	$90,473
Net income (loss)	$(5,055)	$(6,550)	$92,693	$86,143
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
At February 28, 2013 and 2012, the Company owed approximately $3.2 million and $2.9 million, respectively, to the Newport Funds for expenses paid on the Company’s behalf since inception of the Company. There have been no repayments of such amounts advanced to the Company. The Newport Funds have agreed to waive demand of payment of the amounts advanced to the Company through March 1, 2015, and, accordingly, the liability is also reflected as long-term.
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

	February 28, 2013		December 31, 2011 (1)
	Total	Percent	Total	Percent
	(Restated)
Statutory federal rate	$(919,189)	35.00%	$(2,510,492)	35.00%
Amount not subject to corporate income taxes	116,304	(4.43)%	90,590	(1.26)%
Permanent items	(108,022)	4.11%	(14,276)	0.20%
Provision to tax return adjustments	25,628	(0.97)%	—	—%
Change in valuation allowance	940,205	(35.80)%	2,434,178	(33.94)%
Deferred True-up	(54,926)	2.09%	—	—%
Tax at effective rate	$—	—%	$—	—%

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

	February 28, 2013	February 29, 2012
	(Restated)
Net operating loss carryforward	$743,289	$1,562,703
Tax credit carryforward	356,615	182,791
Basis difference for investments in investees	5,241,886	3,887,377
Acquisition costs	157,079	144,800
Contributions limitation and carryforward	218,168	—
Subtotal	6,717,037	5,777,671
Less: valuation allowance	(6,717,037)	(5,777,671)
Net deferred tax asset	$—	$—

The Company has a federal income tax net operating loss carryforward of $2,123,681 and a federal income tax credit carryforward of $356,615, both of which will expire between 2028 and 2030.
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

NGA HOLDCO, LLC

Date: May 22, 2014	By:	/s/ Timothy T. Janszen
	Name:	Timothy T. Janszen
	Title:	Principal Executive Officer (Authorized Officer)

Date: May 22, 2014	By:	/s/ Roger A. May
	Name:	Roger A. May
	Title:	Principal Financial Officer and Principal Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

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

10.20*	Fourth Amendment to Lease dated June 1, 2011 by and between C. S. & Y. Associates and Eldorado Resorts LLC.

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

14.1	Code of Ethics of NGA HoldCo, LLC (Incorporated by reference to Exhibit No. 14.1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 000-52734)

Exhibit No.	Description

21.1	Subsidiaries of NGA HoldCo LLC (Incorporated by reference to Exhibit No. 21.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from NGA Holdco, LLC Annual Report on Form 10-K/A for the year ended February 28, 2013, filed with the Securities and Exchange Commission on May 22, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at February 28, 2013 and February 29, 2012, (ii) the Consolidated Statements of Operations for the years ended February 28, 2013, February 29, 2012 and December 31, 2011 and the two months ended February 29, 2012 and February 28, 2011, (iii) the Consolidated Statement of Changes in Members’ Equity for the years ended February 28, 2013 and December 31, 2011 and the two months ended February 29, 2012, (iv) the Consolidated Statements of Cash Flows for the years ended February 28, 2013, February 29, 2012 and December 31, 2011 and the two months ended February 29, 2012 and February 28, 2011, and (v) the Notes to Consolidated Financial Statements.

———————————
*	Filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2013 filed on May 29, 2013 (SEC File No. 0-5273).

**	Filed herewith.

***	Furnished herewith.