Form 10-Q/A
period 2013-11-30
NGA Holdco, LLC
filed 2014-05-27
CIK 1405621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

Explanatory Note
NGA HoldCo, LLC, a Nevada limited liability company ("NGA," and collectively with its two wholly-owned subsidiaries, NGA Blocker, LLC, a Nevada limited liability company [“Blocker”], and AcquisitionCo, LLC, a Nevada limited liability company owned indirectly through Blocker [“AcquisitionCo”], the "Company”), is filing this Amendment No. 1 (this "amendment") to its quarterly report on Form 10-Q for the three and nine month periods ended November 30, 2013, originally filed on January 14, 2014. to reflect the restatement of its consolidated financial statements for the three and nine month periods ended November 30, 2013. The restatement reflects the Company's correction of net income and balance sheet amounts related to its investment in Eldorado HoldCo, LLC, a Nevada limited liability company ("Eldorado"). Errors were discovered in the financial statements of Eldorado, which were relied upon by the Company in preparing its financial statements included in its aforementioned report. Eldorado’s financial statements contained errors related to the recognition of its share of the net earnings (losses) of its partially owned joint venture under the equity method of accounting. Eldorado has issued restated financial statements for the year ended December 31, 2012, and for the three and nine month periods ended September 30, 2013, and will include the corrected financial statement amounts in restated financial statements for the quarterly period ended March 31, 2013 and the three and six month periods ended June 30, 2013. The estimated effects of the misstatements on the Company's consolidated financial statements were to overstate net income for the year ended February 28, 2013, and our investment in Eldorado as of that date, by approximately $1.7 million, and to understate net income for the three and nine months ended November 30, 2013 by approximately $0.4 million.
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
Item 1 and Item 2 of Part I and Item 6 of Part II of the Form 10-Q are the only portions of the Form 10-Q being supplemented or amended by this amendment. Additionally, in connection with the filing of this amendment, and pursuant to rules of the Securities and Exchange Commission (“SEC”), the Company is including new certifications in Exhibits 31.1, 31.2, 32.1 and 32.2 and new financial statements in Exhibit 101 formatted in XBRL. This amendment does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Form 10-Q. Accordingly, this amendment should be read in conjunction with the Company’s filings with the SEC subsequent to the original filing of the Form 10-Q, including any amendments to those filings, as information in such filings may update or supersede certain information contained in those filings as well as this amendment and the original Form 10-Q. As previously disclosed in our Form 8-K filed on February 21, 2014, our unaudited consolidated financial statements previously included in the Form 10-Q should not be relied upon.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
NGA HOLDCO, LLC
CONSOLIDATED BALANCE SHEETS

	November 30, 2013	February 28, 2013
	(Unaudited, Restated)
ASSETS
Current Assets, consisting of cash	$1,428,094	$1,330,211
Other Assets:
Investment in Eldorado	24,015,999	22,988,441
Investment in Mesquite	4,583,822	3,580,222
Note Receivable, Mesquite	14,000,000	—
Due from the Newport Funds	5,179,772	5,179,772
	$49,207,687	$33,078,646
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Current liabilities consisting of accounts payable and accrued expenses	$8,871	$12,326
Long-term amounts due to the Newport Funds	3,410,251	3,233,115
	3,419,122	3,245,441
Members’ Equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	57,544,874	44,544,874
Accumulated deficit	(11,760,115)	(14,715,475)
	45,788,565	29,833,205
	$49,207,687	$33,078,646
See notes to consolidated financial statements.

NGA HOLDCO, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2013	2012	2013	2012
	(Restated)		(Restated)
Interest income	$193,277	$—	$193,277	$—
Equity in net income (loss) of unconsolidated investees	(1,215,125)	(1,208,985)	2,935,764	(161,561)
Professional fees and miscellaneous other expenses	59,435	26,908	173,681	283,356
Net income (loss) before income taxes	(1,081,283)	(1,235,893)	2,955,360	(444,917)
Income tax expense	—	—	—	—
Net income (loss)	$(1,081,283)	$(1,235,893)	$2,955,360	$(444,917)

See notes to consolidated financial statements.

NGA HOLDCO, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	November 30,
	2013	2012
	(Restated)
Operating activities:
Net income (loss)	$2,955,360	$(444,917)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net income of Eldorado	(1,932,164)	(1,251,239)
Equity in net (income) loss of Mesquite	(1,003,600)	1,412,800
(Decrease) increase in accounts payable and accrued liabilities	(3,455)	15,420
Net cash provided by (used in) operating activities	16,141	(267,936)

Investing activities:
Loan to Mesquite	(14,000,000)	—
Distributions received from equity investment in Eldorado	904,606	596,257
Net cash provided by (used in) investing activities	(13,095,394)	596,257

Financing activities:
Capital contributions	13,000,000	—
Advances received from the Newport Funds	177,136	267,823
Net cash provided by financing activities	13,177,136	267,823

Net change in cash	97,883	596,144

Cash, beginning of period	1,330,211	734,067

Cash, end of period	$1,428,094	$1,330,211
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
Restatement
The Company's consolidated financial statements for the three and nine months ended November 30, 2013 have been restated to reflect adjustments related to its investment in Eldorado resulting from a change in Eldorado's recognition of its share of the net earnings (losses) of the Silver Legacy Joint Venture. Eldorado recognized an other than temporary impairment loss and wrote down its investment in the Silver Legacy Joint Venture to zero at December 31, 2011, and concurrently ceased the equity method of accounting and suspended recording its share of Silver Legacy Joint Venture’s losses. In connection with Silver Legacy Joint Venture’s exit from bankruptcy in November 2012, Eldorado made additional investments in the joint venture; however, the equity method of accounting was not reinitiated upon the exit from bankruptcy or at December 31, 2012 as required by the applicable accounting guidance. As such, the previously issued consolidated financial statements of Eldorado, which were relied on by the Company in preparing its quarterly report on Form 10-Q for the three and nine months ended November 30, 2013, did not properly reflect Eldorado's share of the net earnings (losses) from the joint venture after making the additional investments. The additional investments resulted in Eldorado recording losses in excess of its recorded investment in the Silver Legacy Joint Venture during the three and nine months ended September 30, 2013.

The effects of the misstatements on the Company's consolidated financial statements were to understate net income for the three and nine months ended November 30, 2013 by $0.3 million and $0.4 million respectively, and our investment in Eldorado as of that date, by approximately $1.2 million.
The following table sets forth the effects of the restatement on line items within Eldorado's previously reported consolidated financial statements as of and for the year ended December 31, 2012 (in thousands).

	September 30, 2013
	As Previously Presented	As Corrected
Balance Sheets
Current assets	$47,159	$47,159
Restricted cash	5,000	5,000
Investment in and advances to unconsolidated affiliate	12,888	5,388
Property and equipment, net	182,807	182,807
Other assets, net	27,516	27,516
Total assets	$275,370	$267,870

Current liabilities	$31,370	$31,370
Other liabilities	169,458	169,775
Equity	74,542	66,725
Total liabilities and partners' equity	$275,370	$267,870

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	As Previously Presented	As Corrected	As Previously Presented	As Corrected
Statements of Operations
Net operating revenues	$63,631	$63,631	$191,638	$191,638
Operating income	$5,214	$7,092	$21,002	$23,617
Net income (loss) all attributable to Eldorado	$1,306	$3,184	$9,204	$11,819
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
The following table presents unaudited condensed financial information of Eldorado for the three and nine months ended November 30, 2013 (restated) and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2013	2012	2013	2012
	(Restated)		(Restated)
Net operating revenues	$63,631	$65,907	$191,638	$194,771
Operating income	$7,092	$6,816	$23,617	$20,629
Net income	$3,184	$1,973	$11,819	$7,822
The following table presents unaudited condensed financial information of one of Eldorado’s unconsolidated investees, the Silver Legacy Joint Venture, for the three and nine months ended November 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2013	2012	2013	2012
Net operating revenues	$34,979	$33,667	$96,683	$89,902
Operating income	$5,903	$4,576	$11,850	$2,891
Net Income (loss)	$3,756	$(3,744)	$5,230	$(13,546)
Prior to 2012, as a result of Eldorado's identification of triggering events, Eldorado fully impaired its investment in the Silver Legacy Joint Venture and discontinued the equity method of accounting until the fourth quarter of 2012 when additional investments by Eldorado in the Silver Legacy Joint Venture were made. At such time, Eldorado recognized its share of the Silver Legacy Joint Venture's net losses not recognized during the period that the equity method of accounting was suspended. During 2012, the Silver Legacy Joint Venture underwent a Chapter 11 bankruptcy reorganization which required cash advances from, and deposits by, the owners of the joint venture, but did not affect the ownership interest percentages of its owners.

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
The following tables present unaudited condensed financial information of Mesquite for the three and nine months ended November 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2013	2012	2013	2012
Net operating revenues	$19,231	$20,056	$70,775	$74,553
Operating income (loss)	$(2,539)	$(2,293)	$4,160	$976
Net income (loss)	$(4,640)	$(3,795)	$2,509	$(3,532)

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
The following information should be read in conjunction with the consolidated financial statements included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended February 29, 2012, as filed with the United States Securities and Exchange Commission ("SEC").
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
On June 1, 2011, Resorts and Eldorado Capital Corp., a Nevada Corporation that is a wholly-owned subsidiary of Resorts, completed the issuance of $180 million of 8.625% Senior Secured Notes due June 15, 2019 (the “Resorts Senior Notes”). Also, on June 1, 2011, Resorts entered into a new $30 million senior secured credit facility available until June 30, 2014 (the “New Credit Facility”), which consists of a $15 million term loan requiring principal payments of $1.25 million each quarter beginning September 30, 2011, and a $15 million revolving credit facility, of which $15 million was available at September 30, 2013. Proceeds from the issuance of the Resorts Senior Notes, together with borrowings under the New Credit Facility, were used to redeem approximately $230 million of previously outstanding debt owed by Resorts and its subsidiaries, of which approximately $31 million was held by Resorts. The remaining previously outstanding debt was called and redeemed on August 1, 2011 utilizing $9.7 million of restricted cash which was set aside on June 1, 2011 for the purpose of redeeming the notes that were called. Interest on the Senior Secured Notes is payable semiannually each June 15 and December 15 (commencing on December 15, 2011) to holders of record on the preceding June 1 or December 1, respectively. Interest for each Eurodollar Rate loan under the New Credit Facility is payable on the last day of the loan, provided, however, that if the period exceeds three months the interest will be payable on the respective dates that fall every three months after the beginning of the loan period. For each Base Rate loan under the New Credit Facility, interest is payable at the end of each quarter. The interest period cannot exceed the maturity date of the New Credit Facility for either a Eurodollar loan or Base Rate loan. The Company notes that the status of the Resorts Senior Notes and the New Credit Facility may be affected by the consummation of the proposed Eldorado transaction.
Operational highlights for Eldorado for the three months ended September 30, 2013 included net operating revenues of approximately $63.6 million and operating expenses of approximately $57.3 million. Eldorado’s equity in net income of unconsolidated affiliates was approximately $2.2 million and interest expense was approximately $3.9 million for the period. Eldorado's net income for the quarter was approximately $3.2 million, compared with net income of approximately $2.0 million for the corresponding quarter of 2012. The year over year quarterly increase in Eldorado's net income of approximately $1.2 million was due largely to an increase in the equity in income of unconsolidated affiliates of approximately $2.0 million and a reduction in operating expenses of approximately $2.0 million, partially offset by a decrease in operating revenues of approximately $2.3 million
Mesquite
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
Mesquite's results of operations tend to be seasonal in nature. During the year ended December 31, 2012, approximately 63.5% of Mesquite's operating income (less depreciation and amortization and other non-cash items) was generated in the first quarter and approximately 31.1% was generated in the second quarter, with the remainder being generated during the second half of the year. Consequently, Mesquite's results of operations for the three months ended September 30, 2013 should not be extrapolated to arrive at anticipated full year results for 2013. Operational highlights for Mesquite for the three months ended September 30, 2013 included net revenues of approximately $19.2 million, operating expenses of approximately $21.8 million, and interest expense of approximately $2.0 million. The net loss for the quarter ended November 30, 2013 was approximately $4.6 million, compared with a loss of approximately $3.8 million for the corresponding period of 2012. The year over year quarterly increase in net loss of approximately $0.8 million was due primarily to a decrease in net operating revenues of approximately $0.8 million, partially offset by a reduction in operating expenses of approximately $0.6 million, along with an increase in interest expense of $0.5 million . Mesquite's management believes that several additional factors including general economic weakness in Nevada and neighboring states and high gasoline prices continue to negatively affect operating results.
Results of Operations, Three Months Ended November 30, 2013 (Restated) Compared to the Three Months Ended November 30, 2012
For the three months ended November 30, 2013 (restated), the Company’s equity in the net losses of its unconsolidated investees was approximately $1.2 million, with Eldorado and Mesquite accounting for an approximate $0.7 million gain and $1.9 million loss, respectively, compared to a net loss of approximately $1.2 million, with Eldorado and Mesquite accounting for an approximate $0.3 million gain and $1.5 million loss, respectively, for the corresponding period of 2012. The increased loss was primarily attributable to an increase of approximately $0.3 million and $0.4 million in the Company's equity in the net loss of Mesquite and net income of Eldorado, respectively, when comparing the three months ended November 30, 2013 (restated) to the corresponding period of 2012. Professional, licensing, and other expenses incurred by the Company during the quarter increased approximately $33,000 when compared to the same period in 2012, due primarily to the timing of payments made by the Newport Funds on behalf of the Company.
Results of Operations, Nine Months Ended November 30, 2013 (Restated) Compared to the Nine Months Ended November 30, 2012
For the nine months ended November 30, 2013 (restated), the Company’s equity in the net income of its unconsolidated investees was approximately $2.9 million, with Eldorado and Mesquite accounting for approximately $1.9 and $1 million, respectively, compared to a net loss of approximately $0.2 million, with Eldorado and Mesquite accounting for an approximate $1.3 million gain and $1.4 million loss, respectively, for the corresponding period of 2012. The increase was primarily attributable to an increase of approximately $0.7 million and $2.4 million in the Company's equity in the net income of Eldorado and Mesquite, respectively, when comparing the nine months ended November 30, 2013 (restated) to the corresponding period of 2012. Professional, licensing, and other expenses incurred by the Company during the period decreased approximately $110,000 when compared to the same period in 2012, due primarily to costs incurred in the prior year period related to a changing of the Company's fiscal year-end and related reporting with the SEC.
Liquidity and Capital Resources
During the remainder of fiscal year 2013, the Company incurred approximately $0.1 million in costs associated with the Company’s ownership of its interests in Eldorado and Mesquite. All costs incurred were funded by the Newport Funds. The Company has no current plans to make any additional investments, but see the discussion under "Proposed Eldorado Transaction" regarding a proposed transaction pursuant to which the Company's interest in Eldorado may be converted into an interest in a new entity, of which Eldorado would, by merger, become a part.
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

Under the terms of the Combination Agreement, as amended, the transaction value of Eldorado will be determined by Eldorado’s adjusted EBITDA for the twelve-month period specified in the Combination Agreement multiplied by 6.81, less net debt and other adjustments. Based on Eldorado’s adjusted EBITDA for the twelve-month period ended September 30, 2013 (including its interest in Silver Legacy), Eldorado’s owners, including the Company, would receive in exchange for their current interests in Eldorado, an aggregate of approximately 35.6 million shares, or approximately 55% of the total shares, in New Eldorado valued at $6.05 per share. These valuation metrics and the Company’s percentage ownership interest in Eldorado would yield a value to the Company that exceeds the Company’s current carrying value of its investment in Eldorado. Based upon this calculation, the Company would at closing acquire ownership of between 9% and 10% of New Eldorado, depending on the number of shares purchased pursuant to the cash option. The closing of the proposed transaction is subject to a number of conditions. The Company is unable to determine at this time the impact on the Company if the transactions contemplated by the Combination Agreement are consummated. The foregoing discussion is qualified in its entirety by reference to the Combination Agreement and to Amendment No. 1 to the Combination Agreement, copies of which were included as exhibits to the Company's quarterly report on Form 10-Q for the three and nine month periods ended November 30, 2013, originally filed on January 14, 2014.
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
PART II
OTHER INFORMATION

Item 6.	Exhibits.
The list of exhibits set forth in the accompanying Exhibit Index is incorporated by reference into this Item 6.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGA HOLDCO, LLC

Date: May 27, 2014	By:	/s/ Timothy T. Janszen
	Name:	Timothy T. Janszen
	Title:	Principal Executive Officer (Authorized Officer)

Date: May 27, 2014	By:	/s/ Roger A. May
	Name:	Roger A. May
	Title:	Principal Financial Officer and Principal Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

101**
The following financial statements from NGA Holdco, LLC's Quarterly Report on Form 10-Q for the three and nine months ended November 30, 2013, filed with the Securities and Exchange Commission on May 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at November 30, 2013 and February 28, 2013; (ii) the Consolidated Statements of Operations for the three and nine months ended November 30, 2013 and 2012; (iii) the Consolidated Statements of Cash Flows for the nine months ended November 30, 2013 and 2012; and (iv) the Notes to Consolidated Financial Statements.

———————————
**	Filed herewith.

***	Furnished herewith.