Form 10-K
period 2014-02-28
NGA Holdco, LLC
filed 2014-06-11
CIK 1405621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2014

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
THE COMPANY
Overview of the Company
NGA Holdco, LLC, a Nevada limited liability company ("NGA"), was formed on January 8, 2007 at the direction of Newport Global Opportunities Fund LP, a Delaware limited partnership (“NGOF”) and an affiliate of Newport Global Advisors LP, a Delaware limited partnership (“Newport”). NGA was formed for the primary purpose of holding equity, directly or indirectly through its subsidiaries, in one or more entities related to the gaming industry. NGA has two wholly-owned subsidiaries, NGA Blocker, LLC, a Nevada limited liability company (“Blocker”), and AcquisitionCo, LLC, a Nevada limited liability company (“AcquisitionCo”), each of which was formed on January 8, 2007. References to the "Company" are to NGA and, unless the context otherwise requires, its subsidiaries.
The Company has had no revenue generating business since inception. Its current business plan consists primarily of its holding, through AcquisitionCo, of a 17.0359% equity interest in Eldorado Holdco LLC (the "Eldorado Interest"), a Nevada limited liability company ("Eldorado"), and a 40% equity interest in Mesquite Gaming LLC (the “Mesquite Interest”), a Nevada limited liability company (“Mesquite”). The Eldorado Interest was effectively acquired December 14, 2007 (the

“Eldorado Acquisition”), in exchange for certain first mortgage bonds and preferred equity interests (the “Eldorado-Shreveport Investments”) valued at $38,314,863. The Mesquite Interest was acquired August 1, 2011 (the “Mesquite Acquisition”), in exchange for $8,222,222 in cash, of which $7,222,222 and $1,000,000 were contributed to the Company by NGOF and Newport Global Credit Fund (“NGCF,” and collectively with NGOF, the “Newport Funds”), respectively.
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
Mesquite is engaged in the casino resort industry in Mesquite, Nevada through wholly-owned subsidiaries that own and operate the CasaBlanca Resort/Golf/Spa, the Virgin River Hotel/Casino/Bingo, two championship golf courses, a full-service spa, a bowling center, restaurants, and banquet and conference facilities. Mesquite also owns real estate on which the Oasis Resort & Casino was located prior to its demolition.
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
The VoteCo Equityholders, through VoteCo, control all matters of the Company that are subject to the vote of members, including the appointment and removal of managers. Each of the VoteCo Equityholders is a member of NGA's board of managers, and Mr. Janszen is NGA's operating manager who has responsibility for the day-to-day management of the Company. The Class B Units issued to InvestCo allow it and its investors to invest in the Company without having any voting power or power to control the operations or affairs of the Company, except as otherwise required by law. If InvestCo and its investors had any of the power to control the operations or affairs of the Company afforded to holders of the Class A Units, they and their respective constituent equityholders would generally be required to be licensed or found suitable under applicable gaming laws and regulations, including those of the States of Nevada and Louisiana.
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
Member and Manager Compensation
No member or manager of NGA or either of its subsidiaries is entitled to receive any compensation from the Company for any services rendered to or on behalf of the Company, or otherwise, in his, her or its capacity as a member or manager of NGA or either of its subsidiaries. A manager of NGA is entitled to reimbursement from the first available funds for direct out-of-pocket costs and expenses incurred by the manager on behalf of the Company that directly relate to the business and affairs of the Company.
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
Eldorado Acquisition
On December 14, 2007, the Company effectively acquired its Eldorado Interest by transferring the Eldorado-Shreveport Investments in part to Eldorado Resorts, LLC (“Resorts”) and in part to Donald L. Carano (“Carano”), free and clear of any liens, in exchange for a 17.0359% interest in Resorts (the “Resorts Interest”), of which 14.47% was acquired directly from Resorts and the balance from Carano. The Eldorado-Shreveport Investments included first mortgage bonds due 2012 (the “Mortgage Bonds”) and 11,000 preferred shares of a partner of the co-issuer of the Mortgage Bonds. The Mortgage Bonds were co-issued by Eldorado Casino Shreveport Joint Venture (the “Louisiana Partnership”) and Shreveport Capital Corporation, a wholly-owned subsidiary of the Louisiana Partnership (the “New Shreveport Notes”). The original principal amount of the Mortgage Bonds was $38,045,363. The 11,000 preferred shares were issued by Shreveport Gaming Holdings, Inc. (“SGH”), then a partner of the Louisiana Partnership, that is not affiliated with Resorts or the Company. In May 2007, NGOF had contributed the Eldorado-Shreveport Investments to the Company at the estimated fair value of such investments as of that date. Effective April 1, 2009, Resorts became a wholly-owned subsidiary of Eldorado and the Resorts Interest was exchanged for the Eldorado Interest when all of the members of Resorts, including AcquisitionCo, exchanged their interests in Resorts for identical interests in Eldorado.
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
Put and Call Rights
At the time of closing under the Purchase Agreement, AcquisitionCo and the members of Resorts entered into an amendment and restatement of Resorts’ operating agreement (the “Resorts Operating Agreement”) and, when the equity interests in Resorts were exchanged for equivalent equity interests in Eldorado, the members of Eldorado entered into an operating agreement with substantially the same provisions included in the Resorts Operating Agreement (the “Eldorado Operating Agreement”). Under the terms of the Eldorado Operating Agreement, at any time after the occurrence of a “Material Event” (as defined) or at any time after June 14, 2015 (the “Trigger Date”) AcquisitionCo or its permitted assignee(s) (the “Interest Holder”) will have the right to sell (“Put”) 14.47% of its 17.0359% Eldorado Interest but not less, and Eldorado will have the right to purchase (“Call”) all but not less than all of the entire 17.0359% Eldorado Interest at a price equal to the estimated fair market value of such interest, without discounts for minority ownership and lack of marketability, as determined by mutual agreement of the Interest Holder and Eldorado. In the event that after 30 days the Interest Holder and Eldorado have not mutually agreed on a purchase price, the purchase price will be determined by the average of two appraisals by nationally recognized appraisers of private companies, provided the two appraisals are within a 5% range of value based upon the lowest of the two appraisals. If the two appraisals are not within the 5% range, the purchase price will be determined by the average of a third mutually acceptable, independent, nationally recognized appraiser of private companies and the next nearest of the first two appraisals unless the third appraisal is at the mid-point of the first two appraisals, in which event the third appraisal will be used to established the fair market value. So long as a Material Event that entitles the Interest Holder to exercise its Put right has not occurred, AcquisitionCo will have the right to unilaterally extend the Trigger Date for up to two one-year extension periods. Upon exercise of either the Call or the Put, the Eldorado Operating Agreement provides that the transaction close within one year of the exercise of the right unless delayed for necessary approvals from applicable gaming authorities.

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
On June 1, 2011, Resorts and Eldorado Capital Corp., a Nevada Corporation that is a wholly-owned subsidiary of Resorts, completed the issuance of $180 million of 8.625% Senior Secured Notes due June 15, 2019 (the “Resorts Senior Notes”). Also, on June 1, 2011, Resorts entered into a new $30 million senior secured revolving credit facility available until May 30, 2014 (the “Resorts New Credit Facility”), which consists of a $15 million term loan requiring principal payments of $1.25 million each quarter beginning September 30, 2011, and a $15 million revolving credit facility. Resorts does not intend to renew the Resorts New Credit Facility when it matures on May 30, 2014. Proceeds from the issuance of the Resorts Senior Notes, together with borrowings under the Resorts New Credit Facility, were used to redeem or otherwise retire approximately $ 230 million of previously outstanding debt owed by Resorts and its subsidiaries, of which approximately $31 million was held by Resorts. The remaining previously outstanding debt was called and redeemed on August 1, 2011 utilizing $9.7 million of restricted cash which was set aside on June 1, 2011 for the purpose of redeeming the notes that were called. Interest on the Resorts Senior Notes is payable semiannually each June 15 and December 15 (commencing on December 15, 2011) to holders of record on the preceding June 1 or December 1, respectively. Interest on the credit facility is payable on the last day of the loan in the case of a Eurodollar Rate loan, provided, however, that if the period exceeds three months the interest will be payable on the respective dates that fall every three months after the beginning of the loan period. For each Base Rate loan, interest is payable as of the end of the respective quarter. The interest period cannot exceed the maturity date of the credit facility for either a Eurodollar Rate loan or Base Rate loan.
The indenture relating to the Resorts Senior Notes contains various restrictive covenants including covenants relating to restricted payments and investments, additional liens, transactions with affiliates, covenants imposing limitations on additional debt, dispositions of property, mergers and similar transactions. As of December 31, 2013, Resorts was in compliance with all of the covenants under the indenture relating to the Resorts Senior Notes. So long as these covenants are in effect, they may limit or restrict entirely the ability of Eldorado to fund the purchase by Eldorado of the 14.47% interest in the event the Interest Holder exercises its Put right under the Eldorado Operating Agreement as well as the purchase of the 17.0359% interest in the event Eldorado exercises its Call right under the Eldorado Operating Agreement. Accordingly, there can be no assurance that the covenants then in effect will not preclude Eldorado from being able to conclude a Put or Call transaction, and, if so, that any waivers that may then be required to consummate the transaction can be obtained or that Resorts will be able to eliminate the covenant restrictions by the repayment of any indebtedness then owed to the creditors whom the covenants are intended to benefit or otherwise.
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
Mesquite Acquisition
Mesquite is engaged in the hotel casino industry in Mesquite, Nevada through its wholly-owned subsidiaries, C & HRV, LLC (doing business as Virgin River Hotel/Casino/Bingo) and VRCC, LLC and its wholly-owned subsidiaries, 5.47 RBI, LLC and RBG, LLC (doing business as CasaBlanca Resort/Golf/Spa) and its wholly-owned subsidiary CasaBlanca Resorts, LLC (doing business as the Oasis Resort and Casino prior to its demolition which was substantially completed by August 31, 2013) and its wholly-owned subsidiaries Oasis Interval Ownership, LLC, Oasis Interval Management, LLC and Oasis Recreational Properties, Inc.
On August 1, 2011, the Company acquired its 40% Mesquite Interest in exchange for $8,222,222 in cash that was contributed to the Company by the Newport Funds in July 2011. The Mesquite Acquisition was completed upon the transfer to Mesquite of all of the assets of Black Gaming, LLC (“Black Gaming”), including Black Gaming’s direct and indirect ownership interests in its subsidiaries. The transfer of the Black Gaming assets to Mesquite and the acquisition by AcquisitionCo of the Mesquite Interest were pursuant to a joint plan of reorganization filed by Black Gaming and its subsidiaries with the United States Bankruptcy Court for the District of Nevada on March 1, 2010, and approved by the Court on June 28, 2010.
On August 1, 2011, Mesquite completed the issuance of $62.5 million of Senior Secured Notes under Mesquite’s New Loan Facility that provided for interest at an annual rate of LIBOR (1.5% floor and 4.5% ceiling) plus 700 basis points and were due and payable August 1, 2016 (the “Mesquite Senior Notes”), and entered into a new $10 million senior secured credit facility. Interest and principal on the Mesquite Senior Notes and interest on the Mesquite Credit Facility were payable quarterly.
On August 22, 2013, Mesquite completed its refinancing of the indebtedness then outstanding under the Mesquite Senior Notes and the Mesquite Credit Facility utilizing the following: (a) $20 million of First Lien Notes held by Nevada State Bank, due and payable August 21, 2019, that provide for interest at a 30 day LIBOR rate effective on the first day of each month plus an applicable margin which is determined by reference to Mesquite's senior leverage ratio (5.25% for a ratio greater than 2:1 and 4.75% for a ratio less than or equal to 2:1), (b) a three-year term, $6 million First Lien Revolver with Nevada State Bank, which is subject to the same interest terms as the First Lien Notes plus 0.25% quarterly on the unused principal portion of the First Lien Revolver, and (c) $35 million of Second Lien Notes held by Wilmington Trust, due and payable February 21, 2020, that provide for no principal amortization and payment of interest on the unpaid principal amount at the rate of 7% per annum over the period from August 22, 2013 to August 22, 2014, and at the rate of 8% per annum thereafter.

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
Resorts also owns an approximate 21% interest in Tamarack Crossing, LLC, a Nevada limited liability company that owns and operates Tamarack Junction, a small casino in south Reno which commenced operations September 4, 2001. Tamarack Junction is situated on approximately 62,000 square feet of land with 13,230 square feet of gaming space and 460 slot machines as of December 31, 2013.
Management of Eldorado
Eldorado’s board of managers (the “Eldorado Board”) is currently composed of individuals designated by Eldorado's three managers, including Timothy T. Janszen designated by AcquisitionCo, Donald L. Carano, Gary L. Carano and Thomas R. Reeg designated by Recreational Enterprises, Inc. (“REI”), and Raymond J. Poncia, Jr. designated by Hotel-Casino Management, Inc. (“HCM”). AcquisitionCo, REI and HCM may change their respective representatives on the Eldorado Board from time to time by notice to Eldorado so long as they remain managers of Eldorado. Generally, any member of the Eldorado board may be removed from office with cause upon a vote of more than 50% of Eldorado’s membership interests.
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
Proposed Eldorado Transaction
On September 9, 2013, Eldorado and MTR Gaming Group, Inc. (“MTR”), a publicly traded company, announced that they had entered into a definitive agreement (the “Merger Agreement”), which provides for the combination of MTR and Eldorado in a stock merger with a cash election option offered to MTR’s current stockholders. On November 18, 2013, Eldorado and MTR entered into Amendment No. 1 to the Merger Agreement, which increased the cash election option per share amount from $5.15 to $6.05 and increased the aggregate amount available for the purchase of shares pursuant to the cash option from $30 million to $35 million, with the $5 million increase to be funded by Eldorado utilizing its cash on hand. MTR’s remaining common shares will be exchanged for shares in the combined new company, which is to be publicly traded under the name Eldorado Resorts, Inc. (“NewCo”).
On February 13, 2014, Eldorado and MTR entered into Amendment No. 2 to the Merger Agreement, which allows for the minority investors who own 3.8142% of ELLC (the "Minority Investors") to enter into agreements with Eldorado and MTR to transfer all of their interests in ELLC to Eldorado following closing of the merger for a portion (the "Retained Consideration") of the aggregate number of shares of NewCo to be delivered, as merger consideration, at closing to all members of Eldorado (collectively, the "Retained Interest Agreements"). Prior to its second amendment, the Merger Agreement required Minority Investors to transfer their respective interests in ELLC to a wholly-owned subsidiary of Eldorado on or prior to the closing date. Pursuant to the Retained Interest Agreements, the Minority Investors will grant a wholly-owned subsidiary of Eldorado a right, exercisable for three months commencing on the first business day after the first anniversary of the closing date of the mergers, to acquire all of their interests in ELLC in exchange for payment of the Retained Consideration.  This wholly-owned subsidiary of Eldorado will grant a right, pursuant to the Retained Interest Agreements, to the Minority Investors, exercisable for three months commencing on the first business day after the second anniversary of the closing date of the mergers, to put to it all of the Minority Investors’ interests in ELLC in exchange for payment of the Retained Consideration.  The Retained Consideration shall mean the number of shares of NewCo common stock equal to the estimated value of ELLC’s interest in Silver Legacy (as calculated in accordance with the provisions of the Merger Agreement), multiplied by the portion of the outstanding interests in ELLC (expressed as a percentage) represented by the interests in ELLC held by the Minority Investors.  The number of shares of NewCo common stock issuable at closing to all members of Eldorado shall be reduced by the number of shares of NewCo common stock equal to the Retained Consideration.
On May 13, 2014, Eldorado and MTR entered into Amendment No. 3 to the Merger Agreement, which expands the circumstances under which either Eldorado or MTR may unilaterally extend the termination date from June 9, 2014 for 180 days to include a scenario in which MTR will not have obtained the requisite stockholder approval of the Merger Agreement by June 9, 2014. The parties entered into the amendment in order to allow for additional time for the registration statement on Form S-4 initially filed by NewCo on November 4, 2013 to be declared effective by the Securities and Exchange Commission and for MTR to obtain the requisite stockholder approval following such effectiveness.
Under the terms of the Merger Agreement, as amended, the transaction value of Eldorado will be determined by Eldorado’s adjusted EBITDA for the twelve-month period specified in the Merger Agreement multiplied by 6.81, less net debt and other adjustments. Based on Eldorado’s adjusted EBITDA for the twelve-month period ending on the most recent month end preceding the closing date by at least twenty days (including its interest in Silver Legacy), Eldorado’s owners, including the Company, would receive in exchange for their current interests in Eldorado, an aggregate of approximately 35.6 million shares, or approximately 55% of the total shares, in NewCo valued at $6.05 per share. These valuation metrics and the Company’s percentage ownership interest in Eldorado would yield a value to the Company that exceeds the Company’s current carrying value of its investment in Eldorado. Based upon this calculation, the Company would at closing acquire ownership of between 9% and 10% of NewCo, depending on the number of shares purchased pursuant to the cash option. The closing of the proposed transaction is subject to a number of conditions. The foregoing discussion is qualified in its entirety by reference to the Merger Agreement and to Amendments No. 1, No. 2 and No. 3 to the Merger Agreement, copies of which are included as exhibits to this report.
Upon closing of the aforementioned Merger Agreement, which is not assured, the Company may distribute the shares of NewCo common stock received at closing to NGOF. Should that occur, the Company's operations will, subsequent to such date, reflect only the Company's ownership of Mesquite and will no longer reflect the Company's current ownership of the Eldorado Interest. The Company is unable to determine at this time the impact on the Company if the transactions contemplated by the Merger Agreement are consummated and the Company ultimately does not distribute the shares of NewCo to NGOF.
Entry into a Material Definitive Agreement
As discussed under "Proposed Eldorado Transaction" above, on September 9, 2013, Eldorado, MTR Gaming Group, Inc., and Thomas Reeg, Robert Jones, and Gary Carano, as the representative of the members of Eldorado, entered into a Merger Agreement that if consummated would result in shares of NewCo being listed on The Nasdaq Stock Market (the "Nasdaq"). Consummation of the Mergers is subject to numerous conditions including, among others, MTR receiving a superior proposal. In addition, Eldorado has been advised by MTR that it has received proposals that may lead to a superior proposal that would entitle it to terminate the Merger Agreement by paying Eldorado a $5.0 million termination fee plus reimbursement for out-of-pocket costs not to exceed $500,000. Under certain circumstances of non-performance by MTR, Eldorado Holdco may terminate the Merger Agreement and receive a $6.0 million termination fee plus reimbursement of out-of-pocket costs not to exceed $1.0 million.

Accordingly, there can be no assurances that the transactions contemplated by the Merger Agreement will be consummated on the terms described herein or at all.
The Merger Agreement, as amended, provides that, upon completion of the Mergers, MTR stockholders will have the right to receive, at their election (but subject to customary procedures applicable to over subscription for cash consideration), either (i) one share of NewCo common stock, or (ii) $6.05 in cash in exchange for each share of MTR common stock they own immediately prior to completion of the Mergers (the "MTR Exchange Ratio"); provided that the total amount of cash consideration is limited to $35.0 million, and if the cash election is oversubscribed, the cash consideration will be payable to the MTR stockholders making the cash election only with respect to a portion of their shares selected by an equitable, pro rata procedure determined by NewCo. The members of Eldorado will collectively receive, in the aggregate, an amount of merger consideration (the "Eldorado Valuation") equal to the product of (a) Eldorado’s adjusted EBITDA for the twelve months ending on the most recent month end preceding the closing date by at least twenty days (the Report Date) and (b) 6.81, with such amount being adjusted for Eldorado’s excess cash, outstanding debt, and working capital based upon an agreed upon working capital target for Eldorado, an amount equal to certain transaction expenses of MTR which is capped at $7.0 million, the value of Eldorado’s interest in the Silver Legacy Joint Venture, and the amount of restricted cash on Eldorado’s balance sheet (if any) relating to the credit support required in connection with the Silver Legacy Joint Venture’s credit facility. The value of Eldorado’s interest in the Silver Legacy Joint Venture is equal to the product of (x) ELLC’s proportionate ownership interest in the Silver Legacy Joint Venture, which is currently 50%, and (y) the product of (A) the Silver Legacy Joint Venture’s adjusted EBITDA for the twelve months ending on the Report Date and (B) 6.81, with such amount being adjusted for the Silver Legacy Joint Venture’s excess cash, outstanding debt, and working capital based upon an agreed upon working capital target for the Silver Legacy Joint Venture (each such adjustment in proportion to Eldorado’s ownership interest), the amount of the subordinated notes made by Eldorado to the Silver Legacy Joint Venture, and Eldorado’s portion of the difference between the capital accounts of the members of the Silver Legacy Joint Venture. As a result, the members of Eldorado will receive, in the aggregate, the number of shares of NewCo common stock equal to the quotient obtained by dividing the merger consideration as calculated in the two preceding sentences by an implied price per share of $6.05 for NewCo common stock (the "Eldorado Merger Shares"). The number of Eldorado Merger Shares issued to Eldorado members is subject to a post-closing adjustment based on a final calculation of the components of the Eldorado Valuation as of the closing date. The MTR Exchange Ratio and the number of Eldorado Merger Shares are subject to customary anti-dilution adjustments in the event of stock splits, stock dividends and similar transactions involving MTR common stock. For federal income tax purposes, MTR common stockholders and Eldorado members are not expected to realize gain or loss with respect to the exchange of MTR common stock or Eldorado membership interests for ERI common stock, but gain or loss might be realized with respect to any merger consideration receive in the form of cash.
In accordance with the Merger Agreement, Eldorado (through its subsidiaries) will be permitted to participate in any buy-sell procedure initiated with respect to the Silver Legacy Joint Venture in accordance with the Silver Legacy Joint Venture’s operating agreement. Additionally, Eldorado shall, at its own expense, dispose of, or sell or assign to a third party, all of its interests in Tamarack.
NewCo filed a proxy statement and prospectus on Form S-4 (the "Registration Statement") with the Securities and Exchange Commission (the "SEC") to solicit proxies from MTR stockholders in connection with the MTR stockholder vote necessary to approve the MTR Merger and to register the shares of NewCo common stock to be issued in connection with the Mergers. Within forty days after the Registration Statement is declared effective by the SEC, the Merger Agreement provides that MTR shall take all action necessary to call and hold a meeting of its stockholders to approve the Merger Agreement. Eldorado members have unanimously approved the Merger Agreement.
At the request of Eldorado, MTR commenced an initial consent solicitation with respect to obtaining certain amendments and waivers of the indenture underlying MTR’s 11.5% Senior Secured Second Lien Notes due August 1, 2019 on terms and conditions agreed upon between Eldorado and MTR. Additionally, Eldorado agreed that each of the members of Eldorado and certain officer and senior managers of Eldorado will enter into non-competition agreements with NewCo that will become effective as of the closing of the Mergers.
The Merger, if consummated, will be accounted for as a reverse acquisition of MTR by Eldorado under accounting principles generally accepted in the United States. As a result, Eldorado will be considered the acquirer of MTR for accounting purposes. Additional information regarding MTR, Eldorado, NewCo, and the merger plans are included in the Registration Statement.

Silver Legacy Joint Venture
Background. The Silver Legacy Resort Casino was developed by the Silver Legacy Joint Venture, an unconsolidated investee of Resorts, which was formed pursuant to the Agreement of Joint Venture of Circus and Eldorado Joint Venture dated as of March 1, 1994 (as amended to date, the “Original Joint Venture Agreement”), between ELLC and Galleon, Inc. (“Galleon”). Under the terms of the Original Joint Venture Agreement, ELLC, which is approximately 96% owned by Resorts, and Galleon (each a “Partner” and, together, the “Partners”) each acquired a 50% interest in the Silver Legacy Joint Venture (each Partner’s “Percentage Interest”).
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
As a result of the identification of triggering events by Eldorado's management, Eldorado recognized non-cash impairment charges of $33.1 million in 2011 for its investment in the Silver Legacy Joint Venture. Such impairment charges eliminated Eldorado’s remaining investment in the Silver Legacy Joint Venture. Non-controlling interests in the Silver Legacy Joint Venture were allocated $4.8 million of the non-cash impairments, eliminating the remaining non-controlling interest. Assumptions used in such analyses were impacted by the default in the payment of principal and interest on the Silver Legacy Joint Venture’s debt obligations on March 1, 2012, the current cash flow forecasts and market conditions for the Silver Legacy Joint Venture. As a result of the elimination of Eldorado's remaining investment in the Silver Legacy Joint Venture, Eldorado discontinued the equity method of accounting for its investment in the Silver Legacy Joint Venture until the fourth quarter of 2012 when additional investments in the Silver Legacy Joint Venture were made by Eldorado. At such time, Eldorado recognized its share of the Silver Legacy Joint Venture's net losses not recognized during the period the equity method of accounting was suspended and resumed the equity method of accounting for its investment.
Eldorado's equity in income (losses) related to the Silver Legacy for the years ended December 31, 2013, 2012 and 2011 amounted to $2.3 million, ($9.7) million, and ($4.6) million, respectively. In addition, Eldorado recognized $12.0 million of gain from early extinguishment of debt of unconsolidated affiliate in connection with its investment in the Silver Legacy Joint Venture.
As a further consequence of the reorganization of the Silver Legacy Joint Venture through the bankruptcy process, on July 1, 2013, the Silver Legacy Joint Venture was converted into a Nevada limited liability company, Circus and Eldorado Joint Venture, LLC. Ownership interests held by ELLC and Galleon in the new entity are equal to the ownership interests held by each former partner in the joint venture, and the operating agreement of the limited liability company (the "Joint Venture Agreement") includes all of the material provisions of the Original Joint Venture Agreement with regard to management and operation of the Silver Legacy.

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
Limitation on Partners’ Actions. The Joint Venture Agreement includes each Partner’s covenant and agreement not to (i) take any action to require partition or to compel any sale with respect to its Silver Legacy Joint Venture interest, (ii) take any action to file a certificate of dissolution or its equivalent with respect to itself, (iii) take any action that would cause a bankruptcy of such Partner, (iv) withdraw or attempt to withdraw from the Silver Legacy Joint Venture, (v) exercise any power under the Nevada Uniform Partnership Act to dissolve the Silver Legacy Joint Venture, (vi) transfer all or any portion of its interest in the Silver Legacy Joint Venture (other than as permitted thereunder), (vii) petition for judicial dissolution of the Silver Legacy Joint Venture, or (viii) demand a return of such Partner’s contributions or profits (or a bond or other security for the return of such contributions or profits) without the unanimous consent of the Partners. The Joint Venture Agreement also provides that if a Partner attempts to (A) cause a partition or (B) withdraw from the Silver Legacy Joint Venture or dissolve the Silver Legacy Joint Venture, or otherwise take any action in breach of its aforementioned agreements, the Silver Legacy Joint Venture shall continue and (1) the breaching Partner shall immediately cease to have the authority to act as a Partner, (2) the other Partner shall have the right (but shall not be obligated unless it was so obligated prior to such breach) to manage the affairs of the Silver Legacy Joint Venture, (3) the breaching Partner shall be liable in damages, without requirement of a prior accounting, to the Silver Legacy Joint Venture for all costs and liabilities that the Silver Legacy Joint Venture or any Partner may incur as a result of such breach, (4) distributions to the breaching Partner shall be reduced to 75% of the distributions otherwise payable to the breaching Partner and (5) the breaching Partner shall continue to be liable to the Silver Legacy Joint Venture for any obligations of the Silver Legacy Joint Venture pursuant to the Joint Venture Agreement, and to be jointly and severally liable with the other Partner(s) for any debts and liabilities (whether actual or contingent, known or unknown) of the Silver Legacy Joint Venture existing at the time the breaching Partner withdraws or dissolves.
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
Preferred Casino Customers. Eldorado’s management targets valued gaming customers through an aggressive development program. This program utilizes independent sales representatives to engage in one-on-one sales activities and marketing personnel trained to identify and target these individuals while they patronize Eldorado's casino facilities. Eldorado also uses television advertisements featuring the elegant image and exciting atmosphere at its properties to target preferred gaming customers. In addition, through specialized entertainment programs and special events, including boxing matches, and by highlighting Eldorado’s quality hotel rooms and suites, excellent restaurant venues, entertainment facilities, amenities and unique attractions, Eldorado’s management seeks to capture a significant portion of the valued gaming business of the Reno and Shreveport/Bossier City markets. Eldorado’s marketing efforts for gaming customers include the provision of complimentary rooms, food and beverages, air transportation and the extension of credit to qualified persons. Eldorado’s rewards programs offer customers exciting special events and tournaments and convenient ways of earning complimentaries.

Convention Groups. Eldorado targets conventioneers and attendees of events in its core markets, depending on Eldorado’s view of their relative propensity for gaming and, in Reno, the timing of the specific events or conventions relative to the historic seasonality of Eldorado's gaming business. In so doing, Eldorado seeks to increase its mid-week occupancies and mitigate the effects of seasonality on their operations. For example, management targets competitors at the National Bowling Stadium in Reno and their guests. Other special events groups are also targeted through invitations to concerts, shows, theme parties, boxing matches and other events.
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
Eldorado-Reno offers:

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
Eldorado’s management believes that Eldorado-Reno’s mix of slot machines and table games, including blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, mini-baccarat, a keno lounge, a races and sport book and a poker room, makes it attractive to both middle-income and premium-play customers. Slot machines, which are offered in denominations from 1 cent to $100, generated approximately 72% of Eldorado-Reno’s total gaming revenues in 2013. A diverse selection of table games and a variety of table limits encourage play from a wide range of gaming customers, which management believes makes Eldorado-Reno one of the premier table games casinos in the Reno market.

The interior of the hotel is designed to create a European ambiance where hotel guests enjoy panoramic views of Reno’s skyline and the majestic Sierra Nevada mountain range. Eldorado’s management believes that attention to detail, decor and architecture have created an identifiable and innovative presence in the Reno market for Eldorado-Reno. In 2013 and 2012, Eldorado-Reno achieved average hotel occupancy of 82.9% and 80.6%, respectively. In 2013, Eldorado-Reno achieved an Average Daily Rate (“ADR”) of $65.34 compared with $62.81 in 2012.
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

•	Millies24, which offers a 24 hour-a-day "coffee shop" restaurant and bakery featuring breakfast, lunch and dinner along with gourmet coffees and specialty cocktails;

•	Pho Mein, which has a seating capacity of approximately 120, is an authentic Asian noodle kitchen featuring an array of Chinese and Vietnamese favorites available for dine in or take out; and

•	Eldorado Coffee Company features the Eldorado-Reno’s freshly roasted on-site blends, offering gourmet coffee and teas.
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
Silver Legacy is situated on two city blocks, encompassing 240,000 square feet in downtown Reno. The hotel currently offers 1,711 guest rooms, including 141 player spa suites, eight penthouse suites and seven hospitality suites. Many of the Silver Legacy’s guest rooms feature views of Reno’s skyline and the Sierra Nevada mountain range. The Silver Legacy’s 10- story parking facility can accommodate approximately 1,760 vehicles. At December 31, 2013, the Silver Legacy’s casino featured approximately 89,200 square feet of gaming space with 1,400 slot machines and 63 table games, including blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, Baccarat and Pai Gow, a keno lounge and a race and sports book. “Club Legacy,” the Silver Legacy’s slot club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries and slot free play.
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

•	Café Central, with a seating capacity of approximately 170, offers a newly designed menu that includes American classics and Chinese cuisine 24-hours a day;

•	Fresh Express Food Court, with a seating capacity of approximately 110, offering a range of options including a deli and grill, authentic Asian cuisine and American classics;

•	Sips Coffee House, situated in the hotel lobby, offers gourmet coffee and teas;

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
Tamarack Junction
Tamarack Crossings, LLC, an unconsolidated investee of Resorts which owns a 21.25% interest therein, owns Tamarack Junction, a small casino in south Reno. Tamarack Junction is situated on approximately 62,000 square feet with approximately 13,230 square feet of gaming space. At December 31, 2012, Tamarack Junction had approximately 465 slot machines, a keno game, a sports book and three themed restaurants. Four members of Tamarack Crossings, LLC, including Resorts and three unaffiliated third parties, manage the business and affairs of the Tamarack Junction. At December 31, 2013 and 2012, Resorts’ financial investment in Tamarack Crossings, LLC was approximately $5.3 million and $5.1 million, respectively. Resorts’ capital contribution to Tamarack Crossings, LLC represents its proportionate share of the total capital contributions of the members. Additional capital contributions of the members, including Resorts, may be required for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings.
Reno Market
Reno is the second largest metropolitan area in Nevada, with a population of 430,000 according to the most recently available census data, and is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 135 miles east of Sacramento, California and 225 miles east of San Francisco, California. Reno is a destination resort market that primarily attracts “drive-in” visitors by offering gaming as well as numerous other summer and winter recreational activities. In addition to gaming, the Reno area features national forests, mountains and lakes (including Lake Tahoe) and offers year-round opportunities for outdoor activities of all types. The Reno area enjoys relatively mild weather, with abundant sunshine throughout the year and low humidity. Reno’s annual snowfall is modest, although heavier snowfall in the mountain passes around Reno can obstruct traffic to Reno. Management believes that approximately two-thirds of visitors to the Reno market arrive by some form of ground transportation.
Popular special events include the National Championship Air Races, the Reno-Tahoe Open PGA tour event, Street Vibrations, a motorcycle event, and Hot August Nights, a vintage car event.
According to the Reno-Sparks Convention & Visitors Authority (the “Visitors Authority”), the greater Reno area attracted approximately 4.7 million and 4.5 million visitors during the years 2013 and 2012, respectively. The following table sets forth certain statistical information for the Reno market for the years 2009 through 2013 as reported by the Reno-Sparks Convention & Visitors Authority and the Nevada State Gaming Control Board.

	The Reno Market
	2013	2012	2011	2010	2009
Gaming Revenues (000’s)(1)	$670,070	$644,835	$663,282	$683,940	$715,234
Gaming Positions(2)(3)	18,151	17,857	18,140	18,091	19,009
Hotel Rooms(2)	15,189	15,580	15,600	15,398	16,134
Average Hotel Occupancy Rate(1)	67.1%	64.0%	65.5%	66.1%	64.7%
Visitors(1)	4,664,514	4,536,415	4,345,141	4,406,276	4,354,423

(1)	For the twelve months ended December 31 for each period shown.

(2)	As of December 31 for each period shown.

(3)	Calculated from information provided by the Nevada State Gaming Control Board.
The National Bowling Stadium, located approximately one block from Eldorado-Reno and Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno every year through 2018 except for 2017. It has also been selected to host 10 USBC tournaments from 2019 through 2030. During this period, two USBC Tournaments may be held in the same year. Through a one-time agreement, the National Bowling Stadium also hosted the USBC Open Tournament in Reno in 2011 and will host such tournament in 2014; usually off-years for Reno. Historically, these multi-month bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited business in the downtown area, including Eldorado-Reno. In 2011, the USBC Open Tournament returned to the Reno market beginning in late February and continued through the end of June 2011. This tournament brought approximately 62,300 bowlers to the Reno area during the 2011 tournament period. The USBC Women’s Tournament took place in Reno beginning in mid-April through early July 2012 and attracted approximately 29,700 women bowlers. The USBC Tournaments brought approximately 73,000 bowlers to the Reno area during the 2013 tournament period which began on March 1st and continued through July 7th. Both tournaments will return to Reno in 2014. According to the Visitors Authority, bowling tournaments held at the National Bowling Stadium attract visitors from markets that do not normally contribute substantially to Reno’s visitor profile. The National Bowling Stadium also features a large-screen movie theater, retail space and can be configured to host special events and conventions.
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
Eldorado-Shreveport offers award-winning cuisine ranging from fine dining to a sports-themed casual diner. Eldorado-Shreveport’s four dining venues include the following:

•	The Vintage, which has a seating capacity of approximately 140, is a gourmet steakhouse offering 100% USDA prime beef and fresh seafood along with an extensive wine list;

•	The Cinema Café, which has a seating capacity of approximately 40, is a self-service deli featuring pre-made sandwiches, fresh pastries, salads, desserts and ice cream;

•	The Buffet, which has a seating capacity of approximately 300, serves a variety of regional to ethnic dishes, including Mexican, steak and seafood buffet, fresh salads and desserts; and

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
Shreveport/Bossier City Market
Eldorado-Shreveport was built next to an existing riverboat gaming and hotel facility formerly operated by Harrah’s Entertainment and now operated by Boyd Gaming Corporation. The two casinos form the first and only “cluster” in the Shreveport/Bossier City market, allowing patrons to park once and easily walk between the two facilities. There are currently six casinos and a racino operating in the Shreveport/Bossier City market, which is the largest gaming market in Louisiana. The Shreveport/Bossier City gaming market permits continuous dockside gaming without cruising requirements or simulated cruising schedules, allowing casinos to operate 24 hours a day with uninterrupted access. Based on information published by the state of Louisiana, the six casino operators and racino in the Shreveport/Bossier City market generated approximately $727.3 million in gaming revenues in 2013, a decrease of approximately 2.0% from 2012.
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
The following table sets forth certain statistical information for the Shreveport/Bossier City market for the years 2009 through 2013 as reported by the Louisiana Gaming Control Board.

	The Shreveport/Bossier City Market
	2013	2012	2011	2010	2009
Gaming Revenues (000’s)(1)	$727,293	$713,298	$732,738	$761,565	$779,653
Gaming Positions (2)(3)	10,176	8,550	8,666	8,915	9,000
Admissions (000’s) (1)	10,503	10,025	10,840	11,559	12,002

(1)	For the twelve months ended December 31 for each period shown.

(2)	As of December 31 for each period shown.

(3)	Calculated from information provided by the Louisiana Gaming Control Board.
Operations
The primary source of Eldorado’s revenues is its properties’ casinos, although their hotels, restaurants, bars, shops and other services are an important adjunct to the casinos. The following table sets forth the respective contributions to Eldorado’s net revenues on a dollar (in thousands) and percentage basis of the major activities, excluding that of its unconsolidated investees, the Silver Legacy Joint Venture and Tamarack Crossings LLC, for each of the years 2013 and 2012:

	2013		2012
Revenues:
Casino(2)	$192,379	77.8%	$200,292	78.6%
Food, Beverage and Entertainment(3)	64,164	26.0%	62,947	24.7%
Hotel(3)	26,934	10.9%	26,203	10.3%
Other(3)	6,776	2.7%	6,828	2.7%
Gross revenues	290,253	117.4%	296,270	116.3%
Less:
Complimentary allowances(2)	(43,067)	(17.4)%	(41,530)	(16.3)%
Net revenues	$247,186	100.0%	$254,740	100.0%

(1)	Casino revenues are the net difference between the sums received as winnings and the sums paid as losses.

(2)
Hotel, food, beverage, entertainment and other include the retail value of services which are provided to casino customers and others on a complimentary basis. Such amounts are then deducted as complimentary allowances to arrive at net revenue.

The net revenues of Eldorado’s unconsolidated investees, the Silver Legacy Joint Venture and Tamarack Crossings LLC, approximate $125.8 and $21.5 million, respectively, for 2013 and $114.8 and $17.8 million, respectively, for 2012. Eldorado accounts for its investments in unconsolidated investees using the equity method of accounting; however, as a result of the elimination during 2011 of Eldorado’s remaining investment in the Silver Legacy Joint Venture (see discussion on p. 13, under Silver Legacy Joint Venture), Eldorado discontinued the equity method for its investment in the Silver Legacy Joint Venture until the fourth quarter of 2012 when additional investments in the Silver Legacy Joint Venture were made by Eldorado. At such time, Eldorado recognized its share of the Silver Legacy Joint Venture's net losses not recognized during the period the equity method of accounting was suspended and resumed the equity method of accounting for its investment. Included in Eldorado’s operating income for the years ended December 31, 2013 and 2012, is equity in the net income (losses) of the Silver Legacy Joint Venture (approximately $2.3 million and ($9.7) million for 2013 and 2012, respectively) and equity in the net income of Tamarack Crossings, LLC (approximately $1.1 and $0.7 million for 2013 and 2012, respectively).
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
The following table shows Eldorado-Reno’s percentage of gross revenues by quarter for 2013 and 2012:

	2013	2012
First quarter	21.9%	22.2%
Second quarter	27.2%	26.7%
Third quarter	27.9%	27.7%
Fourth quarter	23.0%	23.4%
Total	100.0%	100.0%
Hotel/casino operations in the Shreveport/Bossier City market are subject to slight seasonal variations, with the strongest operating results generally occurring in the first quarter of each year and the weakest results generally occurring during the fourth quarter.

The following table shows Eldorado-Shreveport’s percentage of gross revenues by quarter for 2012 and 2011:

	2013	2012
First quarter	27.3%	26.6%
Second quarter	26.0%	24.8%
Third quarter	24.3%	24.7%
Fourth quarter	22.4%	23.9%
Total	100.0%	100.0%
Employees
As of December 31, 2013, there were approximately 1,500 employees at Eldorado-Reno and approximately 1,200 employees at Eldorado-Shreveport. At that date there were approximately 1,800 employees at Silver Legacy. A substantial majority of the employees at each property are non-management personnel. The number of people employed at any time at either of the Reno properties is subject to seasonal fluctuation. None of the employees at Eldorado-Reno, Eldorado-Shreveport or Silver Legacy are covered by a collective bargaining agreement. Eldorado believes that employee relations at Eldorado-Reno, Eldorado-Shreveport and Silver Legacy are excellent.
Competition
The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American reservations and other forms of legalized gaming. There is intense competition among companies in the gaming industry, many of which have significantly greater resources than Eldorado. Certain states have legalized casino gaming and other states may legalize gaming in the future. Legalized casino gaming in these states and on Native American reservations near Eldorado’s markets or changes to gaming laws in states surrounding Nevada and Louisiana could increase competition and could adversely affect Eldorado’s operations. Eldorado also competes to a lesser extent with gaming facilities in other jurisdictions with dockside gaming facilities, state-sponsored lotteries, on-and-off track pari-mutual wagering, internet gaming, card clubs, riverboat casinos and other forms of legalized gambling. In addition, various forms of internet gaming have been approved in Nevada and New Jersey and legislation permitting internet gaming has been proposed by the federal government and other states. The expansion of internet gaming in Nevada and other jurisdictions could result in significant additional competition.
Eldorado-Reno and Silver Legacy compete for customers primarily on the basis of location, range and pricing of amenities and overall atmosphere. Of the 32 casinos currently operating in the Reno market, Eldorado-Reno and Silver Legacy compete principally with the six other hotel-casinos that, like Eldorado-Reno and Silver Legacy, each generate at least $36 million in annual gaming revenues. There can be no assurance that any growth in Reno’s current room base or gaming capacity will not adversely affect Eldorado’s financial condition or results of operations.
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
Since visitors from California comprise a significant portion of Eldorado-Reno's and Silver Legacy's customer base, both also compete with Native American gaming operations in California. In total, the State of California has signed and ratified compacts with 69 Native American tribes, and there are currently 60 Native American casinos operating in California, including casinos located in Northern California, which Eldorado's management considers to be a significant target market. These Native American tribes are allowed to operate slot machines, lottery games, and banking and percentage games on Native American lands. Although many existing Native American gaming facilities in Northern California are modest compared to Eldorado-Reno and Silver Legacy, a number of Native American tribes have established large-scale gaming facilities in California and some Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing, large-scale hotel and gaming facilities in Northern California. A new 320,000 square foot gaming facility located in Sonoma County, California opened on November 5, 2013.
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
As Northern California's Native American gaming operations have expanded, Eldorado's management believes that the increasing competition generated by these gaming operations has negatively impacted, and may continue to negatively impact, principally drive-in, day-trip visitor traffic from main feeder markets in Northern California.
In addition, land-based, riverboat, or dockside casino gaming (other than that conducted on Native American-owned land) is currently legal in 17 states and casino gaming on Native American-owned land is legal in a number of states, including California, Washington, and Oregon. Eldorado’s management believes the Reno market draws over 50% of its visitors from California. In addition to gaming on Native American-owned land, California allows other non-casino style gaming, including pari-mutuel wagering, a state-sponsored lottery, card clubs, bingo, and off-track betting.
The Shreveport/Bossier City gaming market is characterized by intense competition and the market has not grown appreciably since Eldorado-Shreveport opened in December 2000. Eldorado-Shreveport competes directly with four casinos in the Shreveport/Bossier City market that have established customer bases, one casino which opened in June 2013, and also with various other gaming facilities throughout Louisiana and Oklahoma. Casino gaming currently is prohibited in several jurisdictions from which the Shreveport/Bossier City market draws customers, primarily Texas. Although casino gaming is currently not permitted in Texas, the Texas legislature has from time to time considered proposals to authorize casino gaming. Eldorado-Shreveport competes with several Native American casinos located in Oklahoma, certain of which are located near Eldorado's core Texas markets. WinStar Casinos, a Las Vegas-style gaming facility owned by the Chickasaw Nation, is located in Oklahoma approximately 60 miles north of the Dallas/Fort Worth area and has 500,000 square feet of gaming space, more than 6,700 electronic gaming devices, 74 table games, 46 poker tables, a 937-seat bingo hall and a 3,500-seat event center, two hotel towers with over 900 rooms and a spa. Eldorado-Shreveport also competes with Choctaw Casino Resort, a casino and hotel facility owned by the Choctaw Nation and located in Durant, Oklahoma, approximately 75 miles north of the Dallas/Fort worth area, with approximately 3,500 electronic gaming devices, 38 table games, 30 poker tables, a bingo hall, a 330-room hotel and event center, several restaurants, a buffet, concert hall, amphitheater, lounge, spa and RV park. Both the Chickasaw Nation and the Choctaw Nation are permitted to operate Class-III gaming devices in the state of Oklahoma, which permits them to offer Las Vegas-style gaming. Because we draw a significant amount of our customers from the Dallas/Fort Worth area, but are located approximately 190 miles from that area, we believe we will continue to face increased competition from gaming operations in Oklahoma, including the WinStar and Choctaw casinos, and would face significant competition that may have a material adverse effect on our business and results of operations if casino gaming were to be approved in Texas.
In June 2013, construction was completed on a new 30,000 square foot casino and 400-room hotel project in Bossier City across the Red River from Eldorado Shreveport. The facility, which also includes several restaurants and a 950-seat entertainment arena, received final approval from the Louisiana Gaming Control Board and opened on June 15, 2013. The owner acquired the license for an existing casino site in Lake Charles, Louisiana and received the required regulatory approvals to move the location to Bossier City.
MESQUITE
Introduction
Effective August 1, 2011, Mesquite Gaming, LLC (“Mesquite”) was formed and created as a successor to Black Gaming, LLC (“Black Gaming”). Mesquite was formed in a reorganization in which Black Gaming contributed all of its assets to Mesquite, which issued to investor parties, in exchange for cash contributions, 100% ownership in Mesquite.
Mesquite is engaged in the casino resort industry in Mesquite, Nevada through its wholly-owned subsidiaries that own and operate the CasaBlanca Resort/Golf/Spa, the Virgin River Hotel/Casino/Bingo, a full-service spa, a bowling center, restaurants, and banquet and conference facilities. In addition, the CasaBlanca Resort/Golf/Spa and one of its wholly-owned subsidiaries operate the CasaBlanca Golf Club and the Palms Golf Club, respectively, which are located on land leased by the CasaBlanca Resort/Golf/Spa and Oasis Recreational Properties, Inc., respectively. Mesquite also owns real estate on which the Oasis Resort & Casino was located prior to its demolition. The demolition, which included six hotel buildings, the casino, spa, go-cart track and pylon signs facing I-15, was substantially completed by August 31, 2013. Two buildings used for timeshares and a skywalk across Mesquite Boulevard remain.
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
Subject to the limitations described below, and except as otherwise delegated to Mesquite’s Chairman (the “Mesquite Chairman”),Chief Executive Officer (the “Mesquite CEO”), Chief Operating Officer (the “Mesquite COO”), or Chief Financial Officer (the “Mesquite CFO”), the Mesquite Board has control over the management of the business and affairs of Mesquite. Each manager has one vote and actions of the Mesquite Board generally require a majority vote of the managers. The members of the Mesquite Board are required to be licensed or found suitable by the relevant Nevada gaming authorities in order to engage in the management of Mesquite. For further information about these licensing and suitability requirements, see “Laws and Regulations” below.
The Mesquite CEO is given the general powers and duties of management usually vested in the chief executive officer of a corporation along with such other powers and duties as may be prescribed by the Mesquite Board or the Mesquite Operating Agreement, including the supervision, direction and control of the day-to-day business and affairs of Mesquite. In addition to this general authority, the Mesquite CEO may execute with the Mesquite Chairman or any other officer of Mesquite authorized by the Managers, such documents and instruments as may have been authorized by resolution of the Managers, except such documents and instruments, the signing or execution of which has been expressly delegated or reserved by the Mesquite Operating Agreement or the Managers to some other officer or agent of Mesquite, or as shall be required by law to be otherwise executed.
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
Mesquite Gaming Properties
Virgin River Hotel/Casino/Bingo
The Virgin River Hotel & Casino (the “Virgin River”) has 717 guest rooms (includes six suites) and a 36,000 square-foot casino with approximately 831 video poker and slot machines, 12 table games, a full service race and sports book, a 183-seat bingo parlor and keno. The Virgin River offers various resort and entertainment amenities, including swimming pools and hot tubs, a 24-lane state-of-the art bowling center, an arcade and a lounge for entertainment and dancing. In addition, the Virgin River offers several affordable dining options, including a 182-seat 24-hour restaurant, the Chuckwagon, and a 178-seat buffet restaurant, Sierra’s Buffet, which has been voted the #1 buffet in Mesquite on multiple occasions. The Virgin River is situated on an approximately 32-acre site, with a parking lot that has a capacity for approximately 1,650 cars.
CasaBlanca Resort/Golf/Spa
The CasaBlance Resort & Casino (the “CasaBlanca”) includes a hotel with approximately 472 tower rooms (including 24 suites) and 24 timeshare units and a casino with approximately 27,000 square feet of space. The casino offers approximately 837 video poker and slot machines, 25 table games, a full service race and sports book, lounge entertainment and dancing. The CasaBlanca offers various resort and entertainment amenities, including a golf club, a full service spa, tennis courts, a lagoon swimming pool with a waterfall and slide, a hot tub, a sand volleyball court and an arcade. In addition, the CasaBlanca offers the Smorgasbord Buffett, a 320-seat buffet restaurant, The Fez, a 180-seat café, Katherine’s, a 136-seat fine dining restaurant, an ice cream parlor, a gift shop and a 10,000 square-foot banquet and conference facility and a 500-seat showroom. The CasaBlanca, situated on approximately 43 acres, has a parking lot with a capacity for approximately 1,940 cars as well as a 45-unit full service R.V. park. Approximately one mile from the CasaBlanca, situated on a 221-acre site, is the CasaBlanca Golf Club featuring an 18-hole, 7,011 yard championship course. The land on which the golf club is located is leased pursuant to a 99-year lease that expires in June 2094.
Oasis Hotel & Casino
Prior to December 5, 2008, the Oasis Hotel & Casino (the “Oasis”) was a full-service entertainment and resort destination with approximately 900 rooms. Due to deteriorating economic conditions, on December 5, 2008, operations at the Oasis were significantly reduced. In May 2009, due to the continued deterioration of economic conditions, the Oasis further reduced operations to 16 video poker and slot machines, the minimum number of machines required to maintain the requisite gaming approvals needed to operate this property’s casino, golf course operations and some of the hotel facilities used to accommodate overflow from the other hotels. During 2011, Mesquite's management put in place a plan for the demolition of the Oasis and some of its 900 rooms situated on an approximately 26-acre site. The demolition, which included six hotel buildings containing 574 rooms, the casino, spa, go-cart track and pylon signs facing I-15, was substantially completed by August 31, 2013. Two buildings used for timeshares and a skywalk across Mesquite Boulevard remain.
A parking lot with a capacity for approximately 1,800 cars as well as an 80 unit R.V. park remain on the Oasis site after the demolition. Approximately four miles from the Oasis site is the Palms Golf Course featuring an 18-hole, 7,008 yard championship course. The Palms Golf Course is located in Arizona just across the Nevada border and is situated on a 256-acre site, of which 109 acres are leased from the State of Arizona pursuant to a lease that expires in May 2015.
Oasis Ranch and Gun Club

The Oasis Ranch and Gun Club encompass over 95 acres of farmland, game pasture, and river bottom that is owned by Mesquite. Operations were suspended indefinitely at the club on November 22, 2010 due to the economic downturn in the region.
Mesquite Market
Mesquite has a population of approximately 15,300 according to the most recently available census data, and is located in the Virgin River Valley adjacent to the Arizona state line and 80 miles northeast of Las Vegas along Interstate 15. Mesquite is a market that attracts both “drive-in” visitors and visitors who are passing through on their way to other destinations by offering gaming as well as other summer and winter recreational activities. In addition to gaming, the Mesquite area features national parks and forests, mountains and lakes and offers year-round opportunities for outdoor activities of all types.
The Mesquite area enjoys relatively mild weather, with abundant sunshine throughout the year and low humidity. Mesquite’s annual snowfall is modest, although heavier snowfall in the mountain passes around Mesquite does occur. Considered by many to be a golfer’s paradise, Mesquite has seven championship courses including the nationally-ranked Wolf Creek Golf Club and the new Conestoga Golf Club. The RE/MAX World Long Drive Championships, along with additional Long Drivers of America events, are held annually at the Mesquite Sports and Event Complex. Mesquite also offers world-class mountain biking, ATVing and hiking trails, nature tours, sky diving, and more. According to the Las Vegas Convention and Visitors Authority (the “Visitors Authority”), the Mesquite area attracted an estimated one million visitors for the twelve months ended December 31, 2013.
The following table sets forth certain statistical information for the Mesquite market for the years 2009 through 2013 as reported by the Visitors Authority, the Nevada Commission on Tourism and the Nevada State Gaming Control Board.

	The Mesquite Market
	2013	2012	2011	2010	2009
Gaming Revenues (000’s)(1)	$113,123	$117,513	$116,954	$115,773	$120,107
Gaming Positions(2)(3)	2,948	2,962	2,973	2,977	2,987
Hotel Rooms(2)	1,736	1,745	1,763	1,767	1,790
Average Hotel Occupancy Rate(1)	69.6%	72.8%	78.4%	80.2%	83.3%
Visitors(1)	1,011,245	996,146	981,541	995,120	1,076,162

(1)	For the twelve months ended December 31 for each period shown.

(2)	As of December 31 for each period shown.

(3)	Calculated from information provided by the Nevada State Gaming Control Board.
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
Many of Mesquite’s competitors have significantly greater name recognition and financial, marketing and other resources than Mesquite. Mesquite also competes, to some extent, with other forms of gaming on both a local and national level, including state-sponsored lotteries, internet gaming, on- and off-track wagering and card parlors. The recent and continued expansion of legalized casino gaming to new jurisdictions throughout the United States has increased competition faced by Mesquite and will continue to do so in the future. Additionally, if gaming were legalized or expanded in jurisdictions near Mesquite’s properties or any geographic area from which it expects to attract a significant number of its customers, Mesquite could face additional competition which could have a material adverse impact on its business, financial condition and results of operations. There can be no assurance that Mesquite will be able to continue to compete successfully in its existing markets or that it will be able to compete successfully against any such future competition.
Mesquite, Nevada. There are three operating hotel-casinos in Mesquite, Nevada, two of which are owned by Mesquite. Mesquite suspended operations at another of its hotel-casinos, the Oasis, on June 30, 2009 and surrendered its gaming license related to that property. Mesquite continued to use the hotel rooms, RV Park and timeshares at the Oasis until the recent demolition discussed previously and continues to utilized the timeshares now that the demolition is complete, as the structures housing those properties remain. As of December 31, 2013 there were approximately 1,736 hotel rooms in Mesquite, Nevada, 1,560 of which are owned by Mesquite. Within the three operating hotel-casinos there are eight dining options, five of which are located at Mesquite properties. Mesquite also competes with free standing dining facilities in Mesquite, Nevada. The only other licensed resort gaming facility in Mesquite is the Eureka Casino Hotel (the “Eureka”). Mesquite believes that the hotel casinos are sufficiently distinct and diversified such that each property caters to a different type of clientele. For instance, the CasaBlanca, which contains a spacious casino floor and a tower hotel, appeals to the customer who seeks to enjoy a mega resort type experience that is away from the hustle and bustle of Las Vegas. On the other hand, the Virgin River caters to the local Mesquite customer who is more likely to be attracted by the intimate gaming atmosphere and amenities such as a bowling alley. With 210 rooms and 3 dining facilities, Mesquite believes that the Eureka targets the local Mesquite customer and competes directly with the Virgin River. There is no limit on the number of gaming licenses that may be granted in Mesquite or in some of the other gaming markets in which Mesquite competes. In particular, other than zoning limitations and licensing requirements of the City of Mesquite, there are no restrictions on additional casinos being constructed and opened in Mesquite, including by competitors that may have greater financial and other resources than Mesquite.
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
West Wendover, Nevada. West Wendover, Nevada is located on the eastern border of Nevada in Elko County. The city is contiguous with Wendover, Utah and is approximately 120 miles west of Salt Lake City, Utah, less than half the distance between Mesquite and Salt Lake City, Utah. According to the Nevada State Gaming Control Board, the West Wendover casinos collectively contain approximately 3,900 slot machines and 140 games and tables as of December 31, 2013. Mesquite competes with these casinos for gaming customers located in Salt Lake City, Utah and the outlying areas. Nonetheless, Mesquite believes that it benefits from a more favorable climate and more attractive amenities. In West Wendover, during September through December, the average number of days with precipitation ranges from five to nine days with temperatures ranging from 38 to 58 degrees Fahrenheit. Mesquite, on the other hand, has on average three to four days of precipitation with temperatures ranging from 48 to approximately 72 degrees Fahrenheit during the same period.
California Gaming Market. Reference is made to the discussion appearing under “ELDORADO – Competition” regarding the development of Native American casinos in the state of California.
Operations
The primary source of Mesquite’s revenues is its properties’ casinos, although their hotels, restaurants, bars, shops and other services are an important adjunct to the casinos. The following table sets forth the respective contributions to Mesquite’s net revenues on a dollar (in thousands) and percentage basis of the major activities at Mesquite’s properties for each of the years 2013 and 2012:

	2013		2012
Revenues:
Casino(1)	$62,027	66.1%	$64,410	66.0%
Food, Beverage and Entertainment(2)	23,486	25.0%	24,631	25.3%
Hotel(2)	17,662	18.8%	18,488	19.0%
Other(2)	8,347	8.9%	9,465	9.6%
Gross revenues	111,522	118.8%	116,994	119.9%
Less:
Promotional allowances(2)	(17,741)	(18.8)%	(19,446)	(19.9)%
Net revenues	$93,781	100.0%	$97,548	100.0%

(1)	Casino revenues are the net difference between the sums received as winnings and the sums paid as losses.

(2)
Hotel, food, beverage, entertainment and other include the retail value of services which are provided to casino customers and others on a complimentary basis. Such amounts are then deducted as promotional allowances to arrive at net revenue.

Seasonality
Mesquite’s results of operations tend to be highly seasonal in nature. During the year ended December 31, 2013, approximately 62% of its operating income (without considering depreciation and amortization and other non-cash items) was generated in the first quarter and approximately 40% was generated in the second quarter with the remainder being an operating loss of approximately 3% during the final half of the year.
Employees
As of December 31, 2013, Mesquite employed approximately 1,509 employees, none of whom are covered by a collective bargaining agreement. Mesquite believes that its relationship with its employees is good.
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
Resorts, which owns and operates Eldorado-Reno, and Mesquite, which owns and operates Virgin River and CasaBlanca, are licensed by the Nevada Gaming Authorities as corporate licensees (“Corporate Licensees”) under the terms of the Nevada Act. Resorts is also registered with the Nevada Commission as a holding company in connection with its 96% interest in Eldorado Limited Liability Company, a 50% (effectively) joint venture partner in Silver Legacy, and as a manager and member of Tamarack Junction. Each of Eldorado-Reno, Silver Legacy, Tamarack Junction, Virgin River and CasaBlanca are licensed as non-restricted (casino) gaming operations under Nevada law. No person may become a member of, or receive any percentage of the profits from, Eldorado or Mesquite without first obtaining licenses and approvals from the Nevada Gaming Authorities. All of the members of Eldorado and Mesquite have obtained the licenses and approvals necessary to own their respective interests in Eldorado and Mesquite, respectively. Eldorado and its affiliated entities have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities at Eldorado-Reno and to own its interests in ELLC, a joint venture partner in Silver Legacy, and its interests in Tamarack Junction. Likewise, Mesquite and its affiliated entities have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities at Virgin River and CasaBlanca and to own its interests in VRCC, LLC and C & HRV, LLC.
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
Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation began in 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States which are exempt from the ambit of these regulations.
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

In 1998, Silver Legacy received reimbursement and indemnification from Chevron Company USA for petroleum contamination identified on Silver Legacy property. In addition, reimbursement for some of the expenditures has been, and further reimbursement may be, obtained from the State of Nevada Petroleum Fund which has been established to reimburse parties for costs incurred in clean-up of underground storage tank related contamination. In 2005, Eldorado demolished two motels it owned across the street from and west of Eldorado-Reno. It was determined that contamination of the soil existed and Eldorado sought and received reimbursement from the State of Nevada Petroleum Fund for expenditures of approximately $20,000 incurred in the clean-up relating to the contamination
Groundwater in the vicinity of the Eldorado-Reno property is also contaminated by a chlorinated solvent known as perchloroethylene or “PCE.” This contaminant is widespread in the Reno/Sparks area. The Central Truckee Meadows Remediation District, encompassing much of the cities of Reno and Sparks, was established pursuant to state legislation to address this contamination. The Central Truckee Meadows Remediation District is managed by Washoe County under the direction of the Nevada Division of Environmental Protection, and is currently conducting investigations and developing a remediation plan. Funding for the Central Truckee Meadows Remediation District is provided through assessments to water customers which are calculated on the basis of water use. Eldorado-Reno has paid annual assessments of approximately $7,500 or less per year since 2010 (the Silver Legacy has paid assessments of $25,000 or less per year since 2010). It is possible that additional assessments may be made against properties that receive special benefits from the Central Truckee Meadows Remediation District, such as clean-up of contamination affecting a specific parcel. The legislation implementing this program exempts property owners who did not cause or contribute to the contamination from civil and criminal liability for the cost of remediation and any related damages, except to the extent of unpaid assessments. Eldorado's management does not believe that Eldorado-Reno has contributed to this solvent contamination; however, Eldorado's management expects that Eldorado-Reno and Silver Legacy will continue to be required to allow the Central Truckee Meadows Remediation District access to their respective properties for continued investigation, including access to monitoring wells.
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
In addition to the annual assessments referred to above, Resorts has expended approximately $0.9 million in connection with environmental matters from January 1, 1993 through December 31, 2013, of which expenditures were less than $1,000 during each of 2013, 2012, and 2011.
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
Mesquite has reviewed environmental assessments, and limited soil and groundwater testing, relating to its properties. As a result, Mesquite has become aware that there is contamination present on some of its properties apparently due to past operations, which included a truck stop and a gas station. In particular, groundwater contamination at Mesquite’s Oasis property (which appears to have migrated onto its CasaBlanca property) is the subject of investigation and cleanup activities being conducted by WSR, Inc. (“WSR”), the prior owners of the Oasis. The water supply for the Oasis property and the CasaBlanca property does not come from ground water that has been contaminated. Although Mesquite believes that the prior owners are responsible for such matters under an indemnity agreement it negotiated at the time it purchased the Oasis, there can be no assurance that Mesquite will not incur costs related to this matter. Further, Mesquite could be held strictly liable for the environmental clean-up of the contaminated properties. In anticipation of marketing the golf course property during 2006, CasaBlanca Resorts, LLC, entered into several agreements with WSR to terminate WSR’s remaining rights in the golf course property, among other matters, for approximately $1.1 million. Pursuant to the agreements, the funds paid to WSR are to be used by WSR to remediate the existing environmental liability at the Oasis site which continues to be an obligation of WSR.
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
The Company
The Company owns no real property, but it owns equity interests in Eldorado and Mesquite, which own real estate and personal property associated with the following casino resorts:

•
Eldorado-Reno is situated on an approximately 159,000 square foot parcel at 345 North Virginia Street, Reno, Nevada. Resorts, a wholly-owned subsidiary of Eldorado, owns the entire parcel, except for approximately 30,000 square feet which is leased from C, S and Y Associates, a general partnership of which Donald Carano is a general partner. The lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 or (ii) an amount based on a decreasing percentage of Eldorado-Reno’s gross gaming revenues ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75.0 million. Rent in 2013 totaled approximately $589,000 compared with $594,000 in 2012. As of February 28, 2014, repayment of an aggregate $170.5 million of indebtedness was secured by a first deed of trust and security interest in substantially all of Resorts’ Reno and Shreveport real property interests and fixtures, including Eldorado-Reno and Eldorado-Shreveport, a 31,000 square foot parcel of property across the street from and west of Eldorado-Reno, two other parcels of property adjacent to Eldorado-Reno totaling 18,687 square feet, certain parking facilities, all related personal property, substantially all other assets of Resorts and a pledge of Resorts’ interest in ELLC.

•
Silver Legacy is situated on two parcels adjacent to the Eldorado-Reno and located at 407 North Virginia Street and 411 North Sierra Street in Reno, Nevada. Silver Legacy Joint Venture owns both parcels comprising 118,167 and 119,927 square feet. As of February 28, 2014, both parcels and the improvements located thereon were subject to encumbrances securing repayment of indebtedness in the aggregate principal amount of $90.5 million.

•
Eldorado-Shreveport is situated on approximately nine acres of leased land in Shreveport, Louisiana. The Louisiana Partnership also leases other properties in the Shreveport area for office space, employee parking and storage. As of February 28, 2013, repayment of an aggregate $170.5 million of indebtedness was secured by a first deed of trust and security interest in substantially all of Resorts’ Shreveport real property interests and fixtures, including the Eldorado-Shreveport.

•
Tamarack Junction is a small casino in south Reno that is owned by an entity that is 21.25% owned by Resorts. Tamarack Junction is situated on approximately 62,000 square feet with approximately 13,230 square feet of gaming space. Tamarack Junction is not a subsidiary of Resorts and did not guarantee the Resorts Senior Notes or borrowings under the Resorts New Credit Facility. As of February 28, 2014, repayment of an aggregate $1.9 million of indebtedness was secured by a first deed of trust and security interest in substantially all of Tamarack Crossings, LLC's real property interests and fixtures, including the Tamarack Junction.

•
Virgin River Hotel/Casino/Bingo is situated on an approximately 32-acre site in Mesquite, Nevada that is owned by Mesquite. As of February 28, 2014, the repayment of an aggregate $58.6 million of indebtedness was secured by a first deed of trust and security interest in substantially all of Mesquite’s real property interests and fixtures, including the Virgin River Hotel/Casino/Bingo.

•
CasaBlanca Resort/Golf/Spa is situated on approximately 43 acres in Mesquite, Nevada that is owned by Mesquite. Approximately one mile from the CasaBlanca, situated on a 221-acre site, is the CasaBlanca Golf Club featuring an 18-hole, 7,011 yard championship course. The land on which the golf club is located is leased pursuant to a 99-year lease that expires in June 2094. As of February 28, 2014, the repayment of an aggregate $58.6 million of indebtedness was secured by a first deed of trust and security interest in substantially all of Mesquite’s real property interests and fixtures, including the CasaBlanca Resort/Golf/Spa.

•
Oasis Hotel & Casino, which was demolished in 2013, was situated on an approximately 26-acre site in Mesquite, Nevada that continues to be owned by Mesquite. Approximately four miles from that site is the Palms Golf Course featuring an 18-hole, 7,008 yard championship course. The Palms Golf Course straddles the Nevada/Arizona border and is situated on a 256-acre site, of which 109 acres are leased from the State of Arizona pursuant to a lease that expires in May 2015. The Oasis Ranch and Gun Club, which suspended its operations on November 22, 2010, encompasses over 95 acres of farmland, game pasture, and river bottom that is owned by Mesquite. As of February 28, 2014, the repayment of an aggregate $58.6 million of indebtedness was secured by a first deed of trust and security interest in substantially all of Mesquite’s real property interests and fixtures, including these assets. The demolition of the Oasis, which included six hotel buildings, the casino, spa, go-cart track and pylon signs facing I-15, was substantially completed by August 31, 2013. Two buildings used for timeshares and a skywalk across Mesquite Boulevard remain.

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
The only classes of equity securities of the Company currently outstanding are its Class A Units, which is the Company’s only class of voting securities, and its Class B Units. As of the date of this report, VoteCo is the holder of record of one Class A Unit, which is the only Class A Unit issued and outstanding, and InvestCo is the holder of record of all the Company’s 9,999 Class B Units. The Company did not issue any equity securities during the year ended February 28, 2014, nor did the Company or any “affiliated purchaser” (as defined in Rule 10b-18 (a) (3) under the Securities Exchange Act of 1934) purchase any equity securities of the Company during the year ended February 28, 2014.
The Company has not in the past paid, and does not, other than discussed under "Proposed Eldorado Transaction" in Item 1, expect to pay in the foreseeable future, any dividends or other distributions with respect to its membership units.
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

The Company has had no revenue generating business since inception. Its only operations have consisted of equity in the net income (losses) of Eldorado and Mesquite, interest income earned on the Eldorado-Shreveport Investments, and nominal administrative expenses. The Company’s net income for the year ended February 28, 2014 was approximately $3.9 million compared with a net loss of $2.6 million for the year ended February 28, 2013.
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
On June 1, 2011, Resorts and Eldorado Capital Corp., a Nevada Corporation that is a wholly-owned subsidiary of Resorts, completed the issuance of $180 million of 8.625% Senior Secured Notes due June 15, 2019 (the “Resorts Senior Notes”). Also, on June 1, 2011, Resorts entered into a new $30 million senior secured revolving credit facility available until May 30, 2014 (the “Resorts New Credit Facility”), which consists of a $15 million term loan requiring principal payments of $1.25 million each quarter beginning September 30, 2011, and a $15 million revolving credit facility. Resorts does not intend to renew the Resorts New Credit Facility when it matures on May 30, 2014. Proceeds from the issuance of the Resorts Senior Notes, together with borrowings under the Resorts New Credit Facility, were used to redeem approximately $230 million of previously outstanding debt owed by Resorts and its subsidiaries, of which approximately $31 million was held by Resorts. The remaining previously outstanding debt was called and redeemed on August 1, 2011 utilizing $9.7 million of restricted cash which was set aside on June 1, 2011 for the purpose of redeeming the notes that were called. Interest on the Senior Secured Notes is payable semiannually each June 15 and December 15 (commencing on December 15, 2011) to holders of record on the preceding June 1 or December 1, respectively. Interest on the credit facility is payable on the last day of the Eurodollar Rate loan, provided, however, that if the period exceeds three months the interest will be payable on the respective dates that fall every three months after the beginning of the loan period. For each Base Rate loan, interest is payable as of the end of the respective quarter. The interest period cannot exceed the maturity date of the credit facility for either a Eurodollar Rate loan or Base Rate loan.
Operational highlights for Eldorado for the year ended December 31, 2013 included net operating revenues of approximately $247.2 million and operating expenses of approximately $224.6 million. Eldorado’s equity in the net income of unconsolidated affiliates was approximately $3.4 million and interest expense was approximately $15.7 million for the period. Net income for the year was approximately $18.9 million, compared with a net loss of approximately $1.0 million for the year ended December 31, 2012. The increase in net income of approximately $19.9 million was due primarily to a $12.0 million gain on the extinguishment of debt of an unconsolidated affiliate during 2013 and a $12.3 million increase in equity in the net income of unconsolidated affiliates when comparing the year ended December 31, 2013 to the prior year. Net income was positively affected by a a $5.2 million reduction to operating expenses and a $0.4 million reduction to interest expense. Offsetting items, which negatively affected net income, included a $7.6 million decrease to net operating revenues and $3.2 million of acquisition charges incurred during 2013.
Mesquite
Mesquite is engaged in the hotel casino industry in Mesquite, Nevada and owns and operates the Virgin River Hotel/Casino/Bingo and the CasaBlanca Resort/Golf/Spa. In addition to casino hotel activities, Mesquites’ operations also include vacation ownership interval sales, two golf courses, a bowling center, a gun club, and banquet and conference facilities.
On August 1, 2011, Mesquite completed the issuance of $62.5 million of Senior Secured Notes under Mesquite’s New Loan Facility that provided for interest at an annual rate of LIBOR (1.5% floor and 4.5% ceiling) plus 700 basis points and were due and payable August 1, 2016 (the “Mesquite Senior Notes”), and entered into a new $10 million senior secured revolving credit facility. Interest and principal on the Mesquite Senior Notes and interest on the senior secured revolving credit facility were payable quarterly.
On August 22, 2013, Mesquite completed its refinancing of the indebtedness then outstanding under the Mesquite Senior Notes and the senior secured credit facility utilizing the proceeds from the following: (a) $20 million of First Lien Notes issued to Nevada State Bank, due and payable August 21, 2019, that provide for interest at a 30 day LIBOR rate effective on the first day of each month plus an applicable margin which is determined by reference to Mesquite's senior leverage ratio (5.25% for a ratio greater than 2:1 and 4.75% for a ratio less than or equal to 2:1), (b) a three-year term, $6 million First Lien Revolver with Nevada State Bank, which is subject to the same interest terms as the First Lien Notes plus 0.25% quarterly on the unused principal portion of the First Lien Revolver, and (c) $35 million of Second Lien Notes issued to Wilmington Trust, due and payable February 21, 2020, that provide for no principal amortization and the payment of interest on the unpaid principal amount at the rate of 7% per annum over the period from August 22, 2013 to August 22, 2014, and at the rate of 8% per annum thereafter.
Operational highlights for Mesquite for the year ended December 31, 2013 included net operating revenues of approximately $93.8 million and operating expenses of approximately $89.4 million. Interest expense during the period was approximately $5.8 million and net income was approximately $1.7 million, compared with interest expense of approximately $5.9 million and a net loss of approximately $5.1 million for the year ended December 31, 2012. The increase in net income of approximately $6.8 million was due primarily to a gain on the sale and disposal of assets of $3.7 million during 2013, along with a $7.2 million decrease to operating expenses and a $0.2 million decrease to interest expense, partially offset by a $3.8 million decrease to net revenues and a $0.6 million increase in the impairment of long-lived assets.
Results of Operations, Year Ended February 28, 2014 Compared to the Year Ended February 28, 2013
For the year ended February 28, 2014, the Company’s equity in the net income of its unconsolidated investees was approximately $3.8 million, with Eldorado and Mesquite accounting for approximately $3.1 million and $0.7 million, respectively. This is compared to equity in the net loss of unconsolidated investees of approximately $2.3 million during the year ended February 28, 2013, with Eldorado and Mesquite accounting for approximately $0.3 million and $2.0 million, respectively. The increase in equity in net income of unconsolidated investees is attributable to 2013 investee activity including Eldorado's $12.0 million gain on the extinguishment of debt of one of its unconsolidated affiliates and $12.3 million increase in equity in the net income of unconsolidated affiliates, along with Mesquite's $7.2 million decrease to operating expenses and gain on the sale and disposal of assets of approximately $3.7 million.
Expenses of $0.2 million during the year ended February 28, 2014 decreased $0.1 million when compared to the year ended February 28, 2013, and net income for the year was approximately $3.9 million compared to a net loss of approximately $2.6 million for the prior period. The increase in net income was primarily due to changes in the Company’s equity in the net losses of its unconsolidated investees as explained above.
Liquidity and Capital Resources
During the year ended February 28, 2014 and February 28, 2013, the Company incurred costs of approximately $0.2 and $0.3 million, respectively, associated with the Company’s ownership of its interests in Eldorado and Mesquite.
For the year ending February 28, 2015, the Company expects to incur approximately $0.2 million in costs associated with the Company’s ownership of its interests in Eldorado and Mesquite. These costs are expected to be funded by the Newport Funds. The Company has no current plans to make any additional investments and thus believes it has the resources to fund its operations and commitments during the year ending February 28, 2015.
Proposed Eldorado Transaction
On September 9, 2013, Eldorado and MTR Gaming Group, Inc. (“MTR”), a publicly traded company, announced that they had entered into a definitive agreement (the “Merger Agreement”), which provides for the combination of MTR and Eldorado in a stock merger with a cash election option offered to MTR’s current stockholders. On November 18, 2013, Eldorado and MTR entered into Amendment No. 1 to the Merger Agreement, which increased the cash election option per share amount from $5.15 to $6.05 and increased the aggregate amount available for the purchase of shares pursuant to the cash option from $30 million to $35 million, with the $5 million increase to be funded by Eldorado utilizing its cash on hand. MTR’s remaining common shares will be exchanged for shares in the combined new company, which is to be publicly traded under the name Eldorado Resorts, Inc. (“NewCo”).
On February 13, 2014, Eldorado and MTR entered into Amendment No. 2 to the Merger Agreement, which allows for the minority investors who own 3.8142% of ELLC (the "Minority Investors") to enter into agreements with Eldorado and MTR to transfer all of their interests in ELLC to Eldorado following closing of the merger for a portion (the "Retained Consideration") of the aggregate number of shares of NewCo to be delivered, as merger consideration, at closing to all members of Eldorado (collectively, the "Retained Interest Agreements"). Prior to its second amendment, the Merger Agreement required Minority Investors to transfer their respective interests in ELLC to a wholly-owned subsidiary of Eldorado on or prior to the closing date. Pursuant to the Retained Interest Agreements, the Minority Investors will grant a wholly-owned subsidiary of Eldorado a right, exercisable for three months commencing on the first business day after the first anniversary of the closing date of the mergers, to acquire all of their interests in ELLC in exchange for payment of the Retained Consideration.  This wholly-owned subsidiary of Eldorado will grant a right, pursuant to the Retained Interest Agreements, to the Minority Investors, exercisable for three months commencing on the first business day after the second anniversary of the closing date of the mergers, to put to it all of the Minority Investors’ interests in ELLC in exchange for payment of the Retained Consideration.  The Retained Consideration

shall mean the number of shares of NewCo common stock equal to the estimated value of ELLC’s interest in Silver Legacy (as calculated in accordance with the provisions of the Merger Agreement), multiplied by the portion of the outstanding interests in ELLC (expressed as a percentage) represented by the interests in ELLC held by the Minority Investors.  The number of shares of NewCo common stock issuable at closing to all members of Eldorado shall be reduced by the number of shares of NewCo common stock equal to the Retained Consideration.
On May 13, 2014, Eldorado and MTR entered into Amendment No. 3 to the Merger Agreement, which expands the circumstances under which either Eldorado or MTR may unilaterally extend the termination date from June 9, 2014 for 180 days to include a scenario in which MTR will not have obtained the requisite stockholder approval of the Merger Agreement by June 9, 2014. The parties entered into the amendment in order to allow for additional time for the registration statement on Form S-4 initially filed by NewCo on November 4, 2013 to be declared effective by the Securities and Exchange Commission and for MTR to obtain the requisite stockholder approval following such effectiveness.
Under the terms of the Merger Agreement, as amended, the transaction value of Eldorado will be determined by Eldorado’s adjusted EBITDA for the twelve-month period specified in the Merger Agreement multiplied by 6.81, less net debt and other adjustments. Based on Eldorado’s adjusted EBITDA for the twelve-month period ended September 30, 2013(including its interest in Silver Legacy), Eldorado’s owners, including the Company, would receive in exchange for their current interests in Eldorado, an aggregate of approximately 35.6 million shares, or approximately 55% of the total shares, in NewCo valued at $6.05 per share. These valuation metrics and the Company’s percentage ownership interest in Eldorado would yield a value to the Company that exceeds the Company’s current carrying value of its investment in Eldorado. Based upon this calculation, the Company would at closing acquire ownership of between 9% and 10% of NewCo, depending on the number of shares purchased pursuant to the cash option. The closing of the proposed transaction is subject to a number of conditions. The foregoing discussion is qualified in its entirety by reference to the Merger Agreement and to Amendments No. 1, No. 2 and No. 3 to the Merger Agreement, copies of which are included as exhibits to this report.
Upon closing of the aforementioned Merger Agreement, which is not assured, the Company may distribute the shares of NewCo common stock received at closing to NGOF. Should that occur, the Company's operations will, subsequent to such date, reflect only the Company's ownership of Mesquite and will no longer reflect the Company's current ownership of the Eldorado Interest. The Company is unable to determine at this time the impact on the Company if the transactions contemplated by the Merger Agreement are consummated and the Company ultimately does not distribute the shares of NewCo to NGOF.
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

When estimating the fair value of the investments in Eldorado and Mesquite, management takes steps to ensure that forecasted prospective financial results are based on appropriate and reasonable operating and cash flow assumptions. Management also performs sensitivity analyses on the key assumptions used, including the weighted-average cost of capital.
The Company did not record any impairment for the years ended February 28, 2013 and February 28, 2013 related to its equity method investments in Eldorado and Mesquite.
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was performed by management, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective as of February 28, 2014.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting using the criteria established in Internal Control-

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that, as of February 28, 2014, the Company’s internal control over financial reporting is effective based on those criteria.
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
The following table sets forth information as of the date of this report, regarding each manager of NGA and each manager of Eldorado and Mesquite.

Name	Age	Position(s)
Timothy T. Janszen(1)	50	Manager of the Company, Eldorado and Mesquite and Operating Manager of the Company
Ryan Langdon(2)	41	Manager of the Company and Mesquite
Roger A. May(3)	48	Manager of the Company
Donald L. Carano(4)	82	Manager of Eldorado
Gary L. Carano(5)	61	Manager of Eldorado
Raymond J. Poncia, Jr.(6)	80	Manager of Eldorado
Thomas R. Reeg(7)	42	Manager of Eldorado
Katherine Ann Banuelos(8)	34	Manager of Mesquite
Anthony Toti(9)	53	Manager of Mesquite
Brendan Gaughan(10)	38	Manager of Mesquite

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

(7)
Mr. Reeg has been a member of Resorts’ Board of Managers since December 2007 and a member of Eldorado's board of managers since April 1, 2009 when Resorts became the wholly owned subsidiary of Eldorado. Mr. Reeg became the Senior Vice President of Strategic Development for Resorts in January 2011

(8)	Mrs. Banuelos has been a member of Mesquite’s Board of Managers since August 2011.

(9)	Mr. Toti has served as Chief Executive Officer and Chairman of Mesquite’s Board of Managers since August 2011, and as Chief Operating Officer since January 2014.

(10)	Mr. Gaughan has served as a member of Mesquite’s Board of Managers since January 2014.
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
Thomas R. Reeg, CFA. Mr. Reeg has been a member of Resorts’ Board of Managers since December 2007 and a member of the Board of Managers of Eldorado since April 1, 2009 when Resorts became the wholly owned subsidiary of Eldorado. Mr. Reeg became the Senior Vice President of Strategic Development for Eldorado in January 2011. Mr. Reeg was the Senior Managing Director of Newport Global Advisors L.P. from September 2005 through November 2010. Prior to joining Newport Global Advisors L.P., Mr. Reeg held a number of positions, most recently Managing Director and portfolio manager, in the High Yield Group of AIG Global Investment Group from 2002 to September 2005. Mr. Reeg was responsible for co-management of the high yield mutual fund portfolios. Mr. Reeg joined AIG Global Investment Group in 2002 as a senior high yield investment analyst where he coordinated credit research in the gaming, lodging and utilities sectors. Prior to joining AIG Global Investment Group, Mr. Reeg was a senior high yield research analyst covering telecommunications, casino, lodging and leisure sectors at Bank One Capital Markets. Mr. Reeg’s previous experience also includes similar high yield research positions with ABN AMRO and Bank of America Securities. Mr. Reeg was a member of the Board of Managers of NGA HoldCo, LLC from January 2007 through November 2010. He received a Bachelor of Business Administration in Finance from the University of Notre Dame in 1993. Mr. Reeg is a Chartered Financial Analyst.

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
Brendan Gaughan. Mr. Gaughan has been a member of Mesquite's Board of Managers since January 1, 2014. He received a Bachelor of Science in Business Administration with an emphasis in Human Resources while at Georgetown University. Mr. Gaughan drives the RCR No. 62 South Point Hotel and Casino Chevrolet Camaro for the Richard Childress Racing team in the NASCAR Nationwide Series.
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

•
full, fair, accurate, timely and understandable disclosure in reports and other documents that the Company files with, or submits to, the Securities and Exchange Commission or any applicable gaming regulatory authority and in other public communications made by the Company;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the code in the manner provided in the code; and

•	accountability for adherence to the code.
A copy of the code of ethics is incorporated by reference as Exhibit 14.1 to this report.

ITEM 11.	EXECUTIVE COMPENSATION.
NGA’s managers, including its Operating Manager, are not entitled to compensation from the Company for any services rendered to or on behalf of the Company, or otherwise, in their capacities as managers of NGA and, accordingly, no compensation for such services has been paid to the Company’s managers by or on behalf of NGA. NGA’s managers, including the Operating Manager, also are not compensated by or on behalf of the Company for any other services they provide to the Company, including the services performed by Mr. Janszen that are commonly performed by a principal executive officer and the services performed by Mr. May that are commonly performed by a principal financial officer or a principal accounting officer. NGA’s managers are entitled to reimbursement from the first available funds of the Company for direct out-of-pocket costs and expenses they incur on behalf of the Company that directly relate to the business and affairs of the Company. During the year ended February 28, 2014, NGA did not have any named executive officers other than its Operating Manager, Timothy T. Janszen, who during the year performed services for the Company commonly performed by a principal executive officer, for which he received no compensation from the Company. Roger A. May, a Manager of NGA, performed services for the Company during the year ended February 28, 2014 commonly performed by a principal financial officer, for which Mr. May received no compensation from the Company.

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

Equity Compensation Plans
The following tables set forth certain information relating to equity compensation plans as of February 28, 2014 for the Company, which has no equity compensation plan.
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

Related Transactions
Eldorado
Until July 1, 1996, Resorts had historically paid a management fee to each of Recreational Enterprises, Inc. and Hotel Casino Management, Inc. A portion of these fees represented compensation for services provided to Resorts by certain members of the Carano family. Effective July 1, 1996, Resorts entered into a new management agreement (the “Eldorado Management Agreement”) with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. which provides that Recreational Enterprises, Inc. and Hotel Casino Management, Inc. (collectively, the “Managers”) will, among other things, (a) develop strategic plans for Resorts’ business, including preparing annual budgets and capital expenditure plans, (b) provide advice and oversight with respect to financial matters of Resorts, (c) establish and oversee the operation of financial accounting systems and controls and regularly review Resorts’ financial reports, (d) provide planning, design and architectural services to Resorts and (e) furnish advice and recommendations with respect to certain other aspects of Resorts’ operations. In consideration for such services, Resorts pays to the Managers a management fee not to exceed 1.5% of Resorts’ annual net revenues. In connection with the refinancing of Resorts’ debt obligations in June 2011, the management agreement was amended which, among other things, imposed a limit on the annual management fee payment of $600,000. There is no minimum payment required to be paid to the Managers pursuant the Eldorado Management Agreement. The current term of the Eldorado Management Agreement will continue in effect until July 1, 2014, and the term will continue to be automatically extended for additional three-year periods until it is terminated by one of the parties. Total management fees paid by Resorts to Recreational Enterprises, Inc. and Hotel Casino Management were $600,000 for each of the years ended December 31, 2013, 2012 and 2011. There can be no assurance that the terms of the Eldorado Management Agreement are at least as favorable to Resorts as could be obtained from unaffiliated third parties. Recreational Enterprises, Inc. is beneficially owned by members of the Carano family and Hotel Casino Management, Inc. is beneficially owned by members of the Poncia family. Donald M. Carano and Raymond J. Poncia, Jr. are members of Resorts’ and Eldorado’s boards of managers.
Resorts owns the parcel on which the Eldorado-Reno is located, except for approximately 30,000 square feet which is leased from C, S and Y Associates, a general partnership of which Donald Carano is a general partner (the “CSY Lease”). The CSY Lease expires on June 30, 2027. Annual rent is payable in an amount equal to the greater of (i) $400,000 or (ii) an amount based on a decreasing percentage of Eldorado-Reno’s gross gaming revenues for the year ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75 million. Rent pursuant to the CSY Lease amounted to approximately $589,000, $594,000 and $580,000 in 2013, 2012 and 2011, respectively. In the opinion of Resorts’ management, the terms of the CSY Lease are at least as favorable to Resorts as could have been obtained from unaffiliated third parties. On May 30, 2011, Resorts and C. S. & Y Associates entered into a fourth amendment to the CSY Lease. C. S & Y Associates agreed to execute and deliver the deeds of trust encumbering the approximately 30,000 square feet leased from C. S. & Y Associates on which a portion of Eldorado-Reno is located as security for Senior Secured Notes and the New Credit Facility. In exchange for this subordination, a fee of $100,000, which will be in addition to any rent payable under the CSY Lease, will be paid annually during the term of the indenture relating to Eldorado’s senior secured notes. Resorts paid $100,000 to C. S. & Y Associates for this subordination in each of the years ended December 31, 2013, 2012 and 2011.
Resorts currently retains the firm of McDonald Carano Wilson LLP (“McDonald Carano”) in connection with a variety of legal matters. Donald Carano was an attorney with McDonald Carano from 1961 until 1980. Mr. Carano has maintained an “of counsel” relationship with McDonald Carano, but is not involved in the active practice of law or in the representation of Resorts or any of its affiliates as an attorney. Mr. Carano receives no compensation from McDonald Carano. In addition, Anthony Carano, Donald Carano’s grandson, is an associate at McDonald Carano and is currently involved in matters related to Eldorado, including the pending merger discussed under "Proposed Eldorado Transaction" in Item 7, and is compensated by McDonald Carano. In the opinion of Eldorado’s management, the fees paid to McDonald Carano are at least as favorable to Eldorado as could be obtained from any other law firm for comparable services. During the years ended December 31, 2013, 2012 and 2011, total fees and costs paid to McDonald Carano by the Company were approximately $590,000, $212,000 and $218,800, respectively.
From time to time Resorts leases aircraft owned by Recreational Enterprises, Inc., for use in operating its business. In 2013, 2012 and 2011, lease payments for the aircraft totaled approximately $0.8 million, $0.8 million and $0.7 million, respectively. In the opinion of Eldorado’s management, the lease terms were at least as favorable to Resorts as could have been obtained from an unaffiliated third party.
From time to time Resorts leases a yacht owned by Sierra Adventure Equipment, a limited liability company beneficially owned by Recreational Enterprises, Inc., for use in operating its business. In 2013, 2012 and 2011, lease payments for the yacht totaled approximately $13,000, $8,000 and $43,500, respectively. In the opinion of Resorts’ management, the lease terms were at least as favorable to Resorts as could have been obtained from an unaffiliated third party.

Resorts occasionally purchases wine directly from the Ferrari Carano Winery, which is owned by Recreational Enterprises, Inc. and Donald Carano. The wine purchases are sent directly to customers in appreciation of their patronage. In 2013, 2012 and 2011, Resorts spent approximately $1,000, $23,000 and $23,000, respectively, for these products. In the opinion of the Resorts’ management, the purchases were on terms as least as favorable to Resorts as could have been obtained from an unaffiliated third party.
In 2013, 2012 and 2011, $6.1 million, $4.1 million and $1.7 million, respectively, in distributions were made by Resorts to Eldorado and, in turn, by Eldorado to its members, including Donald Carano and members of his immediate family, for the members’ Louisiana Partnership composite tax.
During the year ended December 31, 2013, Gary L. Carano, the Silver Legacy Joint Venture’s Chief Executive Officer, served on the Board of Managers of Eldorado, a position he has held since April 1, 2009 when Resorts became the wholly owned subsidiary of Eldorado.
Resorts owns the skywalk that connects the Silver Legacy with Eldorado-Reno. The charges from the service provider for the utilities associated with this skywalk are billed to the Silver Legacy together with the charges for the utilities associated with the Silver Legacy. Such charges are paid to the service provider by Silver Legacy, and the Silver Legacy is reimbursed by Eldorado-Reno for the portion of the charges allocable to the utilities provided to the skywalk. In 2013, 2012 and 2011, the charges for the utilities provided to the skywalk totaled $58,000, $53,000 and $52,200, respectively.
In October 2005, the Silver Legacy began providing on-site laundry services for Eldorado-Reno related to the cleaning of certain types of linens. Although there is no agreement obligating Eldorado-Reno to utilize this service, it is anticipated that the Silver Legacy will continue to provide these laundry services in the future. The Silver Legacy charges Eldorado-Reno for labor and laundry supplies on a per unit basis which totaled $143,000, $135,000 and $129,100 during 2013, 2012, and 2011, respectively. We believe the terms on which the Silver Legacy provided these services were at least as favorable to it as those that would have been obtained in comparable transactions with an unaffiliated third party.
Since 1998, the Silver Legacy has purchased from Eldorado-Reno homemade pasta and other products for use in the restaurants at Silver Legacy and it is anticipated that Silver Legacy will continue to make similar purchases in the future. For purchases of these products during 2013, 2012 and 2011, which are billed to Silver Legacy at cost plus associated labor, the Silver Legacy paid Eldorado-Reno $46,000, $56,000 and $56,600, respectively.
In April 2008, the Silver Legacy and Eldorado-Reno began combining certain back-of-the-house and administrative departmental operations, including purchasing, advertising, information systems, surveillance, retail and engineering, of Eldorado-Reno and Silver Legacy in an effort to achieve payroll cost savings synergies at both properties. Payroll costs associated with the combined operations are shared equally and are billed at cost plus an estimated allocation for related benefits and taxes. During 2013, 2012 and 2011, the Silver Legacy reimbursed Eldorado-Reno $584,000, $691,000 and $657,000, respectively, for Silver Legacy’s allocable portion of the shared administrative services costs associated with the operations performed at Eldorado-Reno and Eldorado-Reno reimbursed the Silver Legacy $260,000, $308,000 and $304,000, respectively, for Eldorado-Reno’s allocable portion of the shared administrative services costs associated with the operations performed at Silver Legacy.
The Louisiana Partnership utilizes the services of Newport Global Advisors, LP, a financial advisory firm of which one of Resort’s directors is the Senior Managing Partner. Expenses incurred amounted to $75,000 during 2013, 2012 and 2011, respectively. Amounts payable with respect to such charges outstanding at December 31, 2013, 2012 and 2011 amounted to $19,000, $0 and $0, respectively.
Registered hotel guests at Eldorado-Reno have the ability to charge to their hotel rooms the costs incurred at the restaurants and shops located within Eldorado-Reno and Silver Legacy. In addition, registered hotel guests at the Silver Legacy may charge costs incurred at Eldorado-Reno outlets to their hotel rooms. Any of these charges that are incurred by a paying guest are paid by the guest when he or she checks out and Eldorado-Reno remits to the other property, and the other property remits to Eldorado-Reno, the respective amounts collected for charges incurred at the property. In the case of registered guests who are provided room, food, beverage and other services on a complimentary basis, the property where the guest is registered pays the other property the respective amounts of any charges to the guest’s room for services provided on a complimentary basis by the other property. The following table sets forth for the year ended December 31, 2013, the respective amounts paid for such complimentary charges by Eldorado-Reno to the Silver Legacy and by the Silver Legacy to the Eldorado-Reno.

Payor	Payee	2013 Amount

Silver Legacy	Eldorado-Reno	$32,800

Eldorado-Reno	Silver Legacy	$2,000
The identification and review of related party transactions involving Eldorado or its subsidiaries is not covered by any formal policies or procedures but is accomplished through informal discussion and examination among executive management and Eldorado’s or Resorts’ Board of Managers. Transactions with related parties are subjected to the prior review of Eldorado’s or Resorts’ management and Board of Managers. Related party transactions typically involve various transactions with affiliates, or entities in which an affiliate has an interest, that generally provide an opportunity for Eldorado or a subsidiary to obtain favorable terms and/or premium products. However, all related party transactions are reviewed to ensure that the terms are, in the opinion of Eldorado’s or Resorts’ management, at least as favorable to Eldorado or Resorts as those obtainable from an unaffiliated third party. There has not been any transaction since the beginning of Eldorado's last fiscal year that would have been required to be reported pursuant to Items 404(a) of Securities and Exchange Commission Regulation S-K if Eldorado or Resorts had been subject to the periodic reporting requirements under the Securities Exchange Act of 1934 that was not so reviewed and approved.
Mesquite
Mesquite Travel Center – FC C-Store LLC, (the “Travel Center”) is partly owned by Anthony Toti ("Mr. Toti") and by Robert R. Black, Sr. (“Mr. Black”). Mesquite obtains gasoline for department vehicles from the Travel Center. In 2013, 2012, and 2011, the Travel Center charged Mesquite approximately $42,000, $46,000 and $49,000, respectively.
Black & LoBello is a law firm managed by the daughter of Mr. Black. Mesquite, which retains Black & LoBello as outside legal counsel, has paid legal fees for legal services in the amounts of $0, $6,000, and $39,000 during 2013, 2012 and 2011, respectively.
Mesquite provided management and other services to Grand Destinations Vacation Club ("GDVC"), Peppermill Palms Property Owners ("PPPOA"), and CasaBlanca Vacation Club ("CBVC"), three related parties that manage and operate the home owners associations of the vacation intervals at the Mesquite properties. Included in the accompanying consolidated balance sheets of Mesquite are receivables of approximately $14,048, $23,296 and $23,031 as of December 31, 2013 and approximately $37,056, $23,891 and $22,454 as of December 31, 2012 for GDVC, PPPOA, and CBVC, respectively.
On August 1, 2011, Michael J. Gaughan Family, LLC acquired a 25% ownership interest in Mesquite Gaming, LLC. The Manager of Michael J. Gaughan Family, LLC is the owner and President of South Point Hotel, Casino & Spa. At the time of the acquisition, there was an existing agreement with South Point Hotel, Casino & Spa under which South Point Hotel, Casino & Spa operates the sports book facilities located in the Virgin River Hotel and Casino and CasaBlanca Hotel and Casino. Under the term of the agreement, Mesquite Gaming, LLC receives a prorated share of the net income or net loss from the sports book operations of South Point Hotel, Casino and Spa. For the years ended December 31, 2013 and 2012, and for the five months ended December 31, 2011 (Successor), Mesquite's share of the sports book income was approximately $617,000, $379,000 and $197,000, respectively. Included in accrued liabilities at December 31, 2013, 2012 and 2011 was approximately $52,000, $77,000 and $95,000, respectively, due to South Point Hotel, Casino & Spa.
Beano's is a company that is partly owned by Robert R. Black, Sr., who has served as Mesquite's Chief Operating Officer and as a member of Mesquite’s Board of Managers since August 2011. In February 2012, Mesquite entered into a lease agreement with Beano's for an outdoor billboard located in Las Vegas, Nevada. The rent expense for the years ended December 31, 2013 and 2012 was $2,000 and $23,000, respectively.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The following table sets forth fees billed to the Company for the fiscal years ended February 28, 2014 and February 28, 2013 by the Company’s registered public accounting firm, Piercy, Bowler, Taylor & Kern, Certified Public Accountants and Business Advisors, a Professional Corporation (“PBTK”).

	Year Ended February 28,
	2014	2013
Audit Fees (1)	$69,154	$75,970
All Other Fees	—	2,510
	$69,154	$78,480

(1)
Audit Fees. This category includes fees and expenses billed by PBTK for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s filings with the Securities and Exchange Commission, including its quarterly and annual reports filed pursuant to Section 13 of the Securities Exchange Act of 1934, as amended.

The Board of Managers has established pre-approval policies and procedures pursuant to which the Board of Managers approves the services provided by our principal accounting firm. The services provided to us by our principal accounting firm in 2014 and 2013 were pre-approved by our Board of Managers. Consistent with the Board of Managers’ responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Board of Managers. Requests or applications to provide services that require specific approval by the Board of Managers will be submitted to the Board of Managers by both the independent auditor and Roger A. May, who performs for the Company the services commonly performed by a principal financial officer. Mr. May will immediately report to the Board of Managers any breach of this policy that comes to his attention.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as a part of the report:
(b) Exhibits The exhibits in the accompanying Exhibit Index are incorporated by reference into this Item 15.

NGA HoldCo, LLC and Subsidiaries
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
NGA Holdco LLC
The Woodlands, Texas
We have audited the accompanying consolidated balance sheet of NGA Holdco, LLC and subsidiaries (the “Company”) as of February 28, 2014 and 2013, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the years then ended (collectively, the Consolidated Financial Statements). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of February 28, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ PIERCY BOWLER TAYLOR & KERN
Las Vegas, Nevada
June 11, 2014

NGA HOLDCO, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 2014 AND 2013

	2014	2013
ASSETS
Current Assets, consisting of cash	$1,683,837	$1,330,211
Other Assets:
Investment in Eldorado	25,496,573	22,988,441
Investment in Mesquite	4,244,222	3,580,222
Note Receivable, Mesquite	14,000,000	—
Due from the Newport Funds	5,179,772	5,179,772
	$50,604,404	$33,078,646
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Income taxes payable	$163,241	$—
Accounts payable and accrued expenses	810	12,326
	164,051	12,326

Long-term amounts due to the Newport Funds	3,450,793	3,233,115
	3,614,844	3,245,441
Members’ Equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	57,544,874	44,544,874
Accumulated deficit	(10,559,120)	(14,715,475)
	46,989,560	29,833,205
	$50,604,404	$33,078,646
See notes to consolidated financial statements.

NGA HOLDCO, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 28, 2014 AND 2013

	2014	2013
Interest Income	$449,167	$—
Equity in net income (loss) of unconsolidated investees	3,774,862	(2,299,238)
Professional fees and other expenses	(206,309)	(327,016)
Net income (loss) before income taxes	4,017,720	(2,626,254)
Income taxes	(163,241)	—
Net income (loss)	3,854,479	(2,626,254)
Equity in other comprehensive income of unconsolidated investee	301,876	—
Comprehensive Income (loss)	$4,156,355	$(2,626,254)
See notes to consolidated financial statements.

NGA HOLDCO, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY
FOR THE YEARS ENDED FEBRUARY 28, 2014 AND 2013

	Subscribed Class A Unit	Class B Units	Retained Earnings (Accumulated Deficit)	Total Members’ Equity
Balance, March 1, 2012	$3,806	$44,544,874	$(12,089,221)	$32,459,459
Net Loss	—	—	(2,626,254)	(2,626,254)
Balance, February 28, 2013	3,806	44,544,874	(14,715,475)	29,833,205
Contributions		13,000,000	—	13,000,000
Net Income	—	—	3,854,479	3,854,479
Other comprehensive income	—	—	301,876	301,876
Balance, February 28, 2014	$3,806	$57,544,874	$(10,559,120)	$46,989,560
See notes to consolidated financial statements.

NGA HOLDCO, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28, 2014 AND 2013

	2014	2013
Operating activities:
Net income (loss)	$3,854,479	$(2,626,254)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net (income) loss of Eldorado	(3,110,862)	277,238
Equity in net (income) loss of Mesquite	(664,000)	2,022,000
Increase (decrease) in accounts payable and accrued liabilities	(11,515)	12,326
Increase in federal tax liability	163,241	—
Net cash provided by (used in) operating activities	231,343	(314,690)

Investing activities:
Loan to Mesquite	(14,000,000)	—
Distributions received from Eldorado	904,606	596,257
Net cash provided by (used in) investing activities	(13,095,394)	596,257

Financing activities:
Capital contributions	13,000,000	—
Advances received from the Newport Funds	217,677	314,577
Net cash provided by financing activities	13,217,677	314,577

Net change in cash	353,626	596,144

Cash, beginning of period	1,330,211	734,067

Cash, end of period	$1,683,837	$1,330,211
See notes to consolidated financial statements.

NGA HOLDCO, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 2014 AND 2013
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
Concentrations and economic uncertainties
NGA and its consolidated subsidiaries expect to be economically dependent upon relatively few investments in the gaming industry. The United States recently experienced a recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational, construction and real estate market activities and general discretionary consumer spending. Although capital market activity and liquidity are reported to have improved of late, the recovery from this recession period is fragile and there can be no assurance that the Company’s business and that of its investees, which have been severely affected by the downturn, will fully recover to pre-recession levels. In addition, the Company carries cash on deposit with financial institutions substantially in excess of federally-insured limits. The extent of any loss that might be incurred as a result of uninsured deposits in the event of a future failure of a bank or other financial institutions is not subject to estimation at this time.
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
Investments in Eldorado and Mesquite (Notes 4 and 5) are accounted for using the equity method of accounting. Accordingly, the Company measures all of its assets and liabilities on the historical cost basis of accounting except as required by GAAP. Such assets are evaluated at least annually (and more frequently when circumstances warrant) to determine if events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of such events or changes in circumstances that might indicate impairment testing is warranted might include an adverse change in the legal, regulatory or business climate relative to gaming nationally or in the jurisdictions in which the Company’s investees operate, or a significant long-term decline in historical or forecasted earnings or cash flows of the investee or the fair value of its property or business, possibly as a result of competitive or other economic or political factors. In evaluating whether a loss in value is other than temporary, the Company considers: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the investee, including any specific events which may influence the operations; (3) the Company’s intent and ability to retain its investments in the investee for a period of time sufficient to allow for any anticipated recovery in fair value; (4) the condition and trend of the economic cycle; (5) the investee’s historical and forecasted financial performance; (6) trends in the general market; and (7) the investee’s capital strength and liquidity.
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
Equity in the net income (loss) and other comprehensive income (loss) of unconsolidated investees
The Company recognizes equity in the net income (loss) and other comprehensive income (loss) of its unconsolidated investees on a calendar year basis. For example, the Company’s net income for the year ended February 28, 2014 includes equity in the net income of its investees for the calendar year ended December 31, 2013.
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
Income Taxes
The Company records estimated penalties and interest, if any, related to income tax matters, including uncertain tax positions, if any, as a component of income tax expense (Note 7). At least annually, management evaluates positions taken (or to be taken) on tax returns that remain subject to examination by federal and state authorities (i.e., tax years 2010 and thereafter) to determine if there are “uncertain tax positions” as defined by GAAP.
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
Changes in the Company’s investment in Eldorado during the years ended February 28, 2014 and 2013 are as follows:

	2014	2013
Balance, beginning of period	$22,988,441	$23,861,936
Equity in net income (loss) of Eldorado	3,110,862	(277,238)
Distributions received from Eldorado	(904,606)	(596,257)
Equity in other comprehensive income of unconsolidated investee	301,876	—
Balance, end of period	$25,496,573	$22,988,441
The Company did not record any impairment related to its equity method investment in Eldorado during the years ended February 28, 2014 and 2013.

The following tables present condensed financial information of Eldorado as of December 31, 2013 and 2012, and for the years then ended (in thousands).

	December 31, 2013	December 31, 2012
Balance Sheets
Current assets	$39,429	$34,928
Restricted cash	5,000	5,000
Investment in and advances to unconsolidated affiliate	18,349	5,066
Property and equipment, net	180,342	189,713
Other assets, net	27,062	27,818
Total assets	$270,182	$262,525

Current liabilities	$25,147	$27,301
Other liabilities	169,460	174,221
Members' equity	75,575	61,003
Total liabilities and members' equity	$270,182	$262,525

	2013	2012
Statements of Operations
Net operating revenues	$247,186	$254,740
Operating income	$22,582	$15,481
Net income (loss)	$18,897	$(991)
Other Comprehensive Income - Minimum Pension Liability Adjustment of Unconsolidated Affiliate	$1,772	$—
Comprehensive income (loss)	$20,669	$(991)
The following tables present condensed financial information of one of Eldorado’s unconsolidated investees, the Silver Legacy Joint Venture, as of December 31, 2013 and 2012 and for the years then ended (in thousands).

	December 31, 2013	December 31, 2012
Balance Sheets
Current assets	$29,565	$21,764
Property and equipment, net	198,150	206,790
Other assets, net	8,201	15,258
Total assets	$235,916	$243,812

Current liabilities	$28,332	$23,571
Other liabilities	91,684	134,841
Partners' equity	115,900	85,400
Total liabilities and partners' equity	$235,916	$243,812

	2013	2012
Statements of Operations
Net operating revenues	$125,841	$114,800
Operating income	$13,283	$1,413
Net income (loss)	$28,482	$(19,396)
Other comprehensive income - minimum pension liability adjustment	$3,544	$354
Comprehensive income (loss)	$32,026	$(19,042)

On September 9, 2013, Eldorado and MTR Gaming Group, Inc. (“MTR”), a publicly traded company, announced that they had entered into a definitive agreement (the “Merger Agreement”), which provides for the combination of MTR and

Eldorado in a stock merger with a cash election option offered to MTR’s current stockholders. On November 18, 2013, Eldorado and MTR entered into Amendment No. 1 to the Merger Agreement, which increased the cash election option per share amount from $5.15 to $6.05 and increased the aggregate amount available for the purchase of shares pursuant to the cash option from $30 million to $35 million, with the $5 million increase to be funded by Eldorado utilizing its cash on hand. MTR’s remaining common shares will be exchanged for shares in the combined new company (“NewCo”).
If consummated, the merger would result in shares of NewCo being listed on The Nasdaq Stock Market (the "Nasdaq").  Pursuant to the terms of the merger, the members of Eldorado will collectively receive, in the aggregate, consideration equal to the product of (a) Eldorado’s adjusted EBITDA for the twelve months ending on the most recent month end preceding the closing date by at least twenty days and (b) 6.81.  The amount of consideration is subject to adjustment depending on Eldorado’s excess cash, outstanding debt, and working capital based upon an agreed upon working capital target for Eldorado, an amount equal to certain transaction expenses of MTR which is capped at $7.0 million, the value of Eldorado’s interest in the Silver Legacy Joint Venture, and the amount of restricted cash on Eldorado’s balance sheet (if any) relating to the credit support required in connection with the Silver Legacy Joint Venture’s credit facility.
Consummation of the Mergers is subject to numerous conditions including, among others, MTR not receiving and accepting a superior proposal. In addition, Eldorado has been advised by MTR that it has received proposals that may lead to a superior proposal that would entitle it to terminate the Merger Agreement by paying Eldorado a $5.0 million termination fee plus reimbursement for out-of-pocket costs not to exceed $500,000. Under certain circumstances of non-performance by MTR, Eldorado Holdco may terminate the Merger Agreement and receive a $6.0 million termination fee plus reimbursement of out-of-pocket costs not to exceed $1.0 million.  Accordingly, there can be no assurances that the transactions contemplated by the Merger Agreement will be consummated on the terms described herein or at all.
Upon closing of the aforementioned Merger Agreement, the Company may distribute the shares of NewCo’s common stock received at closing to NGOF. Should that occur, the Company's operations will, subsequent to such date, reflect only the Company's ownership of Mesquite.  Management is unable to determine at this time the impact on the Company if the transactions contemplated by the Merger Agreement are consummated and the Company ultimately does not distribute the shares of NewCo to NGOF.
5. Investment in Mesquite
Mesquite is engaged in the hotel casino industry in Mesquite, Nevada through its wholly-owned subsidiaries C & HRV, LLC (doing business as Virgin River Hotel/Casino/Bingo) and VRCC, LLC and its wholly-owned subsidiaries 5.47 RBI, LLC and RBG, LLC (doing business as CasaBlanca Resort/Golf/Spa) and its wholly-owned subsidiary CasaBlanca Resorts, LLC (doing business as the Oasis Resort and Casino prior to its demolition which was substantially completed by August 31, 2013) and its wholly-owned subsidiaries Oasis Interval Ownership, LLC, Oasis Interval Management, LLC and Oasis Recreational Properties, Inc.
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
Changes in the Company’s investment in Mesquite during the years ended February 28, 2014 and 2013 are as follows:

	2014	2013
Balance, beginning of period	$3,580,222	$5,602,222
Equity in net income (loss) of Mesquite	664,000	(2,022,000)
Balance, end of period	$4,244,222	$3,580,222
The Company did not record any impairment related to its equity method investment in Mesquite during the years ended February 28, 2014 and February 28, 2013.

The following tables present condensed financial information of Mesquite as of December 31, 2013 and 2012 and for the years then ended (in thousands).

	2013	2012
Balance Sheets
Current assets	$13,959	$11,656
Property and equipment, net	57,248	60,242
Other assets, net	6,768	8,825
Total assets	$77,975	$80,723

Current liabilities	$12,175	$14,828
Other liabilities	57,495	59,250
Members' equity	8,305	6,645
Total liabilities and members' equity	$77,975	$80,723

	2013	2012
Statements of Operations
Net operating revenues	$93,781	$97,548
Operating income	$4,777	$952
Net income (loss)	$1,660	$(5,055)
6. Note Receivable, Mesquite
On August 22, 2013, the Company, through Blocker, loaned $14 million to Mesquite under a Second Lien Credit Agreement, dated as of August 22, 2013 (the “Mesquite Credit Agreement”), pursuant to which Mesquite borrowed a total of $35 million from the Company and other lenders not affiliated with the Company for the purpose of refinancing a portion of its existing indebtedness. Each of the other lenders, consisting of limited liability companies and trusts, has an ownership interest in Mesquite or has one or more members or beneficiaries who hold an ownership interest in Mesquite. The repayment of the indebtedness outstanding under the Mesquite Credit Agreement is secured by a second lien on substantially all of Mesquite’s real property, including that relating to its Casablanca Resort & Casino, its Virgin River Hotel and Casino, and the remaining assets at the Oasis site (the demolition of the Oasis Resort and Casino was largely completed in August 2013), each located in Mesquite, Nevada. The terms of the loan provide for the payment by Mesquite to each lender, including Blocker, of interest on the unpaid principal amount owed to such lender at the rate of 7% per annum over the period from August 22, 2013 to August 22, 2014, and at the rate of 8% per annum thereafter. During the term of the loan, interest is payable in cash, in arrears, monthly on the first day of each month, commencing on September 1, 2013. The principal amount of the loan, along with any accrued and unpaid interest, becomes due and payable on February 21, 2020. The indebtedness may, at the option of Mesquite, be prepaid in whole or in part, at any time without penalty, and repayment of the indebtedness may be accelerated upon the occurrence of an event of default, in accordance with the terms of the Mesquite Credit Agreement.
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
At February 28, 2014 and 2013, the Company owed $3,450,793 and $3,233,115, respectively, to the Newport Funds for expenses paid on the Company’s behalf since inception of the Company. There have been no repayments of such amounts advanced to the Company. The Newport Funds have agreed to waive demand of payment of the amounts advanced to the Company through March 1, 2015, and, accordingly, the liability is also reflected as long-term.
7. Income Taxes
Blocker, a wholly-owned subsidiary, has elected to be taxed as a corporation. Accordingly, equity in the flow-through earnings of Eldorado and Mesquite is taxed to Blocker. NGA incurs certain other costs, primarily associated with being a public company, including professional and other fees, which, for tax purposes, flow through to its members.
A reconciliation between the Company’s effective tax rate and the statutory tax rate for the years ended February 28, 2014 and 2013 follows:

	2014		2013
	Total	Percent	Total	Percent
Statutory federal rate	$1,406,202	35.00%	$(919,189)	35.00%
Amount not subject to corporate income taxes	(84,696)	(2.11)%	116,304	(4.43)%
Permanent items	—	—%	(108,022)	4.11%
Provision to tax return adjustments	—	—%	25,628	(0.97)%
Tax credit	(46,254)	(1.15)%	—	—%
Change in valuation allowance	(1,112,489)	(27.69)%	940,205	(35.80)%
Deferred True-up	478	0.01%	(54,926)	2.09%
Tax at effective rate	$163,241	4.06%	$—	—%
The Company has recorded a valuation allowance of 100% of its net deferred tax assets as of February 28, 2014 and 2013, as realization of the deferred tax asset is not considered more likely than not. In assessing the realizability of the deferred tax assets management considered whether future taxable income will be sufficient during the periods in which those temporary differences are deductible or before NOLs expire. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income and tax planning strategies in making this assessment.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used to determine taxable income for income tax reporting purposes. The following table presents the significant components of the non-current deferred tax assets (liabilities) of the Company and its consolidated subsidiaries related to its investments in Eldorado and Mesquite as of February 28, 2014 and 2013.

	2014	2013
Net operating loss carryforward	$—	$743,289
Tax credit carryforward	—	356,615
Basis difference for investments in investees	5,362,468	5,241,886
Acquisition costs	157,079	157,079
Contributions limitation and carryforward	85,000	218,168
Subtotal	5,604,547	6,717,037
Less: valuation allowance	(5,604,547)	(6,717,037)
Net deferred tax asset	$—	$—
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

NGA HOLDCO, LLC

Date: June 11, 2014	By:	/s/ Timothy T. Janszen
	Name:	Timothy T. Janszen
	Title:	Operating Manager
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy T. Janszen	Operating Manager and Principal Executive	June 11, 2014
Timothy T. Janszen	Officer (Principal Executive Officer)

/s/ Roger A. May	Manager, Principal Financial Officer and	June 11, 2014
Roger A. May	Principal Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Ryan Langdon	Manager	June 11, 2014
Ryan Langdon

Exhibit Index

Exhibit No.	Description

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

10.69
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

10.70
Amendment No. 1 to Agreement and Plan of Merger, dated as of September 9, 2013, between MTR Gaming Group, Inc., Eclair Holdings Company, Ridgeline Acquisition Corp., Eclair Acquisition Company, LLC, Eldorado HoldCo, LLC, and Thomas Reeg, Robert Jones and Gary Carano, as the Member Representative (Incorporated by reference to Exhibit 2.2 to the Current Report of MTR Gaming Group, Inc. (Commission File No. 000-20508) on Form 8-K filed with the Securities and Exchange Commission on November 19, 2013).

10.71
Amendment No. 2 to Agreement and Plan of Merger, dated as of September 9, 2013, between MTR Gaming Group, Inc., Eclair Holdings Company, Ridgeline Acquisition Corp., Eclair Acquisition Company, LLC, Eldorado HoldCo, LLC, and Thomas Reeg, Robert Jones and Gary Carano, as the Member Representative (Incorporated by reference to Exhibit 2.3 to the Current Report of MTR Gaming Group, Inc. (Commission File No. 000-20508) on Form 8-K filed with the Securities and Exchange Commission on February 13, 2014).

10.72
Amendment No. 3 to Agreement and Plan of Merger, dated as of September 9, 2013, between MTR Gaming Group, Inc., Eclair Holdings Company, Ridgeline Acquisition Corp., Eclair Acquisition Company, LLC, Eldorado HoldCo, LLC, and Thomas Reeg, Robert Jones and Gary Carano, as the Member Representative (Incorporated by reference to Exhibit 2.3 to the Current Report of MTR Gaming Group, Inc. (Commission File No. 000-20508) on Form 8-K filed with the Securities and Exchange Commission on May 13, 2014).

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

101
The following financial statements from NGA Holdco, LLC Annual Report on Form 10-K/A for the year ended February 28, 2014, filed with the Securities and Exchange Commission on June 11, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at February 28, 2014 and February 28, 2013, (ii) the Consolidated Statements of Operations for the years ended February 28, 2014, and February 28, 2013, (iii) the Consolidated Statement of Changes in Members’ Equity for the years ended February 28, 2014 and February 28, 2013, (iv) the Consolidated Statements of Cash Flows for the years ended February 28, 2014 and February 28, 2013, and (v) the Notes to Consolidated Financial Statements.