Form 10-Q
period 2014-05-31
NGA Holdco, LLC
filed 2014-07-15
CIK 1405621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2014
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
NGA HOLDCO, LLC
FORM 10-Q
INDEX

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
NGA HOLDCO, LLC
CONSOLIDATED BALANCE SHEETS

	May 31, 2014	February 28, 2014
	(Unaudited)
ASSETS
Current assets, consisting of cash	$2,189,670	$1,683,837
Other assets:
Investment in Eldorado	25,072,022	25,496,573
Investment in Mesquite	4,855,622	4,244,222
Note receivable, Mesquite	14,000,000	14,000,000
Due from the Newport Funds	5,179,772	5,179,772
	$51,297,086	$50,604,404
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Income taxes payable	$302,174	$163,241
Accounts payable and accrued expenses	73,228	810
	375,402	164,051
Due to the Newport Funds	3,483,714	3,450,793
	3,859,116	3,614,844
Members’ equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	57,544,874	57,544,874
Accumulated deficit	(10,110,710)	(10,559,120)
	47,437,970	46,989,560
	$51,297,086	$50,604,404
See notes to consolidated financial statements.

NGA HOLDCO, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	May 31,
	2014	2013
Interest income	$236,833	$—
Equity in net income of unconsolidated investees	455,849	1,625,403
Professional fees and other expenses	(105,339)	(74,398)
Income before income taxes	587,343	1,551,005
Income taxes	(138,933)	—
Net income	$448,410	$1,551,005

See notes to consolidated financial statements.

NGA HOLDCO, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	May 31,
	2014	2013
Operating activities:
Net income	$448,410	$1,551,005
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net (income) loss of Eldorado	424,551	(493,003)
Equity in net income of Mesquite	(880,400)	(1,132,400)
Increase in accounts payable and accrued expenses	72,417	43,970
Increase in income taxes payable	138,933	—
Net cash provided by (used in) operating activities	203,911	(30,428)

Investing activities:
Distributions received from Mesquite	269,000	—
Net cash provided by investing activities	269,000	—

Financing activities:
Advances received from the Newport Funds	32,922	30,428
Net cash provided by financing activities	32,922	30,428

Net increase in cash	505,833	—

Cash, beginning of period	1,683,837	1,330,211

Cash, end of period	$2,189,670	$1,330,211
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
The Company holds no equity interests other than its equity interests in Eldorado and Mesquite, along with any indirect interests it holds in other entities by virtue of its equity interests in Eldorado and Mesquite, and has no current plans to acquire any interest in another entity. However, if a proposed merger of Eldorado and another entity is consummated, the Eldorado Interest will be exchanged for shares of the combined entity.
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
Equity in the net income (loss) and other comprehensive income (loss) of unconsolidated investees
The Company recognizes equity in the net income (loss) and other comprehensive income (loss) of its unconsolidated investees on a calendar year basis. For example, the Company’s net income for the three months ended May 31, 2014 includes equity in the net income of its investees for the investees' three months ended March 31, 2014.
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
We evaluated our investment in Eldorado for possible impairment as of May 31, 2014 and determined that no impairment existed.
The following table presents unaudited condensed financial information of Eldorado for the three months ended March 31, 2014 and 2013 (in thousands):

	2014	2013
Net operating revenues	$57,030	$62,179
Operating income	$1,552	$6,025
Net income (loss)	$(2,333)	$2,087
The following table presents unaudited condensed financial information of one of Eldorado’s unconsolidated investees, the Silver Legacy Joint Venture, for the three months ended March 31, 2014 and 2013 (in thousands):

	2014	2013
Net operating revenues	$27,577	$26,818
Operating income	$1,431	$219
Net loss	$(1,306)	$(1,932)
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
Consummation of the Mergers is subject to numerous conditions including, among others, MTR receiving a superior proposal. In addition, Eldorado has been advised by MTR that it has received proposals that may lead to a superior proposal that would entitle it to terminate the Merger Agreement by paying Eldorado a $5.0 million termination fee plus reimbursement for out-of-pocket costs not to exceed $500,000. Under certain circumstances of non-performance by MTR, Eldorado Holdo may terminated the Merger Agreement and receive a $6.0 million termination fee plus reimbursement of out-of-pocket costs not to exceed $1.0 million.  Accordingly, there can be no assurances that the transactions contemplated by the Merger Agreement will be consummated on the terms described herein or at all.
Upon closing of the aforementioned Merger Agreement, the Company may distribute the shares of NewCo’s common stock received at closing to InvestCo for its distribution to NGOF. Should that occur, the Company's operations will, subsequent to such date, reflect only the Company's ownership of Mesquite.  Management is unable to determine at this time the impact on the Company if the transactions contemplated by the Merger Agreement are consummated and the Company ultimately does not distribute the shares of NewCo to InvestCo for its distribution to NGOF.
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
We evaluated our investment in Mesquite for possible impairment as of May 31, 2014 and determined that no impairment existed.
The following tables present unaudited condensed financial information of Mesquite for the three months ended March 31, 2014 and 2013 (in thousands):

	2014	2013
Net operating revenues	$26,476	$26,998
Operating income	$3,166	$4,296
Net income	$2,201	$2,831

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
At May 31, 2014 and February 28, 2014, the Company owed $3,483,714 and 3,450,793, respectively, to the Newport Funds for expenses paid on the Company’s behalf since inception of the Company. There have been no repayments of such amounts advanced on behalf of the Company and there is no formal agreement outlining the settlement of the receivable and payable between the Newport Funds and the Company. Accordingly, the receivable and payable are reflected as a non-current asset and a non-current liability, respectively, at May 31, 2014 and February 28, 2014.
8. Income Taxes
Blocker, a wholly-owned subsidiary of NGA, has elected to be taxed as a corporation. Accordingly, equity in the flow-through earnings of Eldorado and Mesquite, interest income from the Credit Agreement, and interest expense on intercompany borrowings received from Holdco to fund a portion of the Credit Agreement are taxed to Blocker. NGA recognizes interest income on intercompany loans to Blocker and incurs certain costs, primarily associated with being a public company, including professional and other fees, which, for tax purposes, flow through to its members. The Company has recorded a valuation allowance of 100% of its net deferred tax assets consisting primarily of impairment charges related to its investments in unconsolidated investees and the investees investments to recognize that realization of the deferred tax asset is not considered more likely than not. For these reasons, the Company’s effective tax rates for the periods presented are different than the statutory federal rate of 35%.
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
The following information should be read in conjunction with the consolidated financial statements included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended February 28, 2014, as filed with the United States Securities and Exchange Commission ("SEC").
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
Eldorado
Eldorado, through Resorts, owns and operates the Eldorado-Reno, a premier hotel/casino and entertainment facility in Reno, Nevada, and the Eldorado-Shreveport, an all-suite art deco-style hotel and a tri-level riverboat dockside casino complex situated along the Red River in Shreveport, Louisiana. Eldorado also owns, through Resorts, a 21.25% interest in Tamarack Junction, a small casino in south Reno that will be disposed of if the proposed transaction described under "Proposed Eldorado Transaction," below, closes on the terms of the below-describer merger agreement, as currently amended. Also, an approximately 96% owned subsidiary of Resorts (which may, pursuant to the Retained Interest Agreements, subsequently become 100% owned by Resorts if the proposed Eldorado transaction closes on the terms of the Merger Agreement, as amended) owns a 50% interest in a joint venture that owns the Silver Legacy Resort Casino, a major, themed hotel/casino located adjacent to Eldorado-Reno.
On June 1, 2011, Resorts and Eldorado Capital Corp., a Nevada Corporation that is a wholly-owned subsidiary of Resorts, completed the issuance of $180 million of 8.625% Senior Secured Notes due June 15, 2019 (the “Resorts Senior Notes”). Also, on June 1, 2011, Resorts entered into a new $30 million senior secured revolving credit facility that was available until May 30, 2014 (the “Resorts New Credit Facility”), which consisted of a $15 million term loan requiring principal payments of $1.25 million each quarter beginning September 30, 2011, and a $15 million revolving credit facility. Resorts did not renew the Resorts New Credit Facility when it matured on May 30, 2014. Proceeds from the issuance of the Resorts Senior Notes, together with borrowings under the Resorts New Credit Facility, were used to redeem approximately $230 million of previously outstanding debt owed by Resorts and its subsidiaries, of which approximately $31 million was held by Resorts. The remaining previously outstanding debt was redeemed on August 1, 2011, utilizing $9.7 million of restricted cash which was set aside on June 1, 2011 for the purpose of redeeming the notes that were called. Interest on the Senior Secured Notes is payable semiannually each June 15 and December 15 (commencing on December 15, 2011) to holders of record on the preceding June 1 or December 1, respectively. Interest on the credit facility was payable on the last day of the Eurodollar Rate loan, provided, however, that if the period exceeded three months the interest was payable on the respective dates that fell every three months after the beginning of the loan period. For each Base Rate loan, interest was payable as of the end of the respective quarter. The interest period could not have exceeded the maturity date of the credit facility for either a Eurodollar Rate loan or Base Rate loan.
Operational highlights for Eldorado for the three months ended March 31, 2014 included net operating revenues of approximately $57.0 million and operating expenses of approximately $53.7 million. Eldorado’s equity in the net losses of its unconsolidated affiliates was approximately $0.4 million and interest expense was approximately $3.9 million for the period. Eldorado's net loss for the quarter was approximately $2.3 million, compared with net income of approximately $2.1 million for the corresponding quarter of 2013. The year over year quarterly decrease in Eldorado's net income of approximately $4.4 million was due primarily to a decrease in operating revenues and an increase in acquisition charges of approximately $5.1 million and $1.4 million, respectively, partially offset by a reduction in operating expenses of approximately $1.7 million. The decrease in operating revenues was primarily the result of the July 2013 opening of a new casino which is located in Bossier City, Louisiana and competes directly with Eldorado-Shreveport.
Mesquite
Mesquite is engaged in the hotel casino industry in Mesquite, Nevada and owns and operates the Virgin River Hotel/Casino/Bingo and the CasaBlanca Resort/Casino/Golf/Spa. Mesquite also owns real estate on which the Oasis Resort & Casino was located prior to its demolition, which was largely completed in August 2013. In addition to casino and hotel activities,

Mesquite's operations also include vacation ownership interval sales, two golf courses, a full-service spa, a bowling center, and banquet and conference facilities.
On August 1, 2011, Mesquite completed the issuance of $62.5 million of Senior Secured Notes under its new loan facility that provided for interest at an annual rate of LIBOR (1.5% floor and 4.5% ceiling) plus 700 basis points and were due and payable August 1, 2016 (the “Mesquite Senior Notes”), and entered into a new $10 million senior secured revolving credit facility. Interest and principal on the Mesquite Senior Notes and interest on the senior secured revolving credit facility were payable quarterly.
On August 22, 2013, Mesquite completed its refinancing of the indebtedness then outstanding under the Mesquite Senior Notes and the senior secured credit facility utilizing the proceeds from the following: (a) $20 million of First Lien Notes issued to Nevada State Bank, due and payable August 21, 2019, that provide for interest at a 30-day LIBOR rate effective on the first day of each month plus an applicable margin which is determined by reference to Mesquite's senior leverage ratio (5.25% for a ratio greater than 2:1 and 4.75% for a ratio less than or equal to 2:1), (b) a three-year term, $6 million First Lien Revolver with Nevada State Bank, which is subject to the same interest terms as the First Lien Notes plus 0.25% quarterly on the unused principal portion of the First Lien Revolver, and (c) $35 million of Second Lien Notes issued to Wilmington Trust, due and payable February 21, 2020, that provide for no principal amortization and the payment of interest on the unpaid principal amount at the rate of 7% per annum over the period from August 22, 2013 to August 22, 2014, and at the rate of 8% per annum thereafter.
On August 22, 2013, the Company through Blocker loaned $14 million to Mesquite under a Second Lien Credit Agreement, dated as of August 22, 2013 (the “Credit Agreement”), pursuant to which Mesquite borrowed a total of $35 million from the Company and other lenders not affiliated with the Company for the purpose of refinancing a portion of its then existing indebtedness utilizing the proceeds from the borrowings under the Credit Agreement. Each of the other lenders under the Credit Agreement, consisting of limited liability companies and trusts, has an ownership interest in Mesquite or has one or more members or beneficiaries who hold an ownership interest in Mesquite. The repayment of the indebtedness outstanding under the Credit Agreement is secured by a second lien on substantially all of Mesquite’s real property, including that relating to its Casablanca Resort & Casino, its Virgin River Hotel and Casino, and its Oasis Hotel and Casino (the demolition of which was largely completed in August 2013), each located in Mesquite, Nevada. The indebtedness outstanding under the Credit Agreement may, at the option of Mesquite, be prepaid in whole or in part, at any time without penalty, and repayment of the indebtedness may be accelerated upon the occurrence of an event of default, in accordance with the terms of the Credit Agreement.
The Company's participation as a lender under the Credit Agreement was funded utilizing $1 million of cash on hand and a capital contribution from InvestCo in the amount of $13 million, which was provided to InvestCo by its equity owners, NGOF and NGCF, in the respective amounts of $11.3 million and $1.7 million.
Mesquite's results of operations tend to be seasonal in nature. During the year ended December 31, 2013, approximately 59% of Mesquite's operating income (less depreciation and amortization and other non-cash items) was generated in the first quarter and approximately 39% was generated in the second quarter, with the remainder being generated during the second half of the year. Consequently, Mesquite's results of operations for the three months ended March 31, 2014 should not be extrapolated to arrive at anticipated full year results for 2014. Operational highlights for Mesquite for the three months ended March 31, 2014 included net revenues of approximately $26.5 million, operating expenses of approximately $23.3 million, and interest expense of approximately $1.0 million. Net income for the quarter ended March 31, 2014 was approximately $2.2 million, compared with net income of approximately $2.8 million for the corresponding period of 2013. The year over year quarterly decrease in net income of approximately $0.6 million was due primarily to a decrease in net operating revenues and an increase in net operating expenses of approximately $0.5 million and $0.6 million, respectively partially offset by a reduction in interest expense of approximately $0.5 million . Mesquite's management believes that several additional factors, including general economic weakness in Nevada and neighboring states and high gasoline prices, continue to negatively affect operating results.
Results of Operations, Three Months Ended May 31, 2014 Compared to the Three Months Ended May 31, 2013
For the three months ended May 31, 2014, the Company’s equity in the net income of its unconsolidated investees was approximately $0.5 million, with Eldorado and Mesquite accounting for an approximate $0.4 million loss and $0.9 million gain, respectively, compared to approximately $1.6 million, with Eldorado and Mesquite accounting for approximate $0.5 million and $1.1 million gains, respectively, for the corresponding period of 2013. The decrease was primarily attributable to a decrease of approximately $0.9 million and $0.2 million in the Company's equity in the net income of Eldorado and Mesquite, respectively, when comparing the three months ended May 31, 2014 to the corresponding period of 2013. Professional fees and other expenses incurred by the Company during the quarter increased $30,941 when compared to the same period in 2013, due primarily to the timing of services. Income tax expense during the quarter increased $138,933 when compared to the same period in 2013 due to 2013 income tax expense having been reduced by the realization of net operating loss and tax credit carryforwards for which a valuation allowance had been previously provided.

Liquidity and Capital Resources
The Company expects to incur during the remainder of fiscal year 2014 approximately $0.2 million in costs associated with the Company’s ownership of its interests in Eldorado and Mesquite, not including any costs associated with the consummation of the proposed merger of Eldorado and another entity (see "Proposed Eldorado Transaction," below) as those costs cannot be reasonably estimated at this time. All costs incurred are expected to be funded by the Newport Funds. Thus, the Company has access to the resources needed to fund its operations and commitments during the remainder of fiscal year 2014. The Company has no current plans to make any additional investments, but see the discussion under "Proposed Eldorado Transaction, " below, regarding a proposed transaction pursuant to which the Company's interest in Eldorado may be converted into an interest in a new entity, of which Eldorado would, by merger, become a part.
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
On February 13, 2014, Eldorado and MTR entered into Amendment No. 2 to the Merger Agreement, which allows for the minority investors who own 3.8142% of ELLC (the "Minority Investors") to enter into agreements with Eldorado and MTR to transfer all of their interests in ELLC to Eldorado following closing of the merger for a portion (the "Retained Consideration") of the aggregate number of shares of NewCo to be delivered, as merger consideration, at closing to all members of Eldorado (collectively, the "Retained Interest Agreements"). Prior to its second amendment, the Merger Agreement required the Minority Investors to transfer their respective interests in ELLC to a wholly-owned subsidiary of Eldorado on or prior to the closing date. Pursuant to the Retained Interest Agreements, the Minority Investors will grant a wholly-owned subsidiary of Eldorado a right, exercisable for three months commencing on the first business day after the first anniversary of the closing date of the mergers, to acquire all of their interests in ELLC in exchange for payment of the Retained Consideration.  This wholly-owned subsidiary of Eldorado will grant a right, pursuant to the Retained Interest Agreements, to the Minority Investors, exercisable for three months commencing on the first business day after the second anniversary of the closing date of the mergers, to put to it all of the Minority Investors’ interests in ELLC in exchange for payment of the Retained Consideration.  The Retained Consideration shall mean the number of shares of NewCo common stock equal to the estimated value of ELLC’s interest in Silver Legacy (as calculated in accordance with the provisions of the Merger Agreement), multiplied by the portion of the outstanding interests in ELLC (expressed as a percentage) represented by the interests in ELLC held by the Minority Investors.  The number of shares of NewCo common stock issuable at closing to all members of Eldorado shall be reduced by the number of shares of NewCo common stock equal to the Retained Consideration.
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
Under the terms of the Merger Agreement, as amended, the transaction value of Eldorado will be determined by Eldorado’s adjusted EBITDA for the twelve-month period specified in the Merger Agreement multiplied by 6.81, less adjustments depending on Eldorado’s excess cash, outstanding debt, and working capital based upon an agreed upon working capital target for Eldorado, an amount equal to certain transaction expenses of MTR which is capped at $7.0 million, the value of Eldorado’s interest in the Silver Legacy Joint Venture, and the amount of restricted cash on Eldorado’s balance sheet (if any) relating to the credit support required in connection with the Silver Legacy Joint Venture’s credit facility. Based on Eldorado’s adjusted EBITDA for the twelve-month period ended September 30, 2013 (including its interest in Silver Legacy), Eldorado’s owners, including the Company, would receive in exchange for their current interests in Eldorado, an aggregate of approximately 35.6 million shares, or approximately 55% of the total shares, in NewCo valued at $6.05 per share. These valuation metrics and the Company’s percentage ownership interest in Eldorado would yield a value to the Company that exceeds the Company’s current carrying value of its investment in Eldorado. Based upon this calculation, the Company would at closing acquire ownership of between 9% and 10% of NewCo, depending on the number of shares purchased pursuant to the cash option.

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
Upon closing of the aforementioned Merger Agreement, which is not assured, the Company may distribute the shares of NewCo common stock received at closing to InvestCo for its distribution to NGOF. Should that occur, the Company's operations will, subsequent to such date, reflect only the Company's ownership of Mesquite and will no longer reflect the Company's current ownership of the Eldorado Interest. The Company is unable to determine at this time the impact on the Company if the transactions contemplated by the Merger Agreement are consummated and the Company ultimately does not distribute the shares of NewCo to InvestCo for its distribution to NGOF.
Critical Accounting Estimates and Policies
A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended February 28, 2014. There have been no material changes to those policies during the three months ended May 31, 2014.
Recently Issued Accounting Standards
No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our future financial position, results of operations, or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was performed by management, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective as of May 31, 2014.
Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting. Based on that evaluation, there have been no changes in our internal control over financial reporting during the three month period ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

NGA HOLDCO, LLC

Date: July 15, 2014	By:	/S/ TIMOTHY T. JANSZEN
Timothy T. Janszen Operating Manager (Principal Executive Officer)

Date: July 15, 2014	By:	/S/ ROGER A. MAY
Roger A. May Manager (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
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

10.2
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

10.3
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

10.4
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

101
The following financial statements from NGA Holdco, LLC's Quarterly Report on Form 10-Q for the three months ended May 31, 2014, filed with the Securities and Exchange Commission on July 15, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at May 31, 2014 and February 28, 2014; (ii) the Consolidated Statements of Operations for the three months ended May 31, 2014 and 2013; (iii) the Consolidated Statements of Cash Flows for the three months ended May 31, 2014 and 2013; and (iv) the Notes to Consolidated Financial Statements.