Form 10-Q
period 2014-08-31
NGA Holdco, LLC
filed 2014-10-15
CIK 1405621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2014
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

NGA HOLDCO, LLC
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
NGA HOLDCO, LLC
CONSOLIDATED BALANCE SHEETS

	August 31, 2014	February 28, 2014
	(Unaudited)
ASSETS
Current assets, consisting of cash	$2,440,115	$1,683,837
Other assets:
Investment in Eldorado	25,521,584	25,496,573
Investment in Mesquite	5,148,022	4,244,222
Note receivable, Mesquite	14,000,000	14,000,000
Due from the Newport Funds	5,179,772	5,179,772
	$52,289,493	$50,604,404
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Income taxes payable	$500,625	$163,241
Accounts payable and accrued expenses	5,851	810
	506,476	164,051
Due to the Newport Funds	3,590,828	3,450,793
	4,097,304	3,614,844
Members’ equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	57,544,874	57,544,874
Accumulated equity in other comprehensive income of unconsolidated investees	282,966	—
Accumulated deficit	(9,639,457)	(10,559,120)
	48,192,189	46,989,560
	$52,289,493	$50,604,404
See notes to consolidated financial statements.

NGA HOLDCO, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2014	2013	2014	2013
Interest income	$250,445	$—	$487,278	$—
Equity in net income of unconsolidated investees	760,872	2,525,486	1,216,721	4,150,889
Professional fees and other expenses	(39,737)	(39,848)	(145,076)	(114,246)
Income before income taxes	971,580	2,485,638	1,558,923	4,036,643
Income taxes	(198,451)	—	(337,384)	—
Net income	773,129	2,485,638	1,221,539	4,036,643
Equity in other comprehensive loss of unconsolidated investee	(18,910)	—	(18,910)
Comprehensive income	$754,219	$2,485,638	$1,202,629	$4,036,643

See notes to consolidated financial statements.

NGA HOLDCO, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	August 31,
	2014	2013
Operating activities:
Net income	$1,221,539	$4,036,643
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net (income) loss of Eldorado	(43,921)	(1,291,289)
Equity in net income of Mesquite	(1,172,800)	(2,859,600)
Increase (decrease) in accounts payable and accrued expenses	5,041	(9,761)
Increase in income taxes payable	337,384	—
Net cash provided by (used in) operating activities	347,243	(124,007)

Investing activities:
Loan to Mesquite		(14,000,000)
Distributions received from equity investment in Eldorado		546,852
Distributions received from equity investment in Mesquite	269,000	—
Net cash provided by (used in) investing activities	269,000	(13,453,148)

Financing activities:
Capital contributions	—	13,000,000
Advances received from the Newport Funds	140,035	124,007
Net cash provided by financing activities	140,035	13,124,007

Net increase (decrease) in cash	756,278	(453,148)

Cash, beginning of period	1,683,837	1,330,211

Cash, end of period	$2,440,115	$877,063
See notes to consolidated financial statements.

NGA HOLDCO, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Business activities
NGA HoldCo, LLC, a Nevada limited liability company (“NGA”), was formed on January 8, 2007 at the direction of Newport Global Opportunities Fund LP, a Delaware limited partnership (“NGOF”) and an affiliate of Newport Global Advisors LP, a Delaware limited partnership (“Newport”). NGA was formed for the primary purpose of holding equity, directly or indirectly through its subsidiaries, in one or more entities related to the gaming industry. The Company has two wholly owned subsidiaries, NGA Blocker, LLC, a Nevada limited liability company (“Blocker”), and NGA AcquisitionCo, LLC, a Nevada limited liability company owned indirectly through Blocker (“AcquisitionCo”), each of which was formed on January 8, 2007 (collectively with NGA, the “Company”).
The Company has had no revenue generating business since inception. During the period covered by this report, the Company's business plan consisted primarily of its holding, through AcquisitionCo, of a 17.0359% equity interest (the “Eldorado Interest”) in Eldorado Holdco LLC, a Nevada limited liability company (“Eldorado”) and a 40% equity interest (the “Mesquite Interest”) in Mesquite Gaming LLC, a Nevada limited liability company (“Mesquite”). The Eldorado Interest was effectively acquired December 14, 2007 (the “Eldorado Acquisition”), in exchange for certain first mortgage bonds and preferred equity interests (the “Eldorado-Shreveport Investments”) valued at $38,314,863. The Mesquite Interest was acquired August 1, 2011 (the “Mesquite Acquisition”), in exchange for $8,222,222 in cash, of which $7,222,222 and $1,000,000 were contributed to the Company by NGOF and Newport Global Credit Fund (“NGCF,” and collectively with NGOF, the “Newport Funds”), respectively.
Except as otherwise indicated, the discussions, information and amounts contained in this report which pertain to Eldorado are reported as of and/or for Eldorado's three and six months ended June 30, 2014 and 2013 or as of and/or for the Company's three and six months ended August 31, 2014 and 2013, as applicable.
On September 19, 2014 ("Effective Date"), upon consummation of a merger between MTR Gaming, Inc. ("MTR") and Eldorado (the "Eldorado Merger"), and in accordance with an Agreement and Plan of Merger, dated as of September 9, 2013, as amended on November 18, 2013, February 13, 2014 and May 13, 2014, by and among MTR, Eldorado, Eldorado Resorts, Inc. ("ERI," a Nevada corporation formerly known as Eclair Holdings Company) and certain affiliates of ERI and Eldorado (the “Merger Agreement”), the Company previous Eldorado Interest was converted to 3,978,573 shares of common stock, $0.00001 par value, representing an approximate 8.6% ownership interest in ERI (the "ERI shares") in exchange for the Eldorado Interest. Subsequent to the consummation of the Eldorado Merger, the Company's business plan consists primarily of its holding, through AcquisitionCo, of the ERI shares and the Mesquite Interest. See Note 10, "Subsequent Events - Eldorado Transaction," below.
Prior to the Eldorado Merger, Eldorado owned entities that own and operate the Eldorado Hotel & Casino located in Reno, Nevada and the Eldorado Resort Casino Shreveport located in Shreveport, Louisiana. Eldorado also owned, through a wholly owned subsidiary, an approximate 21% interest ("the "Tamarack Interest") in a joint venture that owns and operates Tamarack Junction Casino & Restaurant, a small casino located in Reno, Nevada. In addition, Eldorado owned an approximate 96% interest in Eldorado Limited Liability Company, a Nevada limited liability company and subsidiary of Eldorado ("ELLC")which owns a 50% interest in a joint venture (the "Silver Legacy Joint Venture") that owns and operates the Silver Legacy Resort Casino (which is seamlessly connected to the Eldorado Hotel & Casino). Eldorado's Tamarack Interest was disposed of in connection with the consummation of the Eldorado Merger. Also in connection with the consummation of the Eldorado Merger, ELLC, ERI, Eldorado Resorts LLC ("Resorts," a Nevada corporation which became a subsidiary of ERI upon consummation of the Eldorado Merger), entered into a Retained Interest Agreement, as contemplated by the Merger Agreement, with Recreational Enterprises, Inc. ("REI") and Hotel-Casino Management, Inc. ("HCM"), the minority owners of ELLC. Subsequent to the Eldorado Merger, ERI owns (directly or indirectly) and operates five properties including the Eldorado Hotel & Casino, the Eldorado Resort Casino Shreveport, Scioto Downs Racino located in Columbus, OH, Mountaineer Casino Racetrack & Resort located in Chester, WV, and Presque Isle Downs & Casino located in Erie, PA. In addition, ERI also owns a 50% interest in the Silver Legacy Resort Casino (a 50/50 joint venture with MGM Resorts International), The six properties contain a combined 3,300 hotel rooms, 280 table games, 32 restaurants, and approximately 10,000 slot machines and video lottery terminals.
Mesquite is engaged in the casino resort industry in Mesquite, Nevada through wholly owned subsidiaries that own and operate the CasaBlanca Resort/Casino/Golf/Spa, the Virgin River Hotel/Casino/Bingo, two championship golf courses, a full-service spa, a bowling center, a gun club, restaurants, and banquet and conference facilities. Mesquite also owns real estate on which the Oasis Resort & Casino was located prior to its demolition, which was substantially completed by August 31, 2013.

The Company holds no equity interests other than the equity interest in ERI evidenced by the ERI shares acquired in exchange for the Eldorado Interest and the Mesquite Interest, along with any indirect interests it may, from time to time, hold in other entities by virtue of its equity interests in ERI and Mesquite. The Company has no current plans to acquire any equity interest in another entity.
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
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Accounting and Presentation
The Company prepares its financial statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of NGA and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Until September 19, 2014 (Note 10), the Company's investments in Mesquite and Eldorado (Notes 4 and 5) were accounted for using the equity method of accounting. Accordingly, for all periods presented in this report, the Company measures all of its assets and liabilities on the historical cost basis of accounting except as required by GAAP. Such assets are evaluated at least annually (and more frequently when circumstances warrant) to determine if events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of such events or changes in circumstances that might indicate impairment testing is warranted might include an adverse change in the legal, regulatory or business climate relative to gaming nationally or in the jurisdictions in which the Company’s investees operate, or a significant long-term decline in historical or forecasted earnings or cash flows of the investee or the fair value of its property or business, possibly as a result of competitive or other economic or political factors. In evaluating whether a loss in value is other than temporary, the Company considers: (1) the length of time and the extent to which the fair value or market value has been less than cost; (2) the financial condition and near-term prospects of the investee, including any specific events which may influence the operations; (3) the Company’s intent and ability to retain its investments in the investee for a period of time sufficient to allow for any anticipated recovery in fair value; (4) the condition and trend of the economic cycle; (5) the investee’s historical and forecasted financial performance; (6) trends in the general market; and (7) the investee’s capital strength and liquidity.
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
Equity in the net income (loss) and other comprehensive income (loss) of unconsolidated investees
Through September 19, 2014 (Note 10), the Company recognized equity in the net income (loss) and other comprehensive income (loss) of its unconsolidated investees on a calendar year basis. For example, the Company’s net income for the six months ended August 31, 2014 included equity in the net income of its investees for the investees' six months ended June 30, 2014.
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
Management
The VoteCo Equityholders, through VoteCo, control all matters of the Company that are subject to the vote of members, including the appointment and removal of managers. Each of the VoteCo Equityholders is a member of the Company’s board of managers, and Mr. Janszen is the Company’s operating manager who has responsibility for the day-to-day management of the Company. The Class B Units issued to InvestCo allow it and its investors to invest in the Company without having any voting power or power to control the operations or affairs of the Company, except as otherwise required by law. If InvestCo and its investors had any of the power to control the operations or affairs of the Company afforded to holders of the Class A Units, they and their respective constituent equityholders would generally be required to be licensed or found suitable under the gaming laws and regulations of the States of Nevada, Louisiana, Ohio, West Virginia and Pennsylvania.
4. Investment in Eldorado
On December 14, 2007, the Company, through AcquisitionCo, effectively acquired the Eldorado Interest by transferring the Eldorado-Shreveport Investments in part to Resorts and the balance to Donald L. Carano (“Carano”), free and clear of any liens. The Eldorado-Shreveport Investments included first mortgage bonds due 2012 co-issued by Eldorado Casino Shreveport Joint Venture (the “Louisiana Partnership”) and Shreveport Capital Corporation, a wholly owned subsidiary of the Louisiana Partnership (the “Mortgage Bonds”) and 11,000 preferred shares issued by Shreveport Gaming Holdings, Inc. (“SGH”), then a partner of the Louisiana Partnership, that is not affiliated with Resorts or the Company. The original principal amount of the Mortgage Bonds was $38,045,363. Previously, in May 2007, NGOF contributed the Eldorado-Shreveport Investments to the Company at the estimated fair value of such investments as of that date. Effective April 1, 2009, Resorts became a wholly owned subsidiary of Eldorado when all of the members of Resorts, including AcquisitionCo, exchanged their interests in Resorts for identical interests in Eldorado. Of the Company’s 17.0359% Eldorado Interest, 14.47% and 2.5659% interests were acquired directly from Resorts and Carano, respectively.
As a limited liability company, Eldorado was generally not subject to federal income taxes during the period that the Company held the Eldorado Interest and its members were required to include their respective shares of Eldorado’s taxable income in their respective income tax returns. Eldorado’s operating agreement provided that the board of managers would distribute each year to each member an amount equal to such member’s allocable share of taxable income multiplied by the highest marginal combined federal, state, and local income tax rate applicable to the members for that year.

We evaluated our investment in Eldorado for possible impairment as of August 31, 2014 and determined that no impairment existed.
The following table presents unaudited condensed financial information of Eldorado for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net operating revenues	$61,749	$65,828	$118,779	$128,007
Operating income	$6,775	$10,500	$8,327	$16,525
Net income	$2,909	$6,548	$576	$8,635
The following table presents unaudited condensed financial information of an Eldorado unconsolidated investee, the Silver Legacy Joint Venture, for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net operating revenues	$35,516	$34,886	$63,093	$61,704
Operating income	$6,640	$5,728	$8,071	$5,947
Net loss	$3,882	$3,406	$2,576	$1,474
See Note 10, "Subsequent Events - Eldorado Transaction," below.
5. Investment in Mesquite
Mesquite is engaged in the hotel casino industry in Mesquite, Nevada through its wholly owned subsidiaries C & HRV, LLC (doing business as Virgin River Hotel/Casino/Bingo) and VRCC, LLC and its wholly owned subsidiaries, 5.47 RBI, LLC and RBG, LLC (doing business as CasaBlanca Resort/Casino/Golf/Spa), and its wholly owned subsidiary, CasaBlanca Resorts, LLC (known as the Oasis Resort and Casino prior to its demolition which commenced in May 2013 and was substantially completed in August 2013) and its wholly owned subsidiaries, Oasis Interval Ownership, LLC, Oasis Interval Management, LLC and Oasis Recreational Properties, Inc.
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
We evaluated our investment in Mesquite for possible impairment as of August 31, 2014 and determined that no impairment existed.
The following tables present unaudited condensed financial information of Mesquite for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net operating revenues	$24,332	$24,546	$50,808	$51,544
Operating income	$1,842	$2,403	$5,008	$6,699
Net income	$731	$4,318	$2,932	$7,149

6. Note Receivable, Mesquite
On August 22, 2013, the Company, through Blocker, loaned $14 million to Mesquite under a Second Lien Credit Agreement, dated as of August 22, 2013 (the “Credit Agreement”), pursuant to which Mesquite borrowed a total of $35 million from the Company and other lenders not affiliated with the Company for the purpose of refinancing a portion of its existing indebtedness. Each of the other lenders, consisting of limited liability companies and trusts, has an ownership interest in Mesquite or has one or more members or beneficiaries who hold an ownership interest in Mesquite. The repayment of the indebtedness outstanding under the Credit Agreement is secured by a second lien on substantially all of Mesquite’s real property, including that relating to its Casablanca Resort & Casino, its Virgin River Hotel and Casino, and its Oasis Hotel and Casino (the demolition of which was largely completed in August 2013), each located in Mesquite, Nevada. The terms of the loan originally provided for the payment by Mesquite to each lender, including Blocker, of interest on the unpaid principal amount owed to such lender at the rate of 7% per annum over the period from August 22, 2013 to August 22, 2014, and at the rate of 8% per annum thereafter. However, on August 14, 2014, Mesquite and the various lenders entered into Amendment No.1 to the Credit Agreement, which extended the date through with Mesquite pays interest at 7% per annum from August 22, 2014 to January 1, 2015. During the term of the loan, interest is payable in cash, in arrears, monthly on the first day of each month, commencing on September 1, 2013. The principal amount of the loan, along with any accrued and unpaid interest, becomes due and payable on February 21, 2020. The indebtedness may, at the option of Mesquite, be prepaid in whole or in part, at any time without penalty, and repayment of the indebtedness may be accelerated upon the occurrence of an event of default, in accordance with the terms of the Credit Agreement.
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
At August 31, 2014 and February 28, 2014, the Company owed $3,590,828 and 3,450,793, respectively, to the Newport Funds for expenses paid on the Company’s behalf since inception of the Company. There have been no repayments of such amounts advanced on behalf of the Company and there is no formal agreement outlining the settlement of the receivable and payable between the Newport Funds and the Company. Accordingly, the receivable and payable are reflected as a non-current asset and a non-current liability, respectively, at August 31, 2014 and February 28, 2014.
8. Income Taxes
Blocker, a wholly owned subsidiary of NGA, has elected to be taxed as a corporation. Accordingly, equity in the flow-through earnings of Eldorado and Mesquite, interest income from the Credit Agreement, and interest expense on intercompany borrowings received from Holdco to fund a portion of the Credit Agreement are taxed to Blocker. NGA recognizes interest income on intercompany loans to Blocker and incurs certain costs, primarily associated with being a public company, including professional and other fees, which, for tax purposes, flow through to its members. To recognize that realization of its deferred tax asset is not considered more likely than not, the Company has recorded a valuation allowance of 100% of its net deferred tax assets consisting primarily of impairment charges related to its investments in unconsolidated investees and the investees' investments. For these reasons, the Company’s effective tax rates for the periods presented are different than the statutory federal rate of 35%.
9. Financial Instruments
Except for cash and the note receivable from Mesquite (which management believes approximates its fair value based on current market conditions for instruments with similar collateral, interest rates, and maturity dates), the only significant financial instruments the Company has are its investments in unconsolidated investees accounted for using the equity method (for which fair value disclosure is not required by GAAP) and amounts due to and from the Newport Funds. There is no formal agreement between the Company and the Newport Funds related to the amounts due, including no stated right of offset, repayment terms, and interest rate or method. Accordingly, it is not practical to estimate the fair value of such financial instruments.

10. Subsequent Events - Eldorado Transaction
Effective September 19, 2014, as a result of the transaction described and designated above as the Eldorado Merger, which was accounted for by ERI as a “reverse merger,” the Company’s previous Eldorado Interest was converted into 3,978,573 shares of common stock, $0.00001 par value, thus being reduced to approximately an 8.6% ownership interest in the larger, merged entity. Under GAAP, the Company’s investment in Eldorado will no longer qualify for use of the equity method of accounting and, since its Eldorado Interest was converted to the form of marketable equity securities, it must be carried prospectively at fair market value based on current trading activity. Consistent with management’s intent, the investment will be classified as available-for-sale securities. Accordingly, since the fair market value at the effective date of the equity conversion of the shares received was less than the previous carrying value of the investment, the conversion resulted in a reduction in the asset carrying value offset by a charge to other comprehensive loss and members’ equity for an unrealized holding loss of approximately $8.2 million in the third quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read in conjunction with the consolidated financial statements included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended February 28, 2014, as filed with the United States Securities and Exchange Commission ("SEC").
Overview
The Company and its subsidiaries were formed as legal entities in January 2007 for the primary purpose of holding equity in one or more entities related to the gaming industry, and to exercise the rights, and manage the distributions received, in connection with those holdings. The Company’s 17.0359% equity interest in Eldorado (the "Eldorado Interest") and 40% equity interest in Mesquite (the "Mesquite Interest") were effectively acquired on December 14, 2007 and August 1, 2011, respectively. Subsequent to the periods covered by this report, on September 19, 2014, upon consummation of a merger between MTR Gaming, Inc. ("MTR") and Eldorado (the "Eldorado Merger"), and in accordance with an Agreement and Plan of Merger, dated as of September 9, 2013, as amended on November 18, 2013, February 13, 2014 and May 13, 2014, by and among MTR, Resorts, Eldorado Resorts, Inc. ("ERI," a Nevada corporation formerly known as Eclair Holdings Company) and certain affiliates of ERI and Eldorado (the “Merger Agreement”), 3,978,573 shares of Eldorado Resorts, Inc. ("ERI," a Nevada corporation formerly known as Eclair Holdings Company) common stock, $0.00001 par value, representing an approximate 8.6% ownership interest (the "ERI shares") were received by the Company in exchange for the Eldorado Interest. For additional information regarding the Eldorado Merger, see Note 10, "Subsequent Events - Eldorado Transaction" in Part I, Item I of this report, which information is incorporated in this Item II by this reference.
The Company has had no revenue generating business since inception. Its only operations have consisted of equity in the net income (losses) of Eldorado (prior to September 19, 2014) and Mesquite, interest income earned on the Eldorado-Shreveport Investments, gains and/or losses on its marketable securities (subsequent to September 19, 2014), and nominal administrative expenses.
Eldorado
Except as otherwise indicated, the discussions, information and amounts contained in this report which pertain to Eldorado are reported as of and/or for Eldorado's three and six months ended June 30, 2014 or as of and/or for the Company's three and six months ended August 31, 2014, as applicable. The Eldorado Merger and its effects on the Company's investment are discussed in greater detail under "Eldorado Transaction," below.
Through the periods covered by this report, Eldorado, through Resorts, owned and operated the Eldorado-Reno, a premier hotel/casino and entertainment facility in Reno, Nevada, and the Eldorado-Shreveport, an all-suite art deco-style hotel and a tri-level riverboat dockside casino complex situated along the Red River in Shreveport, Louisiana. Eldorado also owned, through Resorts, a 21.25% interest in Tamarack Junction, a small casino in south Reno that was disposed of in conjunction with the Eldorado Merger. Also, an approximately 96% owned subsidiary of Resorts owned a 50% interest in a joint venture that owns the Silver Legacy Resort Casino, a major, themed hotel/casino located adjacent to Eldorado-Reno.
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
Subsequent to the Eldorado Merger, ERI's debt is comprised of the Resorts Senior Notes and $565 million of 11.5% Senior Secured Second Lien Notes issued by MTR on August 1, 2011 and due August 1, 2019.
Operational highlights for Eldorado for the three months ended June 30, 2014 included net operating revenues of approximately $61.7 million and operating expenses of approximately $56.1 million. Eldorado’s equity in the net income of its unconsolidated affiliates was approximately $2.2 million and interest expense was approximately $3.9 million for the period. Eldorado's net income for the quarter was approximately $2.9 million, compared with net income of approximately $6.5 million for the corresponding quarter of 2013. The year over year quarterly decrease in Eldorado's net income of approximately $3.6 million was due primarily to a decrease in operating revenues and an increase in acquisition charges of approximately $4.1 million and $1.1 million, respectively, partially offset by a reduction in operating expenses of approximately $1.2 million. For the six months ended June 30, 2014, net operating revenues were approximately $118.8 million and operating expenses were approximately $109.8 million, while equity in net income of unconsolidated affiliates was approximately $1.8 million and interest expense was approximately $7.8 million for the period. The net result for the six months ended June 30, 2014 was net income of approximately $0.6 million, compared with net income of approximately $8.6 million for the corresponding period of 2013. For the six months ended June 30, 2014, the year over year decrease in Eldorado's net income of approximately $8.1 million was due primarily to a decrease in operating revenues and an increase in acquisition charges of approximately $9.2 million and $2.5 million, respectively, partially offset by a reduction in operating expenses of approximately $3.0 million.The decreases in operating revenues during the three and six months ended June 30, 2014 were primarily the result of the July 2013 opening of a new casino which is located in Bossier City, Louisiana and competes directly with Eldorado-Shreveport.
In connection with the Eldorado Merger, Eldorado, ERI and the Company entered into an Assignment and Assumption of Registration Rights Agreement, pursuant to which ERI assumed the obligations of Eldorado under the Registration Rights Agreement dated December 14, 2007, as amended April 1, 2009, by and among Eldorado and the Company. Pursuant to the Assignment and Assumption of Registration Rights Agreement, ERI acknowledged that the Company’s rights with respect to the registration of membership interests in Eldorado owned by the Company apply to the shares of ERI common stock held by the Company and assumed the obligations of Eldorado with respect to the registration of the sale of ERI common stock held by the Company.
Prior to the Effective Date, the Company's investments in Mesquite and Eldorado (Notes 4 and 5) were accounted for using the equity method of accounting with the Company recognizing equity in the net income (loss) and other comprehensive income (loss) of its unconsolidated investees on a calendar year basis. For example, the Company’s net income for the six months ended August 31, 2014 includes equity in the net income of its investees for the investees' six months ended June 30, 2014. Subsequent to the Effective Date, the Company's investment in Mesquite continues to be accounted for using the equity method of accounting with the Company continuing to recognize equity in the net income (loss) and other comprehensive income (loss) of Mesquite on a calendar year basis, while the Company's ERI shares are classified, and accounted for, as available-for-sale securities.
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
Mesquite's results of operations tend to be seasonal in nature. During the year ended December 31, 2013, approximately 59% of Mesquite's operating income (less depreciation and amortization and other non-cash items) was generated in the first quarter and approximately 39% was generated in the second quarter, with the remainder being generated during the second half of the year. Consequently, Mesquite's results of operations for the three months ended June 30, 2014 should not be extrapolated to arrive at anticipated full year results for 2014. Operational highlights for Mesquite for the three months ended June 30, 2014 included net revenues of approximately $24.3 million, operating expenses of approximately $22.5 million, and interest expense of approximately $0.9 million. Net income for the quarter ended June 30, 2014 was approximately $0.7 million, compared with net income of approximately $4.3 million for the corresponding period of 2013. The year over year quarterly decrease in net income of approximately $3.6 million was due primarily to a $4.0 million decrease in the gain on the sale and disposal of assets, along with a decrease in net operating revenues and an increase in net operating expenses of approximately $0.2 million and $0.3 million, respectively. The decrease was partially offset by a reduction in interest expense of approximately $0.4 million. For the six months ended June 30, 2014, net revenues were approximately $50.8 million and operating expenses were approximately $45.8 million, while interest expense was approximately $1.9 million for the period. The net result for the six months ended June 30, 2014 was net income of approximately $2.9 million, compared with net income of approximately $7.1 million for the corresponding period of 2013. For the six months ended June 30, 2014, the year over year decrease in Mesquite's net income of approximately $4.2 million was due primarily to a $4.0 million decrease in the gain on the sale and disposal of assets, along with a $0.7 million and $1.0 million decrease and increase in net operating revenues and net operating expenses, respectively, partially offset by a $0.9 million decrease in interest expense. Mesquite's management believes that several additional factors, including general economic weakness in Nevada and neighboring states and high gasoline prices, continue to negatively affect operating results.
Results of Operations, Three Months Ended August 31, 2014 Compared to the Three Months Ended August 31, 2013
For the three months ended August 31, 2014, the Company’s equity in the net income of its unconsolidated investees was approximately $0.8 million, with Eldorado and Mesquite accounting for approximate $0.5 million and $0.3 million gains, respectively, compared to approximately $2.5 million, with Eldorado and Mesquite accounting for approximate $0.8 million and $1.7 million gains, respectively, for the corresponding period of 2013. The decrease was primarily attributable to a decrease of approximately $0.3 million and $1.4 million in the Company's equity in the net income of Eldorado and Mesquite, respectively, when comparing the three months ended August 31, 2014 to the corresponding period of 2013. Professional fees and other expenses incurred by the Company during the quarter were consistent with those incurred during the same period in 2013. Income tax expense during the quarter increased $198,451 when compared to the same period in 2013 due to 2013 income tax expense having been reduced by the realization of net operating loss and tax credit carryforwards for which a valuation allowance had been previously provided.
Results of Operations, Six Months Ended August 31, 2014 Compared to the Six Months Ended August 31, 2013
For the six months ended August 31, 2014, the Company’s equity in the net income of its unconsolidated investees was approximately $1.2 million, with Eldorado and Mesquite accounting for approximate $0.04 million and $1.2 million gains, respectively, compared to approximately $4.2 million, with Eldorado and Mesquite accounting for approximate $1.3 million and $2.9 million gains, respectively, for the corresponding period of 2013. The decrease was primarily attributable to a decrease of approximately $1.2 million and $1.7 million in the Company's equity in the net income of Eldorado and Mesquite, respectively, when comparing the six months ended August 31, 2014 to the corresponding period of 2013. Professional fees and other expenses incurred by the Company during the six months ended August 31, 2014 increased $30,830 when compared to the same period in 2013, due primarily to the timing of services. Income tax expense during the period increased $337,384 when compared to the same period in 2013 due to 2013 income tax expense having been reduced by the realization of net operating loss and tax credit carryforwards for which a valuation allowance had been previously provided.
Liquidity and Capital Resources
The Company expects to incur during the remainder of fiscal year 2014 approximately $0.1 million in costs associated with the Company’s ownership of its equity interests in Eldorado (and, subsequent to September 19, 2014, ERI) and Mesquite. All costs incurred are expected to be funded by the Newport Funds. Thus, the Company has access to the resources needed to fund its operations and commitments during the remainder of fiscal year 2014. The Company has no current plans to make any additional investments, but see Note 10, "Subsequent Events - Eldorado Transaction" for information regarding the September 19, 2014 Eldorado Merger.
Eldorado Transaction
The principal component of the Company’s operating performance is its equity in net income of its unconsolidated investees. During the periods covered by this report, the Company’s equity interests consisted of a 17.0359 % equity interest in Eldorado HoldCo, LLC, and a 40% equity interest in Mesquite Gaming LLC. As a result of the Eldorado Merger, the Company’s 17.0359% equity interest in Eldorado HoldCo LLC was converted to an equity interest of approximately 8.6% in Eldorado Resorts, Inc., effective September 19, 2014. The post-merger operations of Eldorado Resorts, Inc. represent a consolidation of the pre-merger operations of Eldorado HoldCo, LLC and those of MTR Gaming, Inc. in accordance with the terms of the merger agreement. Prior to the consummation of the Eldorado Merger, MTR Gaming, Inc. operated a single casino property in each of the states of Ohio, Pennsylvania and West Virginia. As a condition of the merger, Eldorado HoldCo, LLC disposed of a 21.25% interest in Tamarack Junction, a small casino in south Reno.The Company believes  the aforementioned change in one of its unconsolidated investees is likely to impact the Company’s future financial performance. However, the nature and extent of any such impact will depend on numerous factors that are beyond the control of the Company, including, among others, the ability to successfully merge the previously independent operations and the extent, if any, of any reduction of costs associated with the post-merger operations. Accordingly, the Company is unable to determine at this time the nature or extend to which its future financial performance will be impacted by the Eldorado Merger.
Critical Accounting Estimates and Policies
A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended February 28, 2014. There have been no material changes to those policies during the six months ended August 31, 2014. See Note 10 to the Unaudited Consolidated Financial Statements for a prospective change in the accounting for the Company's investment in Eldorado.
Recently Issued Accounting Standards
No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our future financial position, results of operations, or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was performed by management, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective as of August 31, 2014.
Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting. Based on that evaluation, there have been no changes in our internal control over financial reporting during the six month period ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

NGA HOLDCO, LLC

Date: October 15, 2014	By:	/S/ TIMOTHY T. JANSZEN
Timothy T. Janszen Operating Manager (Principal Executive Officer)

Date: October 15, 2014	By:	/S/ ROGER A. MAY
Roger A. May Manager (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
First Amendment to Second Lien Credit Agreement, dated as of August 22, 2013, among Mesquite Gaming LLC, Michael J. Gaughan Family LLC, John F. Gaughan Family LLC, Michael J. Gaughan, as trustee of the Marital Trust as created under the Gaughan 1993 Trust dated December 28, 1993, Franklin Toti, as trustee of the Frank Toti Trust dated May 6, 2008, NGA Blocker LLC and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent.

10.2
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

10.3
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

10.4
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

10.5
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

101
The following financial statements from NGA Holdco, LLC's Quarterly Report on Form 10-Q for the three and six months ended August 31, 2014, filed with the Securities and Exchange Commission on October 15, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at August 31, 2014 and February 28, 2014; (ii) the Consolidated Statements of Operations for the three and six months ended August 31, 2014 and 2013; (iii) the Consolidated Statements of Cash Flows for the six months ended August 31, 2014 and 2013; and (iv) the Notes to Consolidated Financial Statements.