Form 10-Q
period 2014-11-30
NGA Holdco, LLC
filed 2015-01-20
CIK 1405621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2014
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

NGA HOLDCO, LLC
FORM 10-Q

Forward-Looking Statements
In addition to historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Notes to Consolidated Financial Statements of NGA Holdco, LLC set forth in the section entitled “Consolidated Financial Statements.” When used in this report, the words “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” “seeks,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the information described in this 10-Q and the previously filed Form 10-K for the year ended February 28, 2014, and those described from time to time in our future reports filed with the Securities and Exchange Commission.
PART I
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
NGA HOLDCO, LLC
CONSOLIDATED BALANCE SHEETS

	November 30, 2014	February 28, 2014
	(Unaudited)
ASSETS
Current assets, consisting of cash	$4,046,003	$1,683,837
Other assets:
Marketable securities, Eldorado Resorts, Inc.	16,686,022	—
Investment in unconsolidated equity method investees	4,065,222	29,740,795
Note receivable, Mesquite	14,000,000	14,000,000
Due from the Newport Funds	5,179,772	5,179,772
	$43,977,019	$50,604,404
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Income taxes payable	$161,601	$163,241
Accounts payable and accrued expenses	18,986	810
	180,587	164,051
Due to the Newport Funds	3,631,663	3,450,793
	3,812,250	3,614,844
Members’ equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	57,544,874	57,544,874
Accumulated other comprehensive loss	(7,051,088)	—
Accumulated deficit	(10,332,823)	(10,559,120)
	40,164,769	46,989,560
	$43,977,019	$50,604,404
See notes to consolidated financial statements.

NGA HOLDCO, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2014	2013	2014	2013
Interest income	$255,889	$193,277	$743,167	$193,277
Equity in net income (loss) of unconsolidated investees	(1,234,308)	(1,340,680)	(17,587)	2,935,764
Professional fees and other expenses	(53,971)	(59,435)	(199,047)	(173,681)
Income (loss) before income taxes	(1,032,390)	(1,206,838)	526,533	2,955,360
Income taxes	339,024	—	1,640	—
Net income (loss)	(693,366)	(1,206,838)	528,173	2,955,360
Equity in other comprehensive loss of unconsolidated investee	(8,148)	—	(27,058)	—
Reversal of comprehensive income of unconsolidated investee previously accounted for using the equity method	(274,818)	—	(274,818)	—
Unrealized loss on available-for-sale securities	(7,051,088)	—	(7,051,088)	—
Comprehensive income (loss)	$(8,027,420)	$(1,206,838)	$(6,824,791)	$2,955,360

See notes to consolidated financial statements.

NGA HOLDCO, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	November 30,
	2014	2013
Operating activities:
Net income	$528,173	$2,955,360
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of unconsolidated equity method investees	17,587	(2,935,764)
Increase (decrease) in accounts payable and accrued expenses	18,176	(3,455)
Decrease in income taxes payable	(1,640)	—
Net cash provided by operating activities	562,296	16,141

Investing activities:
Loan to Mesquite	—	(14,000,000)
Proceeds from sale of investment in Tamarack Crossing, LLC	1,350,000	—
Distributions received from equity method investees	269,000	904,606
Net cash provided by (used in) investing activities	1,619,000	(13,095,394)

Financing activities:
Capital contributions	—	13,000,000
Advances received from the Newport Funds	180,870	177,136
Net cash provided by financing activities	180,870	13,177,136

Net increase in cash	2,362,166	97,883

Cash, beginning of period	1,683,837	1,330,211

Cash, end of period	$4,046,003	$1,428,094
See notes to consolidated financial statements.

NGA HOLDCO, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Business activities
NGA HoldCo, LLC, a Nevada limited liability company (“NGA”), was formed on January 8, 2007 at the direction of Newport Global Opportunities Fund LP, a Delaware limited partnership (“NGOF”) and an affiliate of Newport Global Advisors LP, a Delaware limited partnership (“Newport”). NGA was formed for the primary purpose of holding equity, directly or indirectly through its subsidiaries, in one or more entities related to the gaming industry. NGA has two wholly owned subsidiaries, NGA Blocker, LLC, a Nevada limited liability company (“Blocker”), and NGA AcquisitionCo, LLC, a Nevada limited liability company owned indirectly through Blocker (“AcquisitionCo”), each of which was formed on January 8, 2007 (collectively with NGA, the “Company”).
The Company has had no revenue generating business since inception. The Company's business plan consists primarily of gaming industry related investments including its holding, through AcquisitionCo, of a 40% equity interest (the “Mesquite Interest”) in Mesquite Gaming LLC, a Nevada limited liability company (“Mesquite”), a loan to Mesquite, and ownership of publicly traded shares of Eldorado Resorts, Inc. ("ERI," formerly known as Eclair Holdings Company) common stock, $0.00001 par value, representing an approximate 8.6% ownership interest in ERI (the "ERI shares"). The Company's 17.0359% equity interest (the "Eldorado Interest") in Eldorado Holdco, LLC, a Nevada limited liability company ("Eldorado") and the Mesquite Interest were effectively acquired on December 14, 2007 and August 1, 2011, respectively. On September 19, 2014, upon consummation of a merger between MTR Gaming, Inc. ("MTR") and Eldorado (the "Eldorado Merger"), and in accordance with an Agreement and Plan of Merger, dated as of September 9, 2013, as amended on November 18, 2013, February 13, 2014 and May 13, 2014, by and among MTR, Eldorado, ERI and certain affiliates of ERI and Eldorado (the “Merger Agreement”), 4,040,440 shares of ERI common stock, including post-closing adjustments (Note 10), were received by the Company in exchange for the Eldorado Interest. The Mesquite Interest was acquired August 1, 2011 (the “Mesquite Acquisition”), in exchange for $8,222,222 in cash, of which $7,222,222 and $1,000,000 were contributed to the Company by NGOF and Newport Global Credit Fund (“NGCF,” and collectively with NGOF, the “Newport Funds”), respectively.
As a result of the Eldorado Merger, ERI owns and operates (1) the Eldorado Hotel & Casino located in Reno, Nevada, (2) the Eldorado Resort Casino Shreveport located in Shreveport, Louisiana, (3) Scioto Downs Racino located in Columbus, OH, (4) Mountaineer Casino Racetrack & Resort located in Chester, WV, and (5) Presque Isle Downs & Casino located in Erie, PA, and owns an approximate 96% interest in an entity which owns a 50% interest in a joint venture that owns and operates the Silver Legacy Resort Casino (which is seamlessly connected to the Eldorado Hotel & Casino). The six properties contain a combined 3,300 hotel rooms, 280 table games, 32 restaurants, and approximately 10,000 slot machines and video lottery terminals.
Eldorado previously owned a 21.25% interest in Tamarack Crossing, LLC ("Tamarack") that owns and operates Tamarack Junction, a casino in south Reno. On September 1, 2014, and as a condition to closing the Eldorado Merger, Eldorado distributed on a pro-rata basis to its members (including the Company) its equity interest in Tamarack. The Company contemporaneously sold its equity interest in Tamarack for $1,350,000, the estimated fair value of the in-kind distribution.
Mesquite is engaged in the casino resort industry in Mesquite, Nevada through wholly owned subsidiaries that own and operate the CasaBlanca Resort/Casino/Golf/Spa, the Virgin River Hotel/Casino/Bingo, two championship golf courses, a full-service spa, a bowling center, a gun club, restaurants, and banquet and conference facilities. Mesquite also owns real estate on which another hotel & casino was located prior to its demolition in 2013.
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

Concentrations and economic uncertainties
The Company is, and expects to continue to be, economically dependent upon relatively few investments in the gaming industry. The gaming industry in general, including the markets in which the Company's investments operate, have not fully recovered from the most recent economic recession and, to varying degrees, the continuing economic weakness that has curtailed consumer spending, particularly for gaming and other recreational activities. In addition, the Company carries cash on deposit with financial institutions substantially in excess of federally-insured limits. However, the extent of any loss that might be incurred as a result of uninsured deposits in the event of a future failure of a bank or other financial institutions, if any, is not subject to estimate at this time.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Accounting and Presentation
The consolidated financial statements of the Company include the accounts of NGA and its wholly-owned subsidiaries. The interim financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial information. Certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made (consisting of normal recurring adjustments). Results of operations for the current interim periods are not necessarily indicative of results to be expected for the full fiscal year. All significant intercompany accounts and transactions have been eliminated in consolidation.
The Company's investment in Mesquite is accounted for using the equity method of accounting as was its investment in Eldorado until the Eldorado Merger on September 19, 2014. Commencing September 19, 2014, the ERI shares received in the Eldorado Merger are classified, and accounted for, as available-for-sale securities and are carried at estimated fair value based on trading activity (Level 1 inputs as defined by GAAP). Realized gains and losses (if any) on the ERI shares are included in net income, while unrealized gains and losses are included in the Company's consolidated statements of operations as a component of other comprehensive income. The Company recognizes equity in the net income (loss) and other comprehensive income (loss) of its unconsolidated investees on a calendar year basis. For example, the Company’s net income for the nine months ended November 30, 2014 includes equity in the net income of Mesquite for the nine months ended September 30, 2014 (through September 18, 2014 for Eldorado). Accordingly, except for the ERI shares and otherwise as required by GAAP and disclosed herein, the Company measures all of its assets and liabilities on the historical cost basis.
The Company's investments are evaluated at least annually (and more frequently when circumstances warrant) to determine if events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of such events or changes in circumstances that might indicate impairment testing is warranted might include, as applicable, prolonged periods of the trading value of available-for-sale securities being less than cost, an adverse change in the legal, regulatory or business climate relative to gaming nationally or in the jurisdictions in which the Company’s investees operate, or a significant long-term decline in historical or forecasted earnings or cash flows of the investee or the fair value of its property or business, possibly as a result of competitive or other economic or political factors. In evaluating whether a loss in value is other than temporary, the Company considers: (1) the length of time and the extent to which the fair value or market value has been less than cost; (2) the financial condition and near-term prospects of the investee, including any specific events which may influence the operations; (3) the Company’s intent and ability to retain its investments in the investee for a period of time sufficient to allow for any anticipated recovery in fair value; (4) the condition and trend of the economic cycle; (5) the investee’s historical and forecasted financial performance; (6) trends in the general market; and (7) the investee’s capital strength and liquidity; and (8) the reaction to changes in markets and specific performance of the Company's investments by the investing public.
In determining whether the carrying value of the Company’s investment in Mesquite is less than its estimated fair value, a discounted cash flow approach to value is used and is based on Level 3 inputs as defined by GAAP. The Company’s valuation model incorporates an estimated weighted-average cost of capital (effectively, a discount rate) and terminal value multiples that are used by market participants. The estimated weighted-average cost of capital is based on the risk free interest rate at the time, adjusted for specific risk factors. The Company also considers the metrics of specific business transactions that may be comparable to varying degrees. The weight assigned to these approaches to value in the Company’s impairment evaluation may vary from period to period depending upon evolving events. Forecasted prospective financial information used in the model is based on management’s expected course of action. Sensitivity analyses are also performed related to key assumptions used, including possible variations in the weighted-average cost of capital and terminal value multiples, among others.

Use of estimates
Timely preparation of financial statements in accordance with the rules and regulations of the Commission requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. Management estimates that the Company will eventually sell its investments following an expected economic recovery at a price sufficient to realize the carrying value of the Company’s assets which estimates are subject to material variation over the next year.
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
4. Marketable Securities, Eldorado Resorts, Inc.
Effective September 19, 2014, as a result of the Eldorado Merger, the Company’s previous Eldorado Interest was converted into 4,040,440 shares of ERI common stock, $0.00001 par value, including post-closing adjustments (Note 10), representing approximately 8.6% of such shares then outstanding. Upon conversion, the fair market value of the ERI shares, based on current trading activity, was less than the carrying value of the Eldorado Interest prior to the Eldorado Merger, resulting in a write down of such value and a charge to other comprehensive loss for an unrealized holding loss of approximately $6.5 million. Commencing September 19, 2014 through November 30, 2014, additional adjustments to carrying value of the ERI shares based on trading activity resulted in an unrealized holding loss of $0.8 million. Through the date of this filing, the estimated fair value of this the ERI common shares based on trading activity has not changed materially from the carrying value as of November 30, 2014
The original cost of the Company’s investment in Eldorado in 2007 (prior to subsequent impairment charges and equity in the earnings (losses) of the investee through September 18, 2014) was approximately $38 million.
The following table presents unaudited condensed financial information of Eldorado for the quarter-to-date and year-to-date periods ended September 18, 2014 and for the three and nine months ended September 30, 2013 (in thousands):

	QTD Period Ended September 18, 2014	Three Months Ended September 30, 2013	YTD Period Ended September 18, 2014	Nine Months Ended September 30, 2013
Net operating revenues	$54,477	$63,631	$173,256	$191,638
Operating income	$2,449	$7,092	$10,814	$23,617
Net income	$(751)	$3,184	$(175)	$11,819
5. Investment in Mesquite
Mesquite is engaged in the hotel casino industry in Mesquite, Nevada through its wholly owned subsidiaries C & HRV, LLC (doing business as Virgin River Hotel/Casino/Bingo) and VRCC, LLC and its wholly owned subsidiaries, 5.47 RBI, LLC and RBG, LLC (doing business as CasaBlanca Resort/Casino/Golf/Spa), and its wholly owned subsidiary, CasaBlanca Resorts,

LLC (known as the Oasis Resort and Casino prior to its demolition in 2013) and its wholly owned subsidiaries, Oasis Interval Ownership, LLC, Oasis Interval Management, LLC and Oasis Recreational Properties, Inc.
On August 1, 2011, the Company, through AcquisitionCo, acquired the Mesquite Interest in exchange for $8,222,222 in cash that was contributed to the Company by the Newport Funds in July 2011.
The following table presents unaudited condensed financial information of Mesquite for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net operating revenues	$19,925	$19,231	$70,733	$70,775
Operating income	$(1,732)	$(2,539)	$3,276	$4,160
Net income	$(2,707)	$(4,640)	$225	$2,509

6. Note Receivable, Mesquite
On August 22, 2013, the Company, through Blocker, loaned $14 million to Mesquite under a Second Lien Credit Agreement, dated as of August 22, 2013 (the “Credit Agreement”), pursuant to which Mesquite borrowed a total of $35 million from the Company and other lenders not affiliated with the Company for the purpose of refinancing a portion of its existing indebtedness. Each of the other lenders, consisting of limited liability companies and trusts, has an ownership interest in Mesquite or has one or more members or beneficiaries who hold an ownership interest in Mesquite. The repayment of the indebtedness outstanding under the Credit Agreement is secured by a second lien on substantially all of Mesquite’s real property, including that relating to its Casablanca Resort & Casino, its Virgin River Hotel and Casino, and real estate on which another hotel & casino was situated prior to its demolition in 2013, each located in Mesquite, Nevada.
The terms of the loan originally provided for the payment by Mesquite to each lender, including Blocker, of interest on the unpaid principal amount owed to such lender at the rate of 7% per annum over the period from August 22, 2013 to August 22, 2014, and at the rate of 8% per annum thereafter. However, on August 14, 2014, Mesquite and the various lenders entered into Amendment No.1 to the Credit Agreement, which extended the date through which Mesquite pays interest at 7% per annum from August 22, 2014 to January 1, 2015. During the term of the loan, interest is payable in cash, in arrears, monthly on the first day of each month. The principal amount of the loan, along with any accrued and unpaid interest, becomes due and payable on February 21, 2020. The indebtedness may, at the option of Mesquite, be prepaid in whole or in part, at any time without penalty, and repayment of the indebtedness may be accelerated upon the occurrence of an event of default, in accordance with the terms of the Credit Agreement.
The Company's participation as a lender under the Credit Agreement was funded utilizing $1 million of cash on hand and a capital contribution from InvestCo in the amount of $13 million, which was provided to InvestCo by its equity owners, NGOF and NGCF, in the respective amounts of $11.3 million and $1.7 million.
7. Transactions with the Newport Funds
In 2007, NGOF received on behalf of (but did not remit to) the Company $5,118,172 of interest on mortgage bonds exchanged for the Eldorado Interest and $61,600 of preferred dividends which amounts are reflected in the accompanying balance sheets as due from the Newport Funds. There is no formal agreement outlining the settlement of this receivable (and the payable discussed in the following paragraph) and, accordingly, the receivable is reflected as a non-current asset.
At November 30, 2014 and February 28, 2014, the Company owed $3,631,663 and $3,450,793, respectively, to the Newport Funds for expenses paid on the Company’s behalf since inception of the Company. There have been no repayments of such amounts advanced on behalf of the Company and there is no formal agreement outlining the settlement of the receivable and payable between the Newport Funds and the Company (Note 9). Accordingly, the receivable and payable are reflected as a non-current asset and a non-current liability, respectively, at November 30, 2014 and February 28, 2014.
8. Income Taxes
Blocker, a wholly owned subsidiary of NGA, has elected to be taxed as a corporation. Accordingly, equity in the flow-through earnings of Mesquite (and Eldorado through September 18, 2014), realized gains on available-for-sale securities, interest income from the Credit Agreement, and interest expense on intercompany borrowings received from Holdco to fund a portion of the Credit Agreement are taxed to Blocker. NGA recognizes interest income on intercompany loans to Blocker and incurs certain costs, primarily associated with being a public company, including professional and other fees, which, for tax purposes, flow through to its members. To recognize that realization of its deferred tax assets consisting primarily of impairment charges related to its investments in ERI and Mesquite is not considered more likely than not, the Company has recorded a valuation allowance of 100%. For these reasons, the Company’s effective tax rates for the periods presented are different than the statutory federal rate of 35%.
9. Financial Instruments
Except for cash (the estimated fair value of which equals its carrying value), shares of ERI's common stock carried at estimated fair value, the note receivable from Mesquite (which management believes approximates its fair value based on current market conditions for instruments with similar collateral, interest rates, and maturity dates), and the investment in Mesquite which is accounted for using the equity method (for which estimated fair value disclosure is not required by GAAP), the only other financial instruments of the Company are amounts due to/from the Newport Funds. As there are no formal repayment terms, it is not practical to estimate the fair value of such financial instruments.

10. Subsequent Event - Eldorado Transaction Purchase Price Adjustment
On December 3, 2014, as a result of a purchase price adjustment provision in the Merger Agreement related to working capital, the Company received an additional 51,867 shares of ERI common stock, the estimated fair value of which is included in the carrying value of the ERI shares at November 30, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read in conjunction with the consolidated financial statements included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended February 28, 2014, as filed with the United States Securities and Exchange Commission ("SEC").
Overview
NGA HoldCo, LLC, a Nevada limited liability company (“NGA”), was formed on January 8, 2007 at the direction of Newport Global Opportunities Fund LP, a Delaware limited partnership (“NGOF”) and an affiliate of Newport Global Advisors LP, a Delaware limited partnership (“Newport”). NGA was formed for the primary purpose of holding equity, directly or indirectly through its subsidiaries, in one or more entities related to the gaming industry. NGA has two wholly owned subsidiaries, NGA Blocker, LLC, a Nevada limited liability company (“Blocker”), and NGA AcquisitionCo, LLC, a Nevada limited liability company owned indirectly through Blocker (“AcquisitionCo”), each of which was formed on January 8, 2007 (collectively with NGA, the “Company”).
The Company’s activities consist solely of holding substantial, non-controlling, equity interests in gaming enterprises and a related loan to one of the enterprises. See Note 3 to the Consolidated Financials for information about ownership and Management of the Company.
The Company's holdings include a 40% equity interest in Mesquite Gaming LLC (“Mesquite”), a loan to Mesquite, and publically-traded shares of common stock of Eldorado Resorts, Inc. (“ERI” formerly known as Eclair Holdings Company), representing approximately 8.6% of ERI's outstanding common shares.
Background
The Company’s 17.0359% equity interest in Eldorado (the "Eldorado Interest") and 40% equity interest in Mesquite (the "Mesquite Interest") were effectively acquired on December 14, 2007 and August 1, 2011, respectively. On September 19, 2014, upon consummation of a merger between MTR Gaming, Inc. ("MTR") and Eldorado (the "Eldorado Merger"), and in accordance with an Agreement and Plan of Merger, dated as of September 9, 2013, as amended on November 18, 2013, February 13, 2014 and May 13, 2014, by and among MTR, Eldorado, Eldorado Resorts, Inc. ("ERI," a Nevada corporation formerly known as Eclair Holdings Company) and certain affiliates of ERI and Eldorado (the “Merger Agreement”), 4,040,440 shares, including post-closing adjustments (Note 10), of Eldorado Resorts, Inc. ("ERI," a Nevada corporation formerly known as Eclair Holdings Company) common stock, $0.00001 par value, representing an approximate 8.6% ownership interest (the "ERI shares") were received by the Company in exchange for the Eldorado Interest. As a result of the Eldorado Merger, ERI owns and operates (1) the Eldorado Hotel & Casino located in Reno, Nevada, (2) Eldorado Resort Casino Shreveport located in Shreveport, Louisiana. Eldorado, (3) Scioto Downs Racino located in Columbus, OH, (4) Mountaineer Casino Racetrack & Resort located in Chester, WV, and (5) Presque Isle Downs & Casino located in Erie, PA, and owns an approximate 96% interest in an entity which owns a 50% interest in a joint venture that owns and operates the Silver Legacy Resort Casino (which is seamlessly connected to the Eldorado Hotel & Casino). The six properties contain a combined 3,300 hotel rooms, 280 table games, 32 restaurants, and approximately 10,000 slot machines and video lottery terminals.
On August 1, 2011, the Company acquired its interest in Mesquite in exchange for $8,222,222 in cash. Mesquite is engaged in the casino resort industry in Mesquite, Nevada through wholly owned subsidiaries that own and operate the CasaBlanca Resort/Casino/Golf/Spa, the Virgin River Hotel/Casino/Bingo, two championship golf courses, a full-service spa, a bowling center, a gun club, restaurants, and banquet and conference facilities. Mesquite also owns real estate on which another hotel & casino was located prior to its demolition in 2013.
On August 22, 2013, the Company through Blocker loaned $14 million to Mesquite under a Second Lien Credit Agreement, dated as of August 22, 2013 (the “Credit Agreement”), pursuant to which Mesquite borrowed a total of $35 million from the Company and other lenders not affiliated with the Company for the purpose of refinancing a portion of its then existing indebtedness utilizing the proceeds from the borrowings under the Credit Agreement. Each of the other lenders under the Credit Agreement, consisting of limited liability companies and trusts, has an ownership interest in Mesquite or has one or more members or beneficiaries who hold an ownership interest in Mesquite. The repayment of the indebtedness outstanding under the Credit Agreement is secured by a second lien on substantially all of Mesquite’s real property, including that relating to its Casablanca Resort & Casino, its Virgin River Hotel and Casino, and real estate on which another hotel & casino was situated prior to its demolition in 2013, each located in Mesquite, Nevada. The indebtedness outstanding under the Credit Agreement may, at the option of Mesquite, be prepaid in whole or in part, at any time without penalty, and repayment of the indebtedness may be accelerated upon the occurrence of an event of default, in accordance with the terms of the Credit Agreement.
Results of Operations
The Company’s income (loss) before income taxes varies as a result of its equity in the earnings of Mesquite (and prior to September 19, 2014, Eldorado) and realized gains and losses on the ERI shares. Other comprehensive income varies by unrealized gains and losses on the ERI shares. Historically, Mesquite's results of operations have been highly seasonal with the first two calendar quarters of the year reflecting operating income partially offset by losses during the second half of the year.
Three Months Ended November 30, 2014 Compared to the Three Months Ended November 30, 2013
For the three months ended November 30, 2014, the Company’s equity in the net loss of its unconsolidated investees was approximately $1.2 million, compared to approximately $1.3 million for the corresponding period of 2013. Equity in the earnings of Eldorado decreased approximately $0.7 million, while equity in the earnings of Mesquite increased approximately $0.8 million when compared to the prior quarter. Professional fees and other expenses incurred by the Company during the quarter were consistent with those incurred during the same period in 2013.
Operational highlights for Mesquite for the three months ended September 30, 2014 included net revenues of approximately $19.9 million, operating expenses of approximately $21.7 million, and interest expense of approximately $1.0 million. The net loss for the quarter was approximately $2.7 million, compared with a net loss of approximately $4.6 million for the corresponding period of 2013. The year over year decreased net loss of approximately $1.9 million was due primarily to a reduction in interest expense of approximately $1.0 million, along with an increase in net operating revenues and decrease in operating expenses of approximately $0.7 million and $0.1 million, respectively.
The following is a comparison of Eldorado's quarter-to-date period ending September 18, 2014 to Eldorado's three month period ended September 30, 2014. Operational highlights for Eldorado for the quarter-to-date period ending September 18, 2014 included net revenues of approximately $54.5 million, operating income of approximately $2.4 million, and interest expense of approximately $3.8 million. The net loss for the quarter-to-date period ended September 18, 2014 was approximately $0.8 million, compared with net income of approximately $3.2 million for the three months ended September 30, 2013. The year over year quarterly decrease in net income of approximately $3.9 million was due primarily to a $3.1 million increase in acquisition charges incurred in connection with the Eldorado Merger.
Other comprehensive loss increased approximately $7.3 million as a result of adjusting the carrying value of the ERI shares to fair value based on trading activity.
Nine Months Ended November 30, 2014 Compared to the Nine Months Ended November 30, 2013
For the nine months ended November 30, 2014, the Company’s equity in the net income of its unconsolidated investees was approximately $0.02 million, with Eldorado and Mesquite accounting for an approximate $0.1 million loss and $0.09 million gain, respectively, compared to equity in net income of approximately $2.9 million, with Eldorado and Mesquite accounting for approximate $1.9 million and $1.0 million gains, respectively, for the corresponding period of 2013. The decrease was primarily attributable to a decrease of approximately $1.9 million and $0.9 million in the Company's equity in the net income of Eldorado and Mesquite, respectively, when comparing the nine months ended November 30, 2014 to the corresponding period of 2013. Professional fees and other expenses incurred by the Company during the nine months ended November 30, 2014 increased $25,366 when compared to the same period in 2013, due primarily to the timing of services.
Operational highlights for Mesquite for the nine months ended September 30, 2014 included net revenues of approximately $70.7 million, operating expenses of approximately $67.5 million, and interest expense of approximately $2.9 million. The net result for the period was net income of approximately $0.2 million, compared with net income of approximately $2.5 million for the corresponding period of 2013. The year over year decrease in Mesquite's net income of approximately $2.3 million was due primarily to a $3.9 million decrease in the gain on the sale and disposal of assets, along with a $0.8 million increase in net operating expenses, partially offset by a $1.9 million decrease in interest expense. Mesquite's management believes that several factors, including general economic weakness in Nevada and neighboring states and high gasoline prices, continue to negatively affect operating results.
The following is a comparison of Eldorado's year-to-date period ending September 18, 2014 to Eldorado's nine month period ended September 30, 2014. Operational highlights for Eldorado for the year-to-date period ending September 18, 2014 included net revenues of approximately $173.3 million, operating income of approximately $10.8 million, and interest expense of approximately $11.6 million. The net loss for the year-to-date period ended September 18, 2014 was approximately $0.2 million, compared with net income of approximately $11.8 million for the nine months ended September 30, 2013. The year over year quarterly decrease in net income of approximately $12 million was due primarily to an $18 million decrease in net operating revenues and a $2.5 million increase in acquisition charges incurred in connection with the Eldorado Merger.
Other comprehensive loss increased approximately $7.3 million as a result of adjusting the carrying value of the ERI shares to fair value based on trading activity.
Liquidity and Capital Resources
The Company expects to incur during the remainder of fiscal year 2014 approximately $0.1 million in costs associated with the Company’s ownership of its equity interests in Eldorado (and, commencing September 19, 2014, ERI) and Mesquite. All costs incurred are expected to be funded by the Newport Funds. Thus, management believes the Company has access to the resources needed to fund its operations and commitments during the remainder of fiscal year 2014. The Company has no current plans to make any additional investments. During the quarter, in connection with the Eldorado Merger, the Company received from Eldorado an equity interest in Tamarack Crossings, LLC with an estimated fair value of $1,350,000, which the Company contemporaneously sold for such amount.
Eldorado Transaction
Prior to the Eldorado Merger, the Company’s equity interests consisted of a 17.0359 % equity interest in Eldorado (the "Eldorado Interest"), and a 40% equity interest in Mesquite (the "Mesquite Interest"). As a result of the Eldorado Merger, the Company’s Eldorado Interest was converted to an equity interest of approximately 8.6% in Eldorado Resorts, Inc. ("ERI"), effective September 19, 2014. The post-merger operations of ERI represent a consolidation of the pre-merger operations of Eldorado and those of MTR Gaming, Inc. ("MTR") in accordance with the terms of the merger agreement. Prior to the consummation of the Eldorado Merger, MTR operated a single casino property in each of the states of Ohio, Pennsylvania and West Virginia. As a condition of the merger, Eldorado disposed of a 21.25% interest in Tamarack Junction, a small casino in south Reno. As a result of the Eldorado Merger, the Company's Eldorado Interest, which was accounted for using the equity method, was converted to the ERI shares, which are classified, and accounted for, as available-for-sale securities. The Company believes the aforementioned change in one of its unconsolidated investees is likely to impact the Company’s future financial performance. However, the nature and extent of any such impact will depend on numerous factors that are beyond the control of the Company, including, among others, the ability to successfully merge the previously independent operations and the extent, if any, of any reduction of costs associated with the post-merger operations. Accordingly, the Company is unable to determine at this time the nature or extend to which its future financial performance will be impacted by the Eldorado Merger.

Critical Accounting Estimates and Policies
A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended February 28, 2014. Except for accounting for the ERI shares as marketable securities “available-for-sale” and adjusting the carrying amount to estimated fair value based on trading activity, as opposed to accounting for our prior equity interest in Eldorado using the equity method of accounting as previously discussed, there have been no material changes to those policies during the nine months ended November 30, 2014.
Recently Issued Accounting Standards
No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our future financial position, results of operations, or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was performed by management, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective as of November 30, 2014.

Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting. Based on that evaluation, there have been no changes in our internal control over financial reporting during the three month period ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

NGA HOLDCO, LLC

Date: January 20, 2015	By:	/S/ TIMOTHY T. JANSZEN
Timothy T. Janszen Operating Manager (Principal Executive Officer)

Date: January 20, 2015	By:	/S/ ROGER A. MAY
Roger A. May Manager (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from NGA Holdco, LLC's Quarterly Report on Form 10-Q for the three and nine months ended November 30, 2014, filed with the Securities and Exchange Commission on January 20, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at November 30, 2014 and February 28, 2014; (ii) the Consolidated Statements of Operations for the three and nine months ended November 30, 2014 and 2013; (iii) the Consolidated Statements of Cash Flows for the nine months ended November 30, 2014 and 2013; and (iv) the Notes to Consolidated Financial Statements.