Form 10-K
period 2015-02-28
NGA Holdco, LLC
filed 2015-05-29
CIK 1405621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2015

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
The Company has had no revenue generating business since inception. The Company's business plan consists primarily of gaming industry related investments including its holding, through AcquisitionCo, of a 40% equity interest (the “Mesquite Interest”) in Mesquite Gaming LLC, a Nevada limited liability company (“Mesquite”), a loan to Mesquite, and ownership of 4,030,440 publicly traded shares of Eldorado Resorts, Inc. ("ERI," formerly known as Eclair Holdings Company) common stock, $0.00001 par value, representing an approximate 8.6% ownership interest in ERI (the "ERI shares"). The Company’s investment in ERI was acquired September 19, 2014, pursuant to a merger agreement between MTR Gaming, Inc. ("MTR") and Eldorado HoldCo LLC (“Eldorado”), a previously unconsolidated investee of the Company in which the Company held an approximate 17.0359% equity interest (the "ERI Merger").
ERI currently owns and operates (1) the Eldorado Hotel & Casino located in Reno, Nevada, (2) the Eldorado Resort Casino Shreveport located in Shreveport, Louisiana, (3) Scioto Downs Racino located in Columbus, Ohio, (4) Mountaineer Casino Racetrack & Resort located in Chester, West Virginia, and (5) Presque Isle Downs & Casino located in Erie, Pennsylvania, and owns an approximate 96% interest in an entity which owns a 50% interest in a joint venture that owns and operates the Silver Legacy Resort Casino (which is seamlessly connected to the Eldorado Hotel & Casino). Combined, the six properties contain approximately 3,300 hotel rooms, 240 table games, 40 restaurants, 7,800 slot machines and 2,150 video lottery terminals.
Prior to the ERI merger, Eldorado owned a 21.25% interest in Tamarack Crossing, LLC ("Tamarack") that owned and operated Tamarack Junction, a casino in south Reno. On September 1, 2014, and as a condition to closing the ERI Merger, Eldorado distributed on a pro-rata basis to its members (including the Company) its equity interest in Tamarack. The Company contemporaneously sold its equity interest in Tamarack for $1,350,000, the estimated fair value of the in-kind distribution.
The Company's 40% Mesquite Interest was acquired August 1, 2011 (the “Mesquite Acquisition”), in exchange for $8,222,222 in cash, of which $7,222,222 and $1,000,000 were contributed to the Company by NGOF and Newport Global Credit Fund (“NGCF,” and collectively with NGOF, the “Newport Funds”), respectively. Mesquite is engaged in the casino resort industry in Mesquite, Nevada through wholly owned subsidiaries that own and operate the CasaBlanca Resort/Golf/Spa, the Virgin River Hotel/Casino/Bingo, two championship golf courses, a full-service spa, a bowling center, restaurants, and banquet and conference facilities. Mesquite also owns real estate on which another hotel & casino was located prior to its demolition in 2013.
The Company has no current plans to acquire any equity interest in another entity.
Formed in 2005, Newport is a Texas-based investment management firm focused on alternative fixed income strategies. The firm concentrates primarily on the stressed and distressed opportunities within the high yield debt and bank loan markets, but may also include the acquisition and disposition of other types of corporate securities and claims. Newport has 10 employees, with its primary office in The Woodlands, TX. Newport’s principals include Timothy T. Janszen, CEO, Ryan Langdon, Senior Managing Director, and Roger A. May, Senior Managing Director. Collectively, the principals have over 40 years of experience investing in the high yield and distressed debt markets. Newport is registered with the Securities and Exchange Commission (the "Commission") as an investment adviser under the Investment Advisers Act of 1940, as amended. Newport is investment manager of the Newport Funds, private investment funds which seek attractive long-term risk adjusted returns by capitalizing on investments in the distressed debt markets and possibly control-oriented investments. The Newport Funds began investing in 2006.
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
VoteCo is owned by Timothy T. Janszen and Ryan L. Langdon, each of whom owns a 42.85% interest, and Roger A. May, who owns a 14.3% interest. Messrs. Janszen, Langdon and May collectively are referred to as the “VoteCo Equityholders." InvestCo is owned by the Newport Funds, which, collectively, hold all of InvestCo’s issued and outstanding voting securities.
The VoteCo Equityholders, through VoteCo, control all matters of the Company that are subject to the vote of members, including the appointment and removal of managers. Each of the VoteCo Equityholders is a member of NGA's board of managers, and Mr. Janszen is NGA's operating manager who has responsibility for the day-to-day management of the Company. The Class B Units issued to InvestCo allow it and its investors to invest in the Company without having any voting power or power to control the operations or affairs of the Company, except as otherwise required by law. If InvestCo and its investors had any of the power to control the operations or affairs of the Company afforded to holders of the Class A Units, they and their respective constituent equityholders would generally be required to be licensed or found suitable under applicable gaming laws and regulations, including those of the State of Nevada.
Management of the Company

A majority of NGA's managers may remove the operating manager from such position. The approval of a majority of the managers is required to elect a new operating manager, who must be selected from among the members of NGA's board of managers. Neither NGA's board of managers nor the operating manager may take, or cause NGA to take, the following actions without the approval of VoteCo:

•	Materially change the business purpose of NGA or the nature of the business,

•	Act to render it impossible to carry on the ordinary business of NGA,

•	Remove or appoint any manager,

•	Allow any voluntary withdrawal of any member from NGA,

•	Make any assignment for the benefit of creditors, any voluntary bankruptcy of NGA, or enter into any transaction to dissolve, wind up or liquidate NGA, or

•	Enter into any transaction between NGA and any member or manager of NGA, or any affiliate or direct family member of any member or manager of NGA, that is not made on an arm’s-length basis.
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

•
Give or grant any option, right of first refusal, deed of trust, mortgage, pledge, ground lease, security interest, or otherwise encumber any stock, interest in a business entity, promissory note issued to NGA, or any other asset owned by NGA;

•	Sell, convey, or refinance any interest, direct or indirect, in NGA’s unconsolidated investees;

•
Cause or permit NGA to extend credit to or make any loan or become a surety, guarantor, endorser, or accommodation endorser for any person or enter into any contract with respect to the operation or management of the business of NGA;

•	Release, compromise, assign, or transfer any claim, right, or benefit of NGA;

•	Confess a judgment against NGA or submit an NGA claim to arbitration;

•	File any petition for bankruptcy of NGA;

•	Distribute any cash or property of NGA, other than as provided in NGA’s operating agreement;

•	Admit a new member to NGA; or

•	Do any act in contravention of NGA’s operating agreement or do any act which would make it impossible or unreasonably burdensome to carry on the business of NGA.
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
Restrictions on Transfer
Unless approved in advance by the operating manager and by applicable gaming authorities, no member of NGA may transfer all or any portion of its membership units.
Member and Manager Compensation
No member or manager of NGA, Blocker or AcquisitionCo is entitled to receive any compensation from the Company for any services rendered to or on behalf of the Company, or otherwise, in his, her or its capacity as a member or manager of NGA, Blocker or AcquisitionCo. A manager of NGA is entitled to reimbursement from the first available funds for direct out-of-pocket costs and expenses incurred by the manager on behalf of the Company that directly relate to the business and affairs of the Company.

Dissolution and Termination
NGA will be dissolved upon the happening of any of the following events:

•	Sale or other disposition of all or substantially all of NGA’s assets and receipt of all consideration therefor,

•	Determination that an event has occurred that makes it unlawful, impossible or impracticable for NGA to carry on its business, or

•	VoteCo decides NGA will be dissolved.
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
Organizational Diagram
The diagram below depicts the general ownership of the entities related to the Company and its subsidiaries, as well as the Company’s ownership interests in ERI and Mesquite.

*	Includes Anthony Toti (25%) and Michael J. Gaughan Family, LLC (35%).
Investment in ERI
ERI's common stock is registered under the Securities and Exchange act of 1934 and is traded on the NASDAQ Stock Market under the trading symbol ERI. The Company does not exercise significant influence over ERI and our ERI shares are accounted for as available-for-sale securities carried at estimated fair value. The Company acquired its interest in ERI by converting its 17.0359% equity interest in Eldorado on September 19, 2014, when Eldorado and MTR merged. As a result of the merger, the Company acquired 4,030,440 shares of ERI common stock, $0.00001 par value, including post-closing adjustments, representing approximately 8.6% of such shares then outstanding. Upon conversion, the fair market value of the ERI shares, based on then current trading activity, was approximately $7.1 million less than the carrying value of the Eldorado Interest prior to the merger, resulting in a write-down of such value and a charge to other comprehensive loss. Subsequently through February 28, 2015, unrealized holding gains of approximately $1.9 million have been recorded. On May 29, 2015, the estimated fair value of the ERI common shares owned by the Company was approximately $33.5 million and the net unrealized holding gain was approximately $9.8 million. The original cost of the Company’s investment in Eldorado in 2007 (prior to subsequent impairment charges and equity in the earnings (losses) of the investee through September 18, 2014) was approximately $38 million, the quoted market price of debt and equity securities exchanged for the Company's interest in Eldorado.
Information about ERI included in this annual report has been abstracted from ERI’s Annual Report on Form 10-K for the year ended December 31, 2014.
ERI is a gaming and hospitality company established in 1973 that owns and operates gaming facilities located in Louisiana, Nevada, Ohio, Pennsylvania and West Virginia. Its primary source of revenue is gaming, but it uses its hotels, restaurants, bars, shops and other services to attract customers to its properties. Eldorado was founded as a family business by the Carano family and, through ERI, continues to maintain a commitment to customer service, high-quality food and beverage and outstanding amenities. ERI’s management believes that an extraordinary level of personal service and the variety, quality and attractive pricing of ERI's food and beverage outlets are important factors in attracting customers to ERI's properties and building customer loyalty. ERI owns and operate the following properties:

•	Eldorado Resort Casino, Shreveport ("Eldorado-Shreveport") - A 403-room, all suite art deco-style hotel and tri-level riverboat dockside casino situated on the Red River in Shreveport, Louisiana;

•	Eldorado Hotel and Casino, Reno ("Eldorado-Reno") - An 814-room hotel, casino and entertainment facility located in downtown Reno, Nevada;

•
Mountaineer Casino, Racetrack and Resort ("Mountaineer") - A 354-room resort with a casino and live thoroughbred horse racing located on the Ohio River at the northern tip of West Virginia's northwestern panhandle;

•	Presque Isle Downs and Casino ("Presque Isle Downs") - A casino and live thoroughbred horse racing facility with slot machines, table games and poker located in Erie, Pennsylvania; and

•	Scioto Downs - A live thoroughbred horse racing facility with video lottery terminals located in Columbus, Ohio.
ERI also owns own a 48.1% interest (and has the right to acquire an additional 1.9% interest) in Silver Legacy Resort Casino (Silver Legacy), a 1,711-room themed hotel and casino in Reno, Nevada adjacent to the Eldorado-Reno.
Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs, Inc.
As of December 31, 2014, the six properties owned and/or operated by ERI, including the Silver Legacy, included, in the aggregate, 431,609 square feet of casino space, containing 7,829 slot machines, 240 table games, 2,150 VLTs and 3,282 hotel rooms. ERI aggregates its properties into three reportable business segments: (i) Eldorado Shreveport; (ii) Eldorado Reno; and (iii) MTR Gaming as follows:

	Casino Square Feet	Slot Machines	VLTs	Table Games	Hotel Rooms
Eldorado Shreveport	28,209	1,474		53	403
Eldorado Reno (1)	165,700	2,537		111	2,525
MTR Gaming	237,700	3,818	2,150	76	354

(1)
Including the Silver Legacy in which ERI owns a 48.1% interest (and has the right to acquire an additional 1.9% interest). The Silver Legacy has 89,200 casino square feet, 1,314 slot machines, 63 table games, and 1,711 hotel rooms.

Eldorado Shreveport Segment
Eldorado-Shreveport. The Eldorado-Shreveport, which is located in Shreveport, Louisiana, the largest gaming market in the state, is a premier resort-casino located adjacent to Interstate 20, a major highway that connects the Shreveport market with the attractive feeder markets of East Texas and Dallas/Fort Worth. Eldorado-Shreveport features:

•
A location that positions Eldorado-Shreveport as the first casino that customers reach when driving to Shreveport from its primary feeder markets primarily in Texas and the Shreveport Regional Airport;

•
A purpose-built 80,634-square foot barge that houses 28,200 square feet of gaming space, as measured by the actual footprint of the gaming equipment, offering 1,474 slots, 53 table games and a poker room with nine tables;

•	An approximately 185,000 square foot land-based pavilion featuring a 60-foot high atrium that enables patrons to see the casino floor;

•	An 85-foot wide seamless entrance that connects the casino to the land-based pavilion on all three levels resulting in the feel of a land-based casino;

•	Restaurants and entertainment amenities, including a deli and ice cream shop, VIP check-in, a premium quality bar and a retail store;

•	A luxurious 403-room, all-suite, hotel, with updated rooms featuring modern décor and flat screen TVs;

•	Part of the only “cluster” in the Shreveport market that allows for walkable visits between two gaming facilities with over 900 hotel rooms;

•	A 380-seat ballroom with four breakout rooms, a 5,940-square foot spa, a fitness center and salon, a premium players’ club and an entertainment show room; and

•
Two parking lots and an eight-story parking garage providing approximately 1,800 parking spaces that connects directly to the pavilion by an enclosed walkway, including valet parking for approximately 300 cars.

Eldorado-Reno Segment
Eldorado-Reno. The Eldorado-Reno is centrally located in downtown Reno. Reno is the second largest metropolitan area in Nevada, with a population of approximately 433,700, and is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 60 miles from South Lake Tahoe, 135 miles east of Sacramento, California and 225 miles east of San Francisco.
Eldorado-Reno offers:

•	Approximately 76,500 square feet of gaming space, with approximately 1,223 slot machines and 48 table games;

•	814 finely-appointed guest rooms, including 134 suites, which include "Eldorado Player's Spa Suites" with bedside spas and one- or two- bedroom suites;

•	Nationally recognized cuisine which ranges from buffet to gourmet. in nine dining venues, which have an aggregate seating capacity of more than 1,400 and offer high quality food at reasonable prices;

•
A 566-seat showroom, a VIP lounge, three retail shops, a versatile 12,010 square foot convention center and an outdoor plaza located diagonally to Eldorado-Reno which hosts a variety of special events; and

•	Parking facilities for over 1,100 vehicles, including a 643-space self-park garage, a 123-space surface parking lot and a 352-space valet parking facility.

•
The Eldorado-Reno is nationally recognized for its cuisine. Its nine dining venues, which have an aggregate seating capacity of more than 1,400, range from buffet to gourmet and offer high quality food at reasonable prices.

Silver Legacy Resort Casino. The Silver Legacy is seamlessly connected to the Eldorado-Reno and is owned and operated by the Silver Legacy Joint Venture, which is 50% owned by ELLC, a 96% owned subsidiary of Resorts.
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
Silver Legacy is situated on two city blocks, encompassing 240,000 square feet in downtown Reno. The hotel currently offers 1,711 guest rooms, including 141 player spa suites, eight penthouse suites and seven hospitality suites. Many of the Silver Legacy’s guest rooms feature views of Reno’s skyline and the Sierra Nevada mountain range. The Silver Legacy’s 10- story parking facility can accommodate approximately 1,800 vehicles. At December 31, 2014, the Silver Legacy’s casino featured approximately 89,200 square feet of gaming space with approximately 1,314 slot machines and 63 table games, including blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, Baccarat and Pai Gow, a keno lounge and a race and sports book. “Club Legacy,” the Silver Legacy’s slot club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries and slot free play. Silver Legacy’s dining options are offered in eight venues.
In addition, the hotel sponsors entertainment events which are held in the hotel’s convention area. Silver Legacy’s other amenities include retail shops, exercise and spa facilities, a beauty salon and an outdoor swimming pool and sundeck. A city-owned 50,000 square-foot ballroom containing approximately 35,000 square feet of convention space is operated and managed by Silver Legacy, together with Eldorado-Reno and Circus Circus-Reno, and complements the existing publicly owned Reno

Events Center. It provides an elegant venue for large dinner functions and convention meeting space along with concert seating for approximately 3,000 attendees.
MTR Gaming Segment
Mountaineer Casino, Racetrack & Resort. Mountaineer is one of only four racetracks in West Virginia currently permitted to operate slot machines and traditional casino table gaming. Mountaineer is located on the Ohio River at the northern tip of West Virginia's northwestern panhandle, approximately thirty miles from the Pittsburgh International Airport and a one-hour drive from downtown Pittsburgh. Mountaineer is a diverse gaming, entertainment and convention complex with:

•	93,300 square feet of gaming space housing approximately 2,098 slot machines, 39 casino table games (including blackjack, craps, roulette and other games), and 12 poker tables;

•	354 hotel rooms, including the 256-room, 219,000 square foot Grande Hotel at Mountaineer, 27 suites, a full-service spa and salon, a retail plaza and indoor and outdoor swimming pools;

•
12,090 square feet of convention space, which can accommodate seated meals for groups of up to 575, as well as smaller meetings in more intimate break-out rooms that can accommodate 75 people and entertainment events for approximately 1,500 guests;

•
Live thoroughbred horse racing conducted from March through December on a one-mile dirt surface or a7/8 mile grass surface with expansive clubhouse, restaurant, bars and concessions, as well as grandstand viewing areas with enclosed seating for 3,570 patrons;

•
On-site pari-mutuel wagering and thoroughbred, harness and greyhound racing simulcast from other prominent tracks, as well as wagering on Mountaineer's races at over 1,400 sites to which the races are simulcast;

•	Woodview, an eighteen-hole par 71 golf course measuring approximately 6,200 yards located approximately seven miles from Mountaineer;

•	A 69,000 square foot theater and events center that seats approximately 5,000 patrons for concerts and other entertainment offerings;

•
A 13,650 square foot fitness center which has a full complement of weight training and cardiovascular equipment, as well as a health bar, locker rooms with steam and sauna facilities, and outdoor tennis courts;

•	Surface parking for approximately 5,300 vehicles; and

•	Seven dining venues.
Presque Isle Downs & Casino. Presque Isle Downs & Casino ("Presque Isle Downs"), located in Erie, Pennsylvania, opened for business in 2007 and commenced table gaming operations in 2010. The 153,400 square foot facility consists of:

•	61,400 square feet of gaming space housing approximately 1,720 slot machines, 37 casino table games and a nine table poker room;

•
Live thoroughbred horse racing conducted from May through September on a one-mile track with a state-of-the-art one-mile synthetic racing surface with grandstand, barns, paddock and related facilities, and indoor and outdoor seating for approximately 750 patrons;

•
On-site pari-mutuel wagering and thoroughbred and harness racing simulcast from other prominent tracks, as well as wagering on Presque Isle Downs' races at over 1,200 sites to which the races are simulcast;

•	Surface parking for approximately 3,200 vehicles; and

•	Six dining venues.
Scioto Downs. Scioto Downs is located in the heart of Central Ohio, off Highway 23/South High Street, approximately eight miles from downtown Columbus. Columbus is the largest metropolitan area within the state of Ohio with a population of approximately 787,000 and a greater metropolitan area of approximately 1.8 million within 60 miles of downtown.
Scioto Downs currently offers:

•	83,000 square feet of gaming space housing approximately 2,150 VLTs, including a 3,200 square foot outdoor gaming patio;

•
Six full service bars which include the 120 seat lounge atmosphere of the Veil Bar which offers live entertainment three nights a week, the High Limit Bar, a sports bar with eight big screen TVs and state of the art audio, as well as supporting bars within our racing operations facilities;

•
Live standard bred harness horse racing conducted from May through mid-September with barns, paddock and related facilities for the horses, drivers and trainers, that can accommodate over 2,600 patrons for live racing as well as a Summer Concert Series, featuring national acts;

•
On-site pari-mutuel wagering and thoroughbred, harness and greyhound racing simulcast from other prominent tracks, as well as wagering on Scioto Downs' races at over 800 sites to which the races are simulcast;

•	Surface parking for approximately 3,500 vehicles; and

•	Five dining venues.
ERI's Investment in Silver Legacy Joint Venture
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
On March 5, 2002, the Silver Legacy Joint Venture and its wholly owned finance subsidiary, Silver Legacy Capital Corp., issued $160 million principal amount of 10⅛% mortgage notes due March 1, 2012 (the “Silver Legacy Notes”). The Silver Legacy Notes matured on March 1, 2012 and the Silver Legacy Joint Venture did not make the principal and interest payment due on such date. On May 17, 2012, the Silver Legacy Joint Venture and Silver Legacy Capital Corp. (the “Silver Legacy Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code and on June 1, 2012 the Silver Legacy Debtors filed a joint plan of reorganization, which was subsequently amended on June 29, 2012 and August 8, 2012 (the “Plan of Reorganization”). On October 23, 2012, an order of confirmation relating to the Plan of Reorganization was entered by the bankruptcy court. On November 16, 2012, the effective date, as defined in the Plan of Reorganization, occurred. Concurrently, the Silver Legacy Joint Venture entered into a new $70 million credit facility (the “Silver Legacy Credit Facility”, issued $27.5 million in second lien notes (the “Silver Legacy Second Lien Notes”) and, in consideration of a $7.5 million contribution made by each of the Partners, issued $15 million in subordinated notes to the Partners (the “Partner Notes”). All creditors were paid under the terms of the Plan of Reorganization (with the exception of the quarterly installment payments to certain general unsecured creditors which were to be paid in full by November 16, 2013), the obligations under the Silver Legacy Notes were extinguished and the Silver Legacy Joint Venture emerged from bankruptcy. A final hearing was held and the Chapter 11 Case closed on March 20, 2013.
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
Eldorado's equity in income (losses) related to the Silver Legacy for the years ended December 31, 2014, 2013 and 2012 amounted to $2.0, $2.3 million and ($9.7) million, respectively.

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
ERI's Business Strategy
ERI is a gaming and hospitality company established in 1973 that owns and operates gaming facilities located in Louisiana, Nevada, Ohio, Pennsylvania and West Virginia. Its primary source of revenue is gaming, but it uses its hotels, restaurants, bars, shops and other services to attract customers to its properties. Eldorado was founded as a family business by the Carano family and continues, through ERI, to maintain its commitment to customer service, high-quality food and beverage and outstanding amenities. ERI believes that an extraordinary level of personal service and the variety, quality and attractive pricing of ERI's food and beverage outlets are important factors in attracting customers to ERI's properties and building customer loyalty.
ERI’s Operations
The ERI Merger has been accounted for as a reverse acquisition. Accordingly, Eldorado is considered the acquirer of MTR Gaming for accounting purposes.
The following table highlights the results of ERI’s operations (dollars in thousand) for the years ended December 31, 2014 and 2013 including MTR Gaming for the period from September 19, 2014 to December 31, 2014:

	2014	2013	Percent Increase (Decrease)
Net operating revenues	$361,823	$247,186	46.4%
Operating expenses	339,478	224,560	51.2%
Equity in income of unconsolidated affiliates	2,705	3,355	(19.4)%
Operating income	17,555	22,582	(22.3)%
Net (loss) income	$(14,322)	$18,897	(175.8)%

The following table highlights ERI’s sources of net operating revenues (dollars in thousands):

	2014		2013	Percent Increase (Decrease)
Casino:
Eldorado Reno	$61,946		$63,002	(1.7)%
Eldorado Shreveport	123,228		129,377	(4.8)%
MTR Gaming	113,674		—	100.0%
	298,848		192,379	55.3%
Pari-mutuel commissions-MTR Gaming	1,986		—	100.0%

Food and beverage:
Eldorado Reno	33,500		34,307	(2.4)%
Eldorado Shreveport	25,624		26,249	(2.4)%
MTR Gaming	9,109		—	100.0%
	68,233		60,556	12.7%
	—	—	—
Hotel:
Eldorado Reno	18,149		18,287	(0.8)%
Eldorado Shreveport	8,498		8,647	(1.7)%
MTR Gaming	1,360		—	100.0%
	28,007		26,934	4.0%
	—	—	—
Other:
Eldorado Reno	5,976		6,832	(12.5)%
Eldorado Shreveport	3,264		3,552	(8.1)%
MTR Gaming	3,958		—	100.0%
	13,198		10,384	27.1%
	—	—	—
Promotional allowances:
Eldorado Reno	(15,876))		(15,737)	0.9%
Eldorado Shreveport	(26,654))		(27,330)	(2.5)%
MTR Gaming	(5,919))		—	(100.0)%
	(48,449))		(43,067)	12.5%

Net operating revenues	$361,823		$247,186
ERI’s Seasonality
 Historically, the operations of ERI's gaming facilities have typically been subject to seasonal variations. Eldorado-Reno's strongest operating results have generally occurred in the second and third quarters and the weakest results have generally occurred during the period from November through February when weather conditions adversely affected operating results. In the Reno market, excessive snowfall during the winter months can make travel to the Reno area more difficult. This often results in significant declines in traffic on major highways, particularly on routes to and from Northern California, and causes a decline in customer volume. Furthermore, management believes that approximately two-thirds of visitors to the Reno market arrive by some form of ground transportation.
In addition, winter conditions can frequently adversely affect transportation routes to Mountaineer, Presque Isle Downs and Scioto Downs and cause cancellations of live horse racing. As a result, unfavorable seasonal conditions could have a material adverse effect on ERI's operations.
ERI’s Employees
As of December 31, 2014, the six properties owned and/or operated by ERI, including Silver Legacy, had approximately 7,100 employees. As of such date, ERI also had four collective bargaining agreements covering approximately 500 employees. A substantial majority of the employees at each property are non-management personnel and the number of people employed at any time at any of ERI's properties is subject to seasonal fluctuation.

ERI's Markets and Competition
General
The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American reservations and other forms of legalized gaming. There is intense competition among companies in the gaming industry, many of which have significantly greater resources than ERI. Certain states have legalized casino gaming and other states may legalize gaming in the future. Legalized casino gaming in these states and on Native American reservations near ERI’s markets or changes to gaming laws in states surrounding Nevada, Louisiana, West Virginia, Pennsylvania or Ohio could increase competition and could adversely affect ERI’s operations. ERI also competes to a lesser extent with gaming facilities in other jurisdictions with dockside gaming facilities, state-sponsored lotteries, on-and-off track pari-mutual wagering, card clubs, riverboat casinos and other forms of legalized gambling. In addition, various forms of internet gaming have been approved in Nevada and New Jersey and legislation permitting internet gaming has been proposed by the federal government and other states. The expansion of internet gaming in Nevada and other jurisdictions could result in significant additional competition.
Eldorado-Shreveport Segment
The Shreveport/Bossier City gaming market is characterized by intense competition and the market has not grown appreciably since The Shreveport/Bossier City gaming market is characterized by intense competition and the market has not grown appreciably since ERI-Shreveport opened in December 2000. Eldorado-Shreveport competes directly with four casinos in the Shreveport/Bossier City market that have established customer bases, one casino which opened in June 2013, and also with various other gaming facilities throughout Louisiana and Oklahoma. Casino gaming currently is prohibited in several jurisdictions from which the Shreveport/Bossier City market draws customers, primarily Texas. Although casino gaming is currently not permitted in Texas, the The Texas legislature has from time to time considered proposals to legalize gaming. Any such proposal would require an amendment to the Texas State constitution, which requires approval by two-thirds of the Texas State Legislature and approval by a majority of votes cast in a statewide voter referendum. Such approvals would legalize gaming in Texas notwithstanding vetoes by the Governor of casino gambling bills. There can be no assurance that casino gaming will not be approved in Texas in the future, which would have a material adverse effect on Eldorado-Shreveport's business. Eldorado-Shreveport competes with several Native American casinos located in Oklahoma, certain of which are located near ERI's core Texas markets. WinStar Casinos, a Las Vegas-style gaming facility owned by the Chickasaw Nation, is located in Oklahoma approximately 60 miles north of the Dallas/Fort Worth area and has 500,000 square feet of gaming space, more than 7,400 electronic gaming devices, 88 table games, 46 poker tables, a 937-seat bingo hall, an event center, two hotel towers with over 1,500 rooms, a spa and a 27-hole golf course. Eldorado-Shreveport also competes with Choctaw Casino Resort, a casino and hotel facility owned by the Choctaw Nation and located in Durant, Oklahoma, approximately 75 miles north of the Dallas/Fort worth area, with approximately 3,500 electronic gaming devices, table games, 30 poker tables, a bingo hall, hotel, 5,500-seat capacity event center, and 1,100-seat concert hall, several restaurants, a buffet, concert hall, amphitheater, dance hall, spa and RV park. Both the Chickasaw Nation and the Choctaw Nation are permitted to operate Class-III (as set forth in the Indian Gaming Regulatory Act) gaming devices in the state of Oklahoma, which permits them to offer Las Vegas-style gaming. Because Eldorado- Shreveport draws a significant amount of its customers from the Dallas/Fort Worth area, but are located approximately 190 miles from that area, ERI's management believes it will continue to face increased competition from gaming operations in Oklahoma, including the WinStar and Choctaw casinos, and would face significant competition that may have a material adverse effect on Eldorado-Shreveport's business and results of operations if casino gaming were to be approved in Texas.
In June 2013, construction was completed on a new 30,000 square foot casino and 400-room hotel project in Bossier City across the Red River from Eldorado-Shreveport. The facility, which also includes several restaurants and a 1,000-seat entertainment arena, received final approval from the Louisiana Gaming Control Board and opened on June 15, 2013. The owner acquired the license for an existing casino site in Lake Charles, Louisiana and received the required regulatory approvals to move the location to Bossier City. In December 2014, a new luxury, land-based casino with 1,600 slot machines, 72 gaming tables, a poker room, and a 740-room hotel with a ballroom, spa and 18-hole golf course, opened in Lake Charles, Louisiana approximately 200 miles south of Eldorado-Shreveport, but closer to the Houston, Texas market.
Eldorado-Reno Segment
Of the 31 casinos currently operating in the Reno market, ERI's management believes that its Reno properties compete principally with the six other hotel-casinos that, like Eldorado-Reno and Silver Legacy, each generate at least $36 million in annual gaming revenues. At this time, ERI cannot predict the extent to which new and proposed projects will be undertaken or the extent to which current hotel and/or casino space may be expanded. ERI expects that any additional rooms added in the Reno market will increase competition for visitor revenue. There can be no assurance that any growth in Reno's current room base or gaming capacity will not adversely affect the financial condition or results of operations of Eldorado-Reno and Silver Legacy.

Eldorado-Reno and Silver Legacy also compete with hotel-casinos located in the nearby Lake Tahoe region as well as those in other areas of Nevada, including Las Vegas. A substantial number of customers travel to both Reno and the Lake Tahoe area during their visits. Consequently, ERI believes that Eldorado-Reno’s success as well as that of Silver Legacy is influenced to some degree by the success of the Lake Tahoe market. The number of visitors increased during the year ended December 31, 2014 compared with the prior year, and while ERI’s management does not anticipate a decline in the popularity of either Reno or Lake Tahoe as tourist destination areas in the foreseeable future, any such decline could adversely affect the operations of Eldorado-Reno and Silver Legacy.
Since visitors from California comprise a significant portion of Eldorado-Reno's and Silver Legacy's customer base, both also compete with Native American gaming operations in California. In total, the State of California has signed and ratified compacts with 72 Native American tribes, and there are currently 60 Native American casinos operating in California, including casinos located in northern California, which ERI's management considers to be a significant target market. These Native American tribes are allowed to operate slot machines, lottery games, and banking and percentage games on Native American lands. Although many existing Native American gaming facilities in northern California are modest compared to Eldorado-Reno and Silver Legacy, a number of Native American tribes have established large-scale gaming facilities in California and some Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing, large-scale hotel and gaming facilities in northern California. Off-reservation proposals for tribal gaming in northern California continue to face resistance at the federal and local levels.
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
As northern California's Native American gaming operations have expanded, ERI's management believes that the increasing competition generated by these gaming operations has negatively impacted, and may continue to negatively impact, principally drive-in, day-trip visitor traffic from main feeder markets in northern California. A new gaming facility located in Sonoma County, California opened on November 5, 2013 with 3,000 slot machines, 144 table games, multiple dining options and a 10,000 square foot events center. In addition to gaming on Native American-owned land, California allows other non-casino style gaming, including pari-mutuel wagering, a state sponsored lottery, card clubs, bingo and off-track betting.
MTR Gaming Segment
Mountaineer, Presque Isle Downs and Scioto Downs primarily compete with gaming facilities located in West Virginia, Ohio and Pennsylvania, including, to a certain extent, each other, and gaming locations located in neighboring states including New York, Indiana and Michigan. In particular, Mountaineer (and to a lesser extent Presque Isle Downs) competes with other gaming facilities located in Pennsylvania, including The Rivers Casino located in downtown Pittsburgh, Pennsylvania and The Meadows Racetrack and Casino located in Washington, Pennsylvania, approximately 50 miles southeast of Mountaineer. An additional license has been granted for a casino to be located in Lawrence County Pennsylvania, approximately 45 miles from Mountaineer and 90 miles from Presque Isle Downs, which would result in further competition for both of those properties. Further, gaming facilities in Ohio that have recently commenced operations, including the Horseshoe Casino Cleveland, Hollywood Casino Columbus, ThistleDown Racino, Northfield Park and Beulah Park, present significant competition for Mountaineer, Presque Isle Downs and Scioto Downs.
Mountaineer competes with smaller gaming operations conducted in local bars and fraternal organizations. West Virginia law permits limited video lottery machines ("LVLs") in local bars and fraternal organizations. The West Virginia Lottery Commission authorizes up to 7,500 slot machines in these facilities throughout West Virginia. No more than five slot machines are allowed in each establishment licensed to sell alcoholic beverages, and no more than ten slot machines are allowed in each licensed fraternal organization. As of December 31, 2014, there was a total of approximately 700 LVL's in bars and fraternal organizations in Hancock county, West Virginia (where Mountaineer is located) and the two neighboring counties (Brooke and Ohio counties). Although the bars and fraternal organizations housing these machines lack poker and table gaming, as well as the amenities and ambiance of our Mountaineer facility, they do compete with Mountaineer, particularly for the local patronage.
While there are three other tracks and one resort in West Virginia that offer slot machine and table gaming, only one, Wheeling Island Casino, lies within Mountaineer's primary market in Wheeling, West Virginia. Wheeling Island Casino currently operates approximately 1,400 slot machines, nine poker tables, and 24 casino table games.

Scioto Downs has also competed with smaller gaming operations in Ohio commonly referred to as Internet/sweepstakes cafes. These establishments offer services including internet time and computer access, in addition to offering games such as poker and games that operate like slot machines. In March 2013, the Ohio General Assembly passed legislation which effectively bans the Internet cafes by defining use of the computers in these facilities as illegal gambling. Efforts have been underway to enforce the closure of the internet cafes.
Mountaineer's, and to a lesser extent Presque Isle Downs', racing and pari-mutuel operations compete directly for wagering dollars with racing and pari-mutuel operations at a variety of other horse and greyhound racetracks that conduct pari-mutuel gaming, including Wheeling Island Casino, in Wheeling, West Virginia; ThistleDown and Northfield Park, in Cleveland, Ohio; Beulah Park, in Austintown Ohio, and The Meadows Racetrack & Casino, in Washington, Pennsylvania. Wheeling Island Casino conducts pari-mutuel greyhound racing, simulcasting and casino gaming. Both ThistleDown and Northfield Park conduct pari-mutuel horse racing, with video lottery gaming which commenced in 2013. Beulah Park was relocated from Columbus, Ohio to Austintown, Ohio in 2014 and conducts pari-mutuel wagering, simulcasting and video lottery gaming. The Meadows Racetrack & Casino conducts live harness racing, simulcasting and casino gaming. Mountaineer (and to a lesser extent, Presque Isle Downs) also will compete with Valley View Downs in Lawrence County, Pennsylvania, if it is constructed and opened. Since commencing export simulcasting in August 2000, Mountaineer competes with racetracks across the country to have its signal carried by off-track wagering parlors. Mountaineer, Presque Isle Downs and Scioto Downs also competes for wagering dollars with off-track wagering facilities in Ohio and Pennsylvania, and competes with other racetracks for participation by quality racehorses.
General
All of ERI's gaming operations also compete to a lesser extent with operations in other locations, including Native American lands, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, on- and off-track wagering, high-stakes bingo, card parlors, and the emergence of Internet gaming, including proposals at the state and federal levels that would legalize various forms of internet gaming. In addition, casinos in Canada have likewise recently begun advertising and increasing promotional activities in our target markets.
Mesquite
The diagram below depicts the current organizational structure of Mesquite and its subsidiaries.
Investment in Mesquite
Mesquite is engaged in the hotel casino industry in Mesquite, Nevada through its wholly owned subsidiaries, C & HRV, LLC (doing business as Virgin River Hotel/Casino/Bingo) and VRCC, LLC and its wholly owned subsidiaries, 5.47 RBI, LLC and RBG, LLC (doing business as CasaBlanca Resort/Golf/Spa) and its wholly owned subsidiary CasaBlanca Resorts, LLC (doing business as the Oasis Resort and Casino prior to its demolition in 2013) and its wholly owned subsidiaries Oasis Interval Ownership, LLC, Oasis Interval Management, LLC and Oasis Recreational Properties, Inc. Mesquite's operations include approximately 213,000 square feet of casino space, containing 1,600 slot machines, 36 table games, and 1,558 hotel rooms, 371 of which are non-operational rooms located on the site that housed the Oasis prior to its demolition.
On August 1, 2011, the Company acquired its 40% Mesquite Interest, which is accounted for using the equity method of accounting, in exchange for $8,222,222 in cash that was contributed to the Company by the Newport Funds in July 2011. The

Mesquite Acquisition was completed upon the transfer to Mesquite of all of the assets of Black Gaming, LLC (“Black Gaming”), including Black Gaming’s direct and indirect ownership interests in its subsidiaries. The transfer of the Black Gaming assets to Mesquite and the acquisition by AcquisitionCo of the Mesquite Interest were pursuant to a joint plan of reorganization filed by Black Gaming and its subsidiaries with the United States Bankruptcy Court for the District of Nevada on March 1, 2010, and approved by the Court on June 28, 2010.
On August 1, 2011, Mesquite completed the issuance of $62.5 million of Senior Secured Notes under Mesquite’s New Loan Facility that provided for interest at an annual rate of LIBOR (1.5% floor and 4.5% ceiling) plus 700 basis points and were due and payable August 1, 2016 (the “Mesquite Senior Notes”), and entered into a new $10 million senior secured credit facility (the "Mesquite Credit Facility"). Interest and principal on the Mesquite Senior Notes and interest on the Mesquite Credit Facility were payable quarterly.
On August 22, 2013, Mesquite completed its refinancing of the indebtedness then outstanding under the Mesquite Senior Notes and the Mesquite Credit Facility utilizing the following: (a) $20 million of First Lien Notes issued to Nevada State Bank, due and payable August 22, 2019, that provide for interest at a 30 day LIBOR rate effective on the first day of each month plus an applicable margin which is determined by reference to Mesquite's senior leverage ratio (5.25% for a ratio greater than 2:1 and 4.75% for a ratio less than or equal to 2:1), (b) a three-year term, $6 million First Lien Revolver with Nevada State Bank, due and payable August 22, 2016, which is subject to the same interest terms as the First Lien Notes plus 0.25% quarterly on the unused principal portion of the First Lien Revolver, and (c) $35 million of Second Lien Notes issued to Wilmington Trust, due and payable February 21, 2020, that provide for no principal amortization and payment of interest on the unpaid principal amount at the rate of 7% per annum until January 2, 2015, and at the rate of 8% per annum thereafter.
The Second Lien note holders include the Company ($14 million) and other lenders not affiliated with the Company but which have (or their beneficial owners have) ownership interests in Mesquite.
Mesquite’s Gaming Properties
Virgin River Hotel/Casino/Bingo. The Virgin River Hotel & Casino (the “Virgin River”) has 717 guest rooms (including six suites) and a 36,000 square-foot casino with approximately 831 video poker and slot machines, 12 table games, a full service race and sports book, a 183-seat bingo parlor and keno. The Virgin River offers various resort and entertainment amenities, including swimming pools and hot tubs, a 24-lane state-of-the art bowling center, an arcade and a lounge for entertainment and dancing. In addition, the Virgin River offers several affordable dining options, including a 182-seat 24-hour restaurant, the Chuckwagon, and a 178-seat buffet restaurant, Sierra’s Buffet, which has been voted the #1 buffet in Mesquite on multiple occasions. The Virgin River is situated on an approximately 32-acre site, with a parking lot that has a capacity for approximately 1,650 cars.
CasaBlanca Resort/Golf/Spa. The CasaBlance Resort & Casino (the “CasaBlanca”) includes a hotel with approximately 472 tower rooms (including 24 suites) and 24 timeshare units and a casino with approximately 27,000 square feet of space. The casino offers approximately 837 video poker and slot machines, 25 table games, a full service race and sports book, lounge entertainment and dancing. The CasaBlanca offers various resort and entertainment amenities, including a golf club, a full service spa, tennis courts, a lagoon swimming pool with a waterfall and slide, a hot tub, a sand volleyball court and an arcade. In addition, the CasaBlanca offers the Smorgasbord Buffett, a 320-seat buffet restaurant, The Fez, a 180-seat café, Katherine’s, a 136-seat fine dining restaurant, an ice cream parlor, a gift shop and a 10,000 square-foot banquet and conference facility and a 500-seat showroom. The CasaBlanca, situated on approximately 43 acres, has a parking lot with a capacity for approximately 1,940 cars as well as a 45-unit full service R.V. park. Approximately one mile from the CasaBlanca, situated on a 221-acre site, is the CasaBlanca Golf Club featuring an 18-hole, 7,011 yard championship course. The land on which the golf club is located is leased pursuant to a 99-year lease that expires in June 2094.
Other Assets. Demolition of another hotel casino was completed during 2013. The only remaining structures on the site are two buildings used for timeshares and a skywalk across Mesquite Boulevard. Also remaining on the site are a parking lot with a capacity for approximately 1,800 cars as well as an 80 unit R.V. park. Approximately four miles from the Oasis site is the Palms Golf Course featuring an 18-hole, 7,008 yard championship course. The Palms Golf Course is located in Arizona just across the Nevada border and is situated on a 256-acre site, of which 109 acres are leased from the State of Arizona pursuant to a lease that expired in May 2015. Mesquite has paid the first years rent of $128,000 (which includes a $1,000 renewal fee) under a new lease covering May 13, 2015 through May 12, 2016 and continues to negotiate with the Arizona State Land Department to extend the lease for a longer period.
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
Without the affirmative vote or written consent of at least four (4) of Mesquite’s Managers and Class A Members holding Eligible Units totaling at least two-thirds (2/3) of the Eligible Units held by all Class A Members, neither the Mesquite Board nor the Mesquite CEO has the right to do any of the following:

•	Admit additional Members to Mesquite other than a substituted Member for an existing Member or pursuant to exercise of currently outstanding warrants (the "Warrants");

•	Sell, transfer, convey or encumber all or substantially all Mesquite property;

•	Incur an indebtedness obligation or series of related indebtedness obligations, whether directly by Mesquite or through any of its subsidiaries, in excess of three million dollars ($3,000,000);

•	Enter into any transaction or series of related transactions for the purchase or sale of assets by Mesquite or any of its subsidiaries in which the purchase or sale price exceeds $3,000,000;

•	Issue additional Units or warrants other than the Warrants and Units issued pursuant to the Warrants;

•	Merger Mesquite with or into any other entity;

•	Any distributions made pursuant to the provisions of Section 5.4 of the Mesquite Operating Agreement;

•	Merger of any subsidiary of Mesquite with or into any entity other than Mesquite or another wholly owned subsidiary of Mesquite;

•	Issue additional equity interests in any subsidiary of Mesquite to a party other than Mesquite or a wholly owned subsidiary of Mesquite; or

•	Transfer any equity interest in any subsidiary of Mesquite to a party other than Mesquite or a wholly owned subsidiary of Mesquite.
Mesquite's Business Strategy
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
Mesquite's Operations
The primary source of Mesquite’s revenues is its properties’ casinos, although their hotels, restaurants, bars, shops and other services are an important adjunct to the casinos. The following table sets forth the respective contributions to Mesquite’s net revenues on a dollar (in thousands) and percentage basis of the major activities at Mesquite’s properties for each of the years 2014 and 2013:

	2014		2013
Revenues:
Casino(1)	$61,858	65.2%	$62,027	66.1%
Food, Beverage and Entertainment(2)	24,903	26.2%	23,486	25.0%
Hotel(2)	16,967	17.9%	17,662	18.8%
Other(2)	8,976	9.5%	8,347	8.9%
Gross revenues	112,704	118.8%	111,522	118.8%
Less:
Promotional allowances(2)	(17,818)	(18.8)%	(17,741)	(18.8)%
Net revenues	$94,886	100.0%	$93,781	100.0%

(1)	Casino revenues are the net difference between the sums received as winnings and the sums paid as losses.

(2)
Hotel, food, beverage, entertainment and other include the retail value of services which are provided to casino customers and others on a complimentary basis. Such amounts are then deducted as promotional allowances to arrive at net revenue.

Mesquite's Seasonality
Mesquite’s results of operations tend to be highly seasonal in nature. During the year ended December 31, 2014, approximately 45% of its operating income (without considering depreciation and amortization and other non-cash items) was generated in the first quarter and approximately 31% was generated in the second quarter with the remainder being generated during the final half of the year.
Mesquite's Employees
As of December 31, 2014, Mesquite employed approximately 1,469 employees, none of whom are covered by a collective bargaining agreement. Mesquite believes that its relationship with its employees is good.

Mesquite's Market and Competition
Market description. Mesquite has a population of approximately 16,439 according to the most recently available census data, and is located in the Virgin River Valley adjacent to the Arizona state line and 80 miles northeast of Las Vegas along Interstate 15. Mesquite is a market that attracts both “drive-in” visitors and visitors who are passing through on their way to other destinations by offering gaming as well as other summer and winter recreational activities. In addition to gaming, the Mesquite area features national parks and forests, mountains and lakes and offers year-round opportunities for outdoor activities of all types.
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
According to the Las Vegas Convention and Visitors Authority (the “Visitors Authority”), the Mesquite area attracted an estimated 1.2 million and 1 million visitors during the years 2014 and 2013, respectively. Based on information reported by the Visitors Authority and the Nevada State Gaming Control Board, gaming revenues for the Mesquite gaming markets were $113 million, $113.1 million and 117.5 million in 2014, 2013 and 2012, respectively.
Competitors generally. Mesquite faces competition in the market in which its gaming facilities are located as well as in or near any geographic area from which it attracts or expects to attract a significant number of its customers. As a result, Mesquite’s casino properties face direct competition from all other casinos and hotels in the Las Vegas, Nevada region and the Wendover, Nevada region as well as the California gaming market.
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
Competitors, Mesquite, Nevada. There are three operating hotel-casinos in Mesquite, Nevada, two of which are owned by Mesquite. Mesquite suspended operations at another of its hotel-casinos, the Oasis, on June 30, 2009 and surrendered its gaming license related to that property. Mesquite continued to use the hotel rooms, RV Park and timeshares at the Oasis until the recent demolition discussed previously and continues to utilized the timeshares now that the demolition is complete, as the structures housing those properties remain. As of December 31, 2014 there were approximately 1,736 hotel rooms in Mesquite, Nevada, 1,560 of which are owned by Mesquite. Within the three operating hotel-casinos there are eight dining options, five of which are located at Mesquite properties. Mesquite also competes with free standing dining facilities in Mesquite, Nevada. The only other licensed resort gaming facility in Mesquite is the Eureka Casino Hotel (the “Eureka”). Mesquite believes that the hotel casinos are sufficiently distinct and diversified such that each property caters to a different type of clientele. For instance, the CasaBlanca, which contains a spacious casino floor and a tower hotel, appeals to the customer who seeks to enjoy a mega resort type experience that is away from the hustle and bustle of Las Vegas. On the other hand, the Virgin River caters to the local Mesquite customer who is more likely to be attracted by the intimate gaming atmosphere and amenities such as a bowling alley. With 210 rooms and 3 dining facilities, Mesquite believes that the Eureka targets the local Mesquite customer and competes directly with the Virgin River. There is no limit on the number of gaming licenses that may be granted in Mesquite or in some of the other gaming markets in which Mesquite competes. In particular, other than zoning limitations and licensing requirements of the City of Mesquite, there are no restrictions on additional casinos being constructed and opened in Mesquite, including by competitors that may have greater financial and other resources than Mesquite.
Competitors, Las Vegas, Nevada. Many of Mesquite’s competitors in the Las Vegas market have significantly greater name recognition and financial, marketing and other resources than does Mesquite. However, Mesquite’s focus on providing value-oriented amenities with a quality casino experience attracts many Las Vegas locals who want to enjoy a weekend getaway. In response to challenges resulting from the most recent economic downturn and an increased inventory of rooms, many properties in the Las Vegas market have significantly reduced their room rates, which has made it more difficult for Mesquite to compete with those properties.

Competitors, West Wendover, Nevada. West Wendover, Nevada is located on the eastern border of Nevada in Elko County. The city is contiguous with Wendover, Utah and is approximately 120 miles west of Salt Lake City, Utah, less than half the distance between Mesquite and Salt Lake City, Utah. According to the Nevada State Gaming Control Board, the West Wendover casinos collectively contain approximately 4,000 slot machines and 140 games and tables as of December 31, 2014. Mesquite competes with these casinos for gaming customers located in Salt Lake City, Utah and the outlying areas. Nonetheless, Mesquite believes that it benefits from a more favorable climate and more attractive amenities. In West Wendover, during September through December, the average number of days with precipitation ranges from five to nine days with temperatures ranging from 38 to 58 degrees Fahrenheit. Mesquite, on the other hand, has on average three to four days of precipitation with temperatures ranging from 48 to approximately 72 degrees Fahrenheit during the same period.
Competitors, California Gaming Market. Reference is made to the discussion appearing under “ELDORADO - Competition” regarding the development of Native American casinos in the state of California.
LAWS AND REGULATIONS
Gaming Regulation Overview
ERI and Mesquite and their operations are subject to extensive regulation under laws, rules and supervisory procedures primarily in the jurisdictions where their facilities are located or docked. If additional gaming regulations are adopted in Louisiana, Nevada, Ohio, Pennsylvania or West Virginia, where their operations are conducted, those regulations could impose additional restrictions or costs that could have a significant adverse effect on those operations. From time to time, various proposals have been introduced in the legislatures of the jurisdictions in which ERI and Mesquite conduct operations which, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and those operations. ERI and Mesquite do not know whether or when such legislation will be enacted. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees could adversely affect ERI's and/or Mesquite's, or their subsidiaries’, operations.
Some jurisdictions, including those in which ERI and Mesquite are licensed, empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and require licensees to file periodic reports regarding those gaming activities. Violations of gaming laws or regulations in one jurisdiction could result in disciplinary action in other jurisdictions.
Under provisions of gaming laws in jurisdictions in which ERI and Mesquite have operations, and under their organizational documents, certain of their securities are subject to restrictions on ownership which may be imposed by specified governmental authorities. The restrictions may require a holder of those securities to dispose of the securities or, if the holder refuses, or is unable, to dispose of the securities, the issuer may be required to repurchase the securities.
NGA has been approved by the applicable gaming authorities to hold equity interests in ERI and Mesquite and is subject to extensive ongoing regulation by the gaming authorities of these jurisdictions.
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

Changes in these regulations and procedures could have an adverse effect on gaming operations at Nevada casinos, including those of ERI and Mesquite.
ERI is registered by the Nevada Commission as a publicly traded corporation (a “Registered Corporation”) that is authorized to own all of the membership interests of Eldorado. As a Registered Corporation, ERI is required to submit periodic detailed financial and operating reports to the Nevada Commission and to furnish any other information which the Nevada Commission may require. Eldorado is approved and registered as a private holding company authorized to own and control all of the membership interests of Resorts. Resorts, which owns and operates Eldorado-Reno, and Mesquite, which owns and operates Virgin River and CasaBlanca, are licensed by the Nevada Gaming Authorities as corporate licensees (“Corporate Licensees”) under the terms of the Nevada Act. Resorts is also registered with the Nevada Commission as a holding company in connection with its 96% interest in Eldorado Limited Liability Company, a 50% (effectively) joint venture partner in Silver Legacy, and as a manager and member of Tamarack Junction. Each of Eldorado-Reno, Silver Legacy, Tamarack Junction, Virgin River and CasaBlanca are licensed as non-restricted (casino) gaming operations under Nevada law. No person may become a member of, or receive any percentage of the profits from, Eldorado or Mesquite without first obtaining licenses and approvals from the Nevada Gaming Authorities. All of the members of Eldorado and Mesquite have obtained the licenses and approvals necessary to own their respective interests in Eldorado and Mesquite, respectively. Eldorado and its affiliated entities have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities at Eldorado-Reno and to own its interests in ELLC, a joint venture partner in Silver Legacy, and its interests in Tamarack Junction. Likewise, Mesquite and its affiliated entities have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities at Virgin River and CasaBlanca and to own its interests in VRCC, LLC and C & HRV, LLC.
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

•
Approval of the issuance of the 14.47% new membership interest by Resorts and transfer of the interest to AcquisitionCo.Similarly, prior to the closing of the Mesquite Acquistion, NGA and its affiliated entities and controlling persons obtained certain approvals from the Nevada Gaming Authorities including, among others:

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

The Nevada Gaming Authorities have found NGA, VoteCo, Blocker and AcquisitionCo and each such company’s respective members and managers suitable in connection with the interests held in ERI and Mesquite. While the direct and indirect holders of Class B Membership Units of NGA are not mandatorily required to be found suitable in connection with NGA’s holdings in ERI and Mesquite, they remain subject to the discretionary authority of the Nevada Commission and can be required to file an application and have their suitability determined, or to dispose of their investment in NGA. NGA has been approved to be registered by the Nevada Commission as a “publicly traded corporation” as that term is defined in the Nevada Act. NGA is deemed a publicly traded corporation under the Nevada Act because its Class A Units are registered under the Securities Exchange Act of 1934 and NGA is accordingly required to file periodic reports pursuant to that Act. There is currently only one Class A Unit issued and outstanding and it is not currently anticipated that any of NGA’s membership units or any other securities of NGA will be listed for trading or trade with any frequency.
No person may become a stockholder or member of, or receive any percentage of the profits of, an intermediary or holding company or gaming licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with NGA or its affiliates to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Certain of the officers, managers and key employees of ERI, Mesquite, NGA, VoteCo, Blocker and AcquisitionCo have been or may be required to file applications with the Nevada Gaming Authorities and are or may be required to be licensed or found suitable by the Nevada Gaming Authorities in connection with the Eldorado and Mesquite Transactions. The Nevada Gaming Authorities may deny any application for licensing for any reason which they deem appropriate. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the authority to disapprove changes in a corporate position.
If the Nevada Gaming Authorities were to find an officer, manager or key employee of ERI or its Nevada licensed subsidiaries, Mesquite, NGA, VoteCo, Blocker or AcquisitionCo unsuitable for licensing or unsuitable to continue having a continuing relationship with any of these entities, the companies involved would have to sever all relationships with such person. The Nevada Gaming Authorities may deny an application for any cause which they deem reasonable. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.
If it were determined that the Nevada Act was violated by ERI, any of ERI's Nevada licensed subsidiaries, Mesquite, NGA, VoteCo, Blocker or AcquisitionCo, the gaming licenses and approvals of the violating entity could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, any such violation and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act or of the regulations of the Nevada Commission, at the discretion of the Nevada Commission. Furthermore, the Nevada Commission could appoint a supervisor to operate ERI's and Mesquite’s Nevada operations and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) impact ERI's and Mesquite's casino revenues and cause NGA to suffer financial loss.
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
The Riverboat Act approved the conduct of gaming activities on riverboats, in accordance with the Riverboat Act, on twelve separate waterways in Louisiana. The Riverboat Act allows the Gaming Control Board to issue up to fifteen licenses to operate riverboat gaming projects within the state, with no more than six in any one parish. There are presently fifteen licenses issued and operating.
ERI and certain of its members, officers, and certain of its key personnel were found suitable to operate riverboat gaming in the State of Louisiana. New directors, officers, and certain key employees associated with gaming must also be found suitable by the Gaming Control Board prior to working in gaming-related areas. These approvals may be immediately revoked for a number of causes as determined by the Gaming Control Board. The Gaming Control Board may deny any application for a certificate, permit or license for any cause found to be reasonable by the Gaming Control Board. The Gaming Control Board has the authority to require any riverboat operator to sever its relationships with any persons for any cause deemed reasonable by the Gaming Control Board or for the failure of that person to file necessary applications with the Gaming Control Board. Eldorado-Shreveport, as operated by Eldorado subsidiaries, currently holds all required licenses and approvals for operation of the casino. The current Louisiana riverboat gaming license of Eldorado-Shreveport is valid for five years and will expire on October 14, 2019.
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
The Riverboat Act or rules adopted pursuant thereto contain certain restrictions and conditions relating to the operation of riverboat gaming, including the following: (1) agents of the Gaming Control Board are permitted on board at any time during gaming operations; (2) gaming devices, equipment and supplies may only be purchased or leased from permitted suppliers; (3) gaming may only take place in the designated gaming area while the riverboat is upon a designated river or waterway; (4) gaming equipment may not be possessed, maintained or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair or storage of such equipment; (5) wagers may be received only from a person present on a licensed riverboat; (6) persons under 21 are not permitted on gaming vessels; (7) except for slot machine play, wagers may be made only with chips or electronic cards purchased from the licensee aboard a riverboat; (8) licensees may only use docking facilities for which they are licensed and may only board and discharge passengers at the riverboat’s licensed berth; (9) licensees must have adequate protection and indemnity insurance; (10) licensees must have all necessary federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and (11) gaming may only be conducted in accordance with the terms of the license, the Riverboat Act and the rules and regulations adopted by the Gaming Control Board.
Fees for conducting gaming activities on a riverboat include (1) $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter plus (2) a percentage of net gaming proceeds (gross revenue).  In March 2001, Louisiana passed Act 3 of the 1st Extraordinary Legislative Session, which allows riverboat gaming licensees to operate dockside.  In consideration of this change, the tax on gaming revenues was increased to 21.5%.
The Riverboat Act also authorizes the City of Shreveport to assess a boarding fee, up to $3.00.  In lieu of the boarding fee, Eldorado-Shreveport's previous owner negotiated a payment in an amount equal to 3.225% of the gross revenues (“Net Gaming Proceeds”) of the riverboat to be paid to the City of Shreveport and 0.5375% of the Net Gaming Proceeds of the riverboat to be paid to the Bossier Parish School Board.  In May 2005, Eldorado-Shreveport's previous owner and the Bossier Parish Police Jury concluded an agreement under which Eldorado-Shreveport began paying a percentage of its net gaming proceeds, to the Bossier Parish Police Jury.  Such payments were initially in the amount of 0.3% of its net gaming proceeds during 2006, and subsequently increased to 0.4% and 0.5% effective January 1, 2007 and 2008, respectively.  The payments are in addition to those under Eldorado-Shreveport's ground lease and are in lieu of both admission fees and any sales or use tax for complimentary goods or services.
Any violation of the Riverboat Act or the rules promulgated by the Gaming Control Board could result in substantial fines, penalties (including a revocation of the license) and criminal actions.  Additionally, all licenses and permits issued by the Gaming Control Board are revocable privileges and may be revoked at any time by the Gaming Control Board.
West Virginia Regulation and Licensing

In the State of West Virginia, ERI owns and operates, through MTR and its wholly owned subsidiary, Mountaineer Park, Inc., Mountaineer Casino, Racetrack & Resort in Chester, West Virginia, which offers live thoroughbred racing with pari-mutuel wagering, simulcast racing with pari-mutuel wagering, televised racing with pari-mutuel wagering, racetrack video lottery games and lottery racetrack table games. The operation and management of Mountaineer are subject to extensive regulation by the West Virginia Racing Commission (the “WV Racing Commission”) and the West Virginia Lottery Commission (the “WVLC”). The racing and pari-mutuel wagering activities are licensed and regulated by the WV Racing Commission. Racetrack video lottery games and lottery racetrack table games are licensed and regulated by the WVLC.  Holding a valid racing license is required in order to be issued and hold a racetrack video lottery license and a lottery table games license cannot be issued unless the applicant for the license holds a racetrack video lottery license.
Horse Racing and Pari-Mutuel Wagering. The WV Racing Commission, which is comprised of three members appointed by the Governor of West Virginia, regulates live racing, simulcast racing, televised racing and pari-mutuel wagering. Racing and pari-mutuel wagering are governed by the applicable West Virginia statutes and legislative rules promulgated by the WV Racing Commission.  Mountaineer is licensed by the WV Racing Commission, which license is renewed annually unless the WV Racing Commission rejects the application for renewal for good cause. The licensee pays an annual license tax as well as daily license taxes and pari-mutuel wagering taxes to the WV Racing Commission.  The racing statutes including the taxes are subject to change by the West Virginia legislature. The legislative rules promulgated by the WV Racing Commission are subject to amendment by the WV Racing Commission, but changes to the rules need to be approved by the West Virginia legislature.  Licenses are not transferable.
As part of its application for renewal of its license, Mountaineer must disclose substantial information to the WV Racing Commission and notify the WV Racing Commission of changes in material information during the license year. This information includes the following:

•	The names and addresses of all Mountaineer directors and stockholders;

•	The dates and locations of race meetings;

•	The hours of operation on each race day;

•	A list of names of all required race officials;

•	A current and accurate financial statement of Mountaineer certified by an independent certified public accountant; and

•	Any other information required by the WV Racing Commission.
Employees of Mountaineer engaged in racing and/or pari-mutuel wagering must have permits issued by the WV Racing Commission before they engage in employment in a racing or pari-mutuel wagering occupation. The WV Racing Commission charges each applicant for a permit, or for renewal of a permit, a permit fee that may be paid by the licensee. The WV Racing Commission may suspend, revoke or not renew licenses and permits in the event the licensee or permit holder violates the racing statutes or rules promulgated by the WV Racing Commission. The WV Racing Commission may also require fingerprints and background checks from all applicants for a permit as well as from officers, board members and key employees of Mountaineer.
The WV Racing Commission approves live racing days as wells as simulcast and televised racing. The WV Racing Commission has broad powers to investigate, monitor and oversee all aspects of racing and pari-mutuel wagering.  The WV Racing Commission and its personnel have the right of access to any and all parts of the grounds of Mountaineer, and the WV Racing Commission may audit or examine the books and records of Mountaineer.
If the WV Racing Commission were to suspend, revoke or not renew Mountaineer’s racing license, Mountaineer would have to stop offering racetrack video lottery games for play and stop offering lottery race track table games.
West Virginia levies various taxes and fees on racing and pari-mutuel wagering activities, imposes limits on the commissions Mountaineer may receive from these activities and specifies how some portions of these commissions must be expended by the licensee. Changes in these laws could have a significant impact on the profitability of Mountaineer.
Racetrack Video Lottery. Racetrack video lottery is regulated by the WVLC, which is comprised of seven members appointed by the Governor of West Virginia including the executive director of the WVLC (the “WV Executive Director”).  The WVLC has promulgated rules approved by the West Virginia legislature under which racetrack video lottery games are played and conducted. Under West Virginia law, Mountaineer’s racetrack video lottery license is not transferrable.  Additionally, the transfer of more than five percent of the equity interest, or voting interest, in Mountaineer or any other licensee must be approved by the WVLC before the transfer is finalized. In order to lawfully conduct racetrack video lottery, Mountaineer must maintain its racing license issued by the WV Racing Commission as well as it racetrack video lottery license.  Only the holder of a racing license is authorized to hold a racetrack video lottery license.

In order to maintain its racetrack video lottery license, Mountaineer is required to inform the WVLC when information provided in its last renewal application changes.  Updating may be required because of changes in Mountaineer’s direct or indirect ownership, changes in management including members of the board of directors, changes in key personnel or changes in financing.  Mountaineer must annually apply to renew its race track video lottery license. This information includes but is not limited to:

•	Information about all holding companies, intermediaries, subsidiaries and affiliates of Mountaineer;

•	Any criminal charges or convictions of Mountaineer and employees engaged in gaming related activity;

•
Name, address, employer identification number or social security number, date of birth, compensation, any criminal charges or convictions and fingerprints for each of Mountaineer’s officers and directors as well as key employees having the ability to control or influence gaming activity. This requirement extends to officers, directors and key employees of a parent corporation;

•	A description of the stock of Mountaineer, and of all holding companies, intermediaries, subsidiaries and affiliates of Mountaineer;

•	Proof that Mountaineer holds a racing license issued by the WV Racing Commission;

•	Audited financial statements for Mountaineer and for any parent or holding company;

•	Information about all of the stock or equity interests Mountaineer holds in other entities;

•	A description of any civil litigation to which Mountaineer, or any holding company, subsidiary or affiliate of Mountaineer, is or was a party;

•
Information about any judgment, order or consent order pertaining to a violation of federal antitrust, trade regulation or securities laws, or of similar laws of any state, province or country, entered against Mountaineer or any holding company of Mountaineer;

•	Information regarding any bankruptcy or insolvency proceedings of Mountaineer or any director, officer or key employee of Mountaineer or of any parent corporation or other holding company;

•	Information regarding the licensing history of Mountaineer, any director, officer or key employee of Mountaineer or of any parent or other holding company;

•	Mountaineer’s security and surveillance plan;

•
Consent to background checks for Mountaineer officers, directors and key employees and similar personnel of any parent corporation or holding company having directly or indirectly the power to control or influence gaming decisions by Mountaineer or any of its employees, which includes furnishing fingerprints;

•	A commitment to deliver acceptable forms of credit (e.g., surety bond) and evidence of insurance, meeting the requirements of the WVLC;

•	A commitment to purchase only authorized video lottery terminals and to maintain and timely repair such terminals using authorized technicians and parts;

•	A commitment to acquire video lottery terminals only from technology providers approved by the WVLC; and

•	Any other information or agreement the WVLC may require.
Each time Mountaineer submits additional information to the WVLC in connection with Mountaineer’s racetrack video lottery license, or fails to timely submit such information, the WVLC and the WV Executive Director have discretion to suspend, revoke or reconsider the application for Mountaineer’s racetrack video lottery license.  If the racetrack video lottery license is suspended, revoked or not renewed, Mountaineer would have to cease operation of its racetrack video lottery games, as well as its lottery racetrack table games. Mountaineer’s racetrack video lottery license is subject to suspension, revocation or nonrenewal as provided for in the racetrack video lottery statutes and rules of the WVLC. Civil money penalties and criminal penalties may be imposed for certain violations of the lottery statutes and rules of the WVLC.
The racetrack video lottery license may be suspended or revoked or not renewed in the event Mountaineer does any of the following:

•	Fails to comply with West Virginia’s racetrack video lottery statutes;

•	Fails to comply with the rules, terms and conditions, policies, orders and directives of the WVLC or of the WV Executive Director;

•	Fails to maintain any required surety bond, insurance, or insurance coverage required by the WVLC;

•
Makes a false or fraudulent statement or representation in connection with its application for renewal of its racetrack video lottery license or in any other document reasonably required by the WVLC or the WV Executive Director;

•	Fails to promptly and accurately settle accounts of racetrack video lottery transactions and pay the WVLC amounts due to the WVLC from racetrack video lottery transactions;

•	Fails to credit or pay a winning racetrack video lottery participant;

•	Allows an underage person to play racetrack video lottery games, or pays an underage person a video lottery prize payment;

•	Fails to maintain adequate and sufficient security;

•	Offers a video lottery game that has not been approved by the WV Executive Director or the WVLC;

•	Allows a video lottery terminal to be repaired by an unauthorized person;

•	Uses a video lottery terminal that has not been authorized and approved by the WV Executive Director;

•	Fails to comply with the Americans with Disabilities Act of 1990;

•	Fails to provide required notice or to obtain required approval prior to relocating or transporting a video lottery terminal;

•	Fails to make capital improvements as required by the WVLC by rule, policy, order or directive;

•	Fails to meet financial obligations necessary for the continued operation of racetrack video lottery;

•	Acts in a manner that impacts or has the likelihood of impacting the efficient operation or integrity of video lottery; or

•	Fails to adhere to any terms and conditions set forth in the order of the WVLC approving Mountaineer’s application for a license or for renewal thereof.
The WV Executive Director or the WVLC may also suspend or revoke Mountaineers racetrack video lottery license if Mountaineer or any officer or director or any employee engaged in gaming activity, or any officer or director or key employee of any parent corporation or holding company is convicted of criminal violations that may negatively impact the integrity of the lottery, or if any of them have experience, character or general fitness that the WV Executive Director believes would be inconsistent with the public interest, convenience or trust.
As necessary for reasons related to public safety, convenience or trust which require immediate action, the WV Executive Director may order the immediate and indefinite disabling of all or a portion of Mountaineer’s racetrack video lottery terminals in accordance with rules of the WVLC.
The WVLC and the WV Executive Director have broad powers under the racetrack video lottery statutes to investigate and monitor racetrack video lottery operations.  All racetrack video lottery terminals in operation for play must be connected to the WVLC’s computer system.  The WV Executive Director and employees of the Commission may at any time examine, inspect, test or access for any purposes all records, files, equipment, other documents, video lottery terminals, and hardware and software used in connection with video lottery.  Mountaineer must allow inspections of its licensed premises at any time as authorized by the WV Executive Director.
The WVLC also has the power and authority, for good cause and without notice or a warrant, at any time, to do any of the following:

•	Inspect any racetrack video lottery terminals, central monitoring system, or associated equipment and software about, on or around Mountaineer’s facilities;

•
Inspect and examine all premises in which Mountaineer conducts racetrack video lottery gaming or has any authorized video lottery terminals, central monitoring system, or associated equipment and software designed, built, constructed, assembled, manufactured, sold, distributed, or serviced, or in which records of those activities are prepared or maintained;

•
Seize summarily and remove from Mountaineer’s premises and impound, assume physical control of, or disable any video lottery terminals, central monitoring system, or associated equipment and software for the purposes of examination and inspection;

•
Inspect, examine and audit books, records, and documents concerning Mountaineer’s racetrack video lottery gaming activities, including financial records of parent corporations, subsidiary corporations, affiliate corporations or similar business entities related to Mountaineer’s racetrack video lottery gaming activities; and

•
Seize, impound, or assume physical control of books, records, ledgers, cash boxes and their contents, a counting room or its equipment, or other physical objects relating to racetrack video lottery gaming.

Pursuant to the racetrack video lottery statues, Mountaineer receives a commission equal to 46.5% of the net terminal income from the play of racetrack video lottery games.  “Net terminal income” is generally defined as credits played less video lottery prize winnings, less an amount deducted by the WVLC to reimburse the WVLC for its actual costs for administering racetrack video lottery at the licensed racetrack.
Additionally, the West Virginia Legislature has established a fund for modernization of racetrack video lottery terminals into which the WVLC annually deposits a portion of the amount it retains for administration of racetrack video lottery games.  An account is established for Mountaineer and for each of the other racetracks.  Mountaineer may draw annually from its account matching dollars to help pay the expense of upgrading and modernizing it racetrack video lottery terminals. For every two dollars a licensee spends on certain equipment, it is authorized to receive one dollar in recoupment from the fund.  In the event there remains a balance unspent by a licensee at the end of the year, that amount may be carried forward for one year, after which such amount reverts to the West Virginia State Lottery Fund.  The West Virginia Licensed Racetrack Modernization Fund is currently authorized to be funded through the fiscal year ending June 30, 2020. A change to these statutes could have a significant impact on the profitability of Mountaineer’s racetrack video lottery gaming business and revenues.
Mountaineer employees involved with racetrack video lottery gaming are also required to obtain and maintain a license from the WVLC prior to being involved in racetrack video lottery gaming.  An application for a racetrack video lottery gaming employee license may be denied if the applicant has been convicted of certain offenses involving moral turpitude, illegal gambling, fraud or misrepresentation or if the person is not qualified for the position for which the application for a license is submitted.
Lottery Racetrack Table Games. Lottery racetrack table games are regulated by the WVLC. The WVLC has promulgated rules approved by the West Virginia legislature under which lottery racetrack table games are played. Under West Virginia law, Mountaineer’s lottery racetrack table games license is not transferrable. Additionally, the transfer of more than five percent of the equity interest or voting interest in Mountaineer or any parent corporation or holding company must be approved by the WVLC before the transfer is finalized.
In order to lawfully conduct lottery racetrack table games, Mountaineer must maintain its racing license issued by the WV Racing Commission and its racetrack video lottery license issued by the WVLC as well as its lottery table games license.  Only the holder of a racing license and a racetrack video lottery license is authorized to hold a lottery racetrack table games license. In order to maintain its racetrack lottery table games license, Mountaineer is required to inform the WVLC when information provided in its last renewal application changes.  Updating may be required because of changes in Mountaineer’s direct or indirect ownership, changes in management including members of the board of directors, changes in key personnel or changes in financing.  Mountaineer must annually apply to renew its lottery racetrack table games license.  The information required for this license is similar to that previously discussed for renewal of a racetrack video lottery license.
Each time Mountaineer submits additional information to the WVLC in connection with Mountaineer’s lottery racetrack table games license, or fails to timely submit such information, the WVLC and the WV Executive Director have discretion to suspend, revoke or reconsider Mountaineers lottery racetrack table games license. Mountaineers lottery racetrack table games license is subject to suspension, revocation or nonrenewal as provided for in the lottery racetrack table games statutes and rules of the WVLC. Civil money penalties and criminal penalties may be imposed for certain violations of the lottery statutes and rules of the WVLC. The lottery racetrack table games license may be suspended or revoked or not renewed for the same reasons previously discussed for suspension, revocation or nonrenewal of a racetrack video lottery license.
The WV Executive Director or the WVLC may also suspend or revoke Mountaineers lottery racetrack table games license if Mountaineer or any officer or director or any employee engaged in gaming activity, or any officer or director or key employee of any parent corporation or holding company is convicted of criminal violations that may negatively impact the integrity of the West Virginia Lottery, or if any of them have experience, character or general fitness that the WV Executive Director believes would be inconsistent with the public interest, convenience or trust.
The WVLC and the WV Executive Director have broad powers under the lottery racetrack table game statutes to investigate and monitor racetrack table game operations. The WV Executive Director and employees of the WVLC may at any time examine, inspect, test or access for any purposes all records, files, equipment, and other documents used in connection with lottery racetrack tables games operation and play. Mountaineer must allow inspections of its licensed premises at any time as authorized by the WV Executive Director.
The WVLC also has the power and authority, for good cause and without notice or a warrant, to at any time, to do any of the following:

•	Inspect any racetrack table games or related equipment on or around Mountaineers facilities;

•	Inspect and examine all premises in which Mountaineer conducts lottery racetrack table games or stores related equipment;

•	Seize summarily and remove from Mountaineer’s premises and impound, assume physical control of, any racetrack table games or associated equipment for the purposes of examination and inspection;

•
Inspect, examine and audit books, records, and documents concerning Mountaineers lottery racetrack table games activities, including financial records of parent corporations, subsidiary corporations, affiliate corporations or similar business entities related to Mountaineers racetrack lottery table gaming activities; and

•
Seize, impound, or assume physical control of books, records, ledgers, cash boxes and their contents, a counting room or its equipment, or other physical objects relating to lottery racetrack table gaming activity.

Pursuant to the lottery racetrack table games statute, Mountaineer must annually pay to the WVLC a lottery racetrack table games license fee of $2.5 million that is due when the application for renewal is filed with the WVLC.  Additionally, Mountaineer pays a weekly tax equal to 35% of the adjusted gross receipts from table game activity during the preceding week. A change to these statutes could have a significant impact on the profitability of Mountaineer’s lottery racetrack table game gaming business and revenues.
Mountaineer employees involved with lottery racetrack table games are also required to obtain and maintain a license from the WVLC prior to being involved in racetrack table gaming activity. An application for a racetrack video lottery gaming employee license may be denied if the applicant has been convicted of certain offenses involving moral turpitude, illegal gambling, fraud or misrepresentation or if the person is not qualified for the position for which the application for a license is submitted.
Pennsylvania Regulation and Licensing
In the State of Pennsylvania, ERI owns and operates, through MTR and its wholly owned subsidiary, Presque Isle Downs, Inc., Presque Isle Downs & Casino in Erie, Pennsylvania. Presque Isle Downs is subject to rules and regulations promulgated the Pennsylvania Gaming Control Board (“PGCB”), the Pennsylvania Racing Commission (the “PA Racing Commission”) and the requirements of other agencies.
Pennsylvania Gaming Control Board. The PGCB was created in 2004 by the Pennsylvania Race Horse Development and Gaming Act (the “Gaming Act”).  The PGCB consists of seven voting members, three are appointed by the Governor of the Commonwealth of Pennsylvania and one by each of the four legislative caucuses. A supermajority vote consisting of each of the legislative commissioners and at least one gubernatorial commissioner is required for PGCB decisions.  The Secretary of Revenue, the Secretary of Agriculture, and the Treasurer of the Commonwealth serve as ex officio members of the PGCB.  Generally, the PGCB is mandated to protect the public through the regulation and policing of all activities involving gaming.
Under the Gaming Act, the PGCB is authorized to issue licenses to three categories of operators.  Presque Isle Downs is a “Category 1” licensee, which is reserved for owners and operators of horse race tracks.  Initially, slot machines were the only form of gaming that could be provided by Category 1 licensees (other than pari-mutuel betting on horse races). Category 1 licensees are permitted up to 5,000 slot machines. In January 2010, the Pennsylvania legislature amended the Gaming Act to permit Category 1 licensees to operate table games, including poker, black jack, baccarat, roulette, and craps. Category 1 licensees may petition the PGCB for permission to operate up to 250 tables. Presque Isle Downs currently has 1,720 slot machines and 46 table games.
Category 1 licensees, like Presque Isle, are assessed an initial license fee of $50,000,000.  The license fee for the Table Games Certificate was $16,500,000.  Licensees also must pay taxes on slot machine “gross terminal revenues” (the difference between wagers and pay-outs) in the following amounts:

•	34% to the Commonwealth of Pennsylvania;

•	2% to the local county in which the gaming facility is located;

•	2% to the local municipality in which the gaming facility is located, subject to a minimum of $10.0 million;

•	5% to the Pennsylvania Gaming Economic Development Tourism Fund; and

•	12% to support the horse race industry.
There is an additional requirement to repay a loan obtained from the Commonwealth of Pennsylvania to cover the initial regulatory start-up costs before any of Pennsylvania’s casinos began operations.  The repayment amount of $63.8 million is a ten-year requirement assessed against each property’s gross terminal revenue according to a formula established per a pronouncement of the PGCB dated July 11, 2011.  The formula averages the property’s percentage annual gross terminal revenue of the total from all properties each year with its cumulative percentage of all gross terminal revenue generated since gaming commenced in the Commonwealth of Pennsylvania.  The average obtained is applied against the $6.38 million payment to be made each year, the final payment to be due on January 1, 2021.
The following tax rates apply to table games and are based on “daily gross table games revenue” (calculated in essentially the same manner as “gross terminal revenue”):

•	12% to the Commonwealth of Pennsylvania on non-electronic table games;

•	34% to the Commonwealth of Pennsylvania on fully electronic table games; and

•	2% to the local municipalities in which the gaming facility is located on all games.
A deposit of $1.5 million to cover weekly withdrawals of the property’s share of the cost of regulation is required to be maintained and the amount withdrawn must be replenished weekly.
Any person who acquires beneficial ownership of 5% or more of the voting securities of the licensee or an entity that controls the licensee will be required to apply to the PGCB for licensure, obtain licensure and remain licensed. Licensure requires, among other things, that the applicant establish by clear and convincing evidence the applicant’s good character, honesty and integrity.  Additionally, any trust that holds 5% or more of the voting securities of a licensee or any entity that controls the licensee is required to be licensed by the PGCB and each individual who is a grantor, trustee or beneficiary of the trust is also required to be licensed by the PGCB.  Under certain circumstances and under the regulations of the PGCB, an “institutional investor” as defined under the regulations of the PGCB, which acquires beneficial ownership of 5% or more, but less than 10%, of the voting securities of a licensee or of any entity that controls the licensee, may be waived from licensure by the PGCB provided the institutional investor files an Institutional Notice of Ownership Form with the PGCB Bureau of Licensing and has filed, and remains eligible to file, a statement of beneficial ownership on Schedule 13G with the SEC as a result of this ownership interest.  In addition, any beneficial owner of our voting securities, regardless of the number of shares beneficially owned, may be required at the discretion of the PGCB to file an application for licensure.
In the event a security holder is required to be found qualified and is not found qualified, the security holder may be required by the PGCB to divest its interest at a price not exceeding the cost of the interest. Key employees, vendors, suppliers, slot machine manufacturers and management companies are also required to be licensed. The PGCB reserves the right to require any investor or person associated with a licensee to be licensed. Licensees are prohibited from making any political contributions to Pennsylvania candidates or political parties.
The Gaming Act also requires that a slot machine licensee shall notify the PGCB and receive the PGCB’s consent prior to any “change in control” of the slot machine licensee.  A change in control is defined as the acquisition by a person or group of persons acting in concert of more than twenty percent of the slot machine licensee’s securities or other ownership interests or the purchaser of the assets, other than in the ordinary course of business, of any slot machine licensee.  The person or entity purchasing the assets which results in a change of control is required to: (1) independently qualify for a license in accordance with the licensing requirements of the Gaming Act and (2) pay a license fee of up to $50,000,000.  The Gaming Act provides that the PGCB may in its discretion reduce but not eliminate the requirement that a license fee of $50,000,000 be paid.  On December 18, 2007, the PGCB approved a presumptive fee for a change of control of $2.5 million, unless special circumstances would dictate otherwise.  The PGCB may provide up to 120 days for any person who is required to apply for a license and who is found not qualified to completely divest the person’s ownership interest.
Pennsylvania Racing Commission. Under the Race Horse Industry Reform Act (the “Racing Act”), the PA Racing Commission is mandated to supervise thoroughbred horse race meetings in Pennsylvania at which pari-mutuel betting is conducted. The PA Racing Commission is also charged with licensing operators of thoroughbred horse race tracks and other persons involved in the thoroughbred horse race industry in Pennsylvania. The Racing Act authorizes the PA Racing Commission to issue up to six operator licenses. The Pennsylvania Harness Racing Commission is authorized to issue up to five licenses to operate harness racing tracks.
The Racing Act and regulations promulgated by the PA Racing Commission provide detailed regulations relating to such things as wagering, simulcasting, sale of liquor, maintenance of grounds and facilities, and operation of races.  However, the provisions in the Racing Act and the PA Racing Commission’s regulations relating to licensing are quite general in nature.  They provide that 17 types of persons and/or entities must be licensed, including owners, trainers, jockeys, veterinarians, and all track employees.  The PA Racing Commission’s regulations provide that all licenses will be issued at the discretion of the PA Racing Commission’s director of licensing, subject to review by the PA Racing Commission.  In exercising this discretion, the director is mandated to consider if the applicant:

•	Has been convicted of a crime involving moral turpitude;

•	Has engaged in bookmaking or another form of illegal gambling;

•	Has been found guilty of fraud or misrepresentation in connection with racing or breeding;

•	Has been found guilty of a violation or attempt to violate a law, rule or regulation of racing in a jurisdiction for which suspension from racing might be imposed in the jurisdiction;

•	Has violated rules, regulations or order of the PA Racing Commission; and

•	Is not financially responsible.
Prospective licensees are required to file an application on forms prescribed by the PA Racing Commission, agree to be fingerprinted as required by the PA Racing Commission, and agree to full disclosure and investigation of criminal and employment records. The PA Racing Commission also requires payment of application fees and licensing fees for each person and entity licensed ranging from an annual license fee for track employees of $5 to an application fee for an operator’s license of $1,000.
The PA Racing Commission’s regulations also provide that a person or corporation to whom a licensee’s stock is “transferred” must, contemporaneously with the transfer, submit to the PA Racing Commission an affidavit containing certain information regarding the transferee. A “transfer” is defined as a sale, transfer or exchange of stock or the creation of a beneficial, legal or equitable interest therein.
As a matter of practice, the PA Racing Commission typically requires applications to be filed by entities and individuals that are also required to file applications with the PGCB under the Gaming Act. Additionally, the PA Racing Commission typically does not conduct its own background investigation into applicants if the PGCB is conducting background investigations regarding those applicants. Rather, the PA Racing Commission will review the investigation conducted by the PGCB when deciding whether to grant a license.
As the holder of a Category 1 license, Presque Isle Downs has the obligation to create a fund to be used for the improvement and maintenance of the backside area of its racetrack with an amount of not less than $250,000 or more than $1.0 million annually for a five-year period beginning in 2017.
Ohio Regulation and Licensing
In the state of Ohio, ERI owns and operates, through MTR and its wholly owned subsidiary, Scioto Downs, Inc. (together with its own wholly owned subsidiaries, “SDI”), the Scioto Downs Racino in Columbus, Ohio. Scioto Downs offers live harness racing, onsite pari-mutuel wagering, and thoroughbred, harness and greyhound race simulcast and wagering (collectively, “Live Racing”), and VLTs.
The operation and management of Scioto Downs are subject to extensive state regulation.  Live Racing and VLT gaming are each regulated by statute, regulation and rule.  SDI’s VLT gaming operations are also regulated by the terms and conditions of SDI’s Video Lottery Sales Agent License (“VLT Gaming License”) from the Ohio Lottery Commission (“OLC”).
Live Racing. The Ohio State Racing Commission (“OSRC”), which is comprised of 5 members appointed by the Governor of the State of Ohio, has regulatory oversight of Live Racing in Ohio. The OSRC establishes the rules and conditions for Live Racing and the forms of wagering that are permitted, and issues permits for Live Racing.  SDI must maintain a permit with OSRC in order to lawfully offer Live Racing.  Such permits are issued for one year and are renewable.  OSRC shall renew Live Racing permits unless OSRC rejects the application for renewal for good cause.
In connection with obtaining and maintaining its Live Racing permit, SDI must disclose substantial information to OSRC, including the following:

•	The names and addresses of all SDI directors and stockholders;

•	The dates and locations of race meetings;

•	The hours of operation on each racing day;

•	A list of names of all required race officials;

•	Current accurate financial statements of SDI prepared and certified by an independent certified public accountant; and

•	Other information as OSRC requires.
SDI’s Live Racing permit is neither assignable nor transferrable. OSRC may suspend, diminish or revoke SDI’s Live Racing permit in the event that SDI violates the rules or conditions prescribed and promulgated by OSRC.

OSRC has broad authority to regulate Live Racing. OSRC regulation of SDI’s Live Racing includes regulating the days and hours that SDI may conduct live harness racing, the number of live races conducted by SDI, the number of days each year that SDI provides simulcast wagering, the races for which SDI may provide simulcast wagering and the equipment and facility requirements for Live Racing. OSRC also has broad powers to investigate, monitor and police Live Racing. OSRC has the right of full and complete entry to any and all parts of the grounds of SDI. OSRC may at any time engage auditors to examine the books and records of SDI. Upon demand from OSRC, SDI must furnish OSRC a full and complete statement of receipts, expenditures, attendance and such other information as OSRC may require. If OSRC were to suspend, diminish, revoke or refuse to renew SDI’s Live Racing permit, SDI would have to stop providing Live Racing and VLT gaming (see below).
Ohio law assesses special taxes on money wagered on Live Racing and sets the limit on the amount of money wagered on Live Racing that SDI may retain.  Changes in these laws could have a significant impact on the profitability of SDI’s Live Racing business.
SDI employees and other persons (“Live Racing Personnel”) involved in providing Live Racing at SDI facilities must have licenses issued by OSRC prior to such employment or involvement.  It is SDI’s responsibility to have all Racing Personnel fingerprinted before gaining access to SDI’s racing premises.  OSRC may issue, deny, suspend or revoke licenses to Live Racing Personnel as is in the public interest for the purpose of maintaining a proper control over horse racing.  OSRC, as is in the public interest for the purpose of maintaining proper control over horse racing, also may rule any person off SDI’s Live Racing premises.
VLT Gaming. VLT gaming is regulated by OLC, which is comprised of 9 members appointed by the Governor of the State of Ohio. The executive officer of OLC is a director (“Ohio Director”) who is appointed by the Governor of the State of Ohio.  OLC has the authority to promulgate rules under which VLT gaming may be conducted, and issues and oversees VLT gaming licenses.
Under Ohio law, SDI’s VLT Gaming License is not transferrable for five years after its initial issuance.  Any ownership interest in SDI, directly or indirectly, through the immediate holding company of SDI, that is acquired after the date that SDI’s VLT Gaming License was issued by a person or entity not previously holding an ownership interest in SDI, which would result in such person or entity obtaining control of SDI is considered a “transfer.” In this context, “control” means any of the following:

•	Holding fifty per cent or more of the outstanding voting securities of SDI;

•	Having the right in the event of dissolution to fifty per cent or more of the assets of SDI; or

•	Having the contractual power presently to designate fifty percent or more of the directors of SDI.
SDI’s VLT Gaming License was issued on or about May 22, 2012.  Any strategic transaction involving SDI that constitutes a “transfer” of SDI, within the meaning discussed above, before the fifth anniversary of the issuance of SDI’s VLT Gaming License may result in the suspension, modification or revocation of SDI’s VLT Gaming License. A suspension or revocation of SDI’s VLT Gaming License would necessitate the cessation of SDI’s VLT Gaming operations.
In order to lawfully conduct VLT Gaming, SDI must maintain a Live Racing permit from OSRC and a VLT Gaming License from OLC.  Only the holder of a Live Racing permit from OSRC is authorized to hold a VLT Gaming License. In order to maintain its VLT Gaming License, SDI is required to keep its VLT Gaming License application updated and complete. Updates may be required because of changes to SDI’s ownership, management or business, or because the Ohio Director updates the application requirements.  SDI must annually make application to renew its VLT Gaming License and every three years SDI must resubmit a complete VLT Gaming License application.
The amount of information SDI is required to disclose and keep updated on its VLT Gaming License application is extensive.  SDI’s VLT Gaming License application includes information about SDI and SDI’s Principals (defined below), including, but not limited to:

•	Information about all holding companies, intermediaries, subsidiaries and affiliates of SDI;

•	Any criminal charges or convictions of SDI;

•
Name, address, employer identification number or social security number, date of birth, compensation and any criminal charges or convictions for each of SDI’s officers, directors, and shareholders having directly or indirectly an ownership interest of five percent or more in SDI (collectively, “SDI’s Principals”);

•	A description of all bonus, profit sharing, pension, retirement, deferred compensation and similar plans of SDI;

•	A description the stock of SDI, and of all holding companies, intermediaries, subsidiaries and affiliates of SDI;

•	Proof that SDI holds a Live Racing permit;

•	A description of all debt of SDI, and of all holding companies, intermediaries, subsidiaries and affiliates of SDI;

•	A list of the holders of debt of SDI, and all holding companies, intermediaries, subsidiaries and affiliates of SDI;

•	A description of any securities options of SDI and the identification of persons holding such options;

•	Information regarding the banks, savings and loan associations and other financial institutions of SDI;

•	Information about all the stock that SDI holds in other entities;

•	A description of any civil litigation to which SDI, or any holding company, subsidiary or affiliate of SDI, is or was a party;

•
Information about any judgment, order, consent decree or consent order pertaining to a violation of federal antitrust, trade regulation or securities laws, or of similar laws of any state province or country, entered against SDI;

•	Information regarding any bankruptcy or insolvency proceedings of SDI or certain SDI Principals;

•	Information regarding the licensing history of SDI and SDI Principals;

•	Information relating to contributions and disbursements of SDI and SDI Principals;

•	A business plan for the Scioto Downs Racino;

•	SDI’s security and surveillance plan;

•	Consent to background checks for SDI and SDI’s Principals;

•	A commitment to deliver acceptable forms of credit (e.g., surety bond) and evidence of insurance, meeting the requirements of the Ohio Director;

•	A schedule of all fixtures and equipment;

•	A commitment to maintain and timely repair video lottery terminals;

•	A commitment to purchase or lease video lottery terminals only from technology providers approved by the Ohio Director;

•	An agreement to clearly separate between the Live Racing wagering and the VLT gaming areas at the Scioto Downs Racino;

•	An agreement to a capital improvement plan in accordance with the Ohio Director’s standards and timetable; and

•	Disclosure of all employees of SDI who earn over $150,000 in annual compensation.
Each time SDI submits additional information of OLC in connection with SDI’s VLT Gaming License, the Ohio Director maintains discretion to suspend, revoke or reconsider the application or otherwise modify the conditions of the issuance of SDI’s VLT Gaming License. If SDI’s VLT Gaming License is suspended, revoked or not renewed, SDI would have to cease its VLT Gaming business. SDI’s VLT Gaming License is subject to suspension, modification, revocation or fines as authorized by statute, rule, regulation, policy order or directive of OLC or the Ohio Director.
The Ohio Director may suspend or revoke SDI’s VLT Gaming License in the event that SDI does any of the following:

•	Fails to comply with Ohio’s lottery law;

•	Fails to comply with the rules, terms and conditions, policies, orders and directives of OLC or the Ohio Director;

•	Fails to maintain any insurance, coverage and bonds required by the Ohio Director;

•	Makes a fraudulent misrepresentation in connection with its VLT Gaming License application;

•	Fails to promptly and accurately settle the accounts of lottery transactions and pay OLC amounts due to OLC from video lottery sales;

•	Fails to credit or pay a winning video lottery participant;

•	Allows an underage person to play video lottery games, or pays an underage person a video lottery prize payment;

•	Fails to maintain adequate and sufficient security;

•	Offers a video lottery game that has not been approved by the Ohio Director or OLC;

•	Uses a video lottery terminal that has not been authorized and approved by the Ohio Director;

•	Fails to comply with the Americans with Disabilities Act of 1990;

•
Knowingly possesses, buys, sells, uses, alters, accepts, or transfers supplemental nutrition assistance program benefits, money, coupons, delivery verification receipts, other documents, food, or other property received directly or indirectly pursuant to section 17 of the Child Nutrition Act of 1966, as amended, or any electronically transferred benefit, in any manner not authorized by the Food and Nutrition Act of 2008 or section 17 of the Child Nutrition Act of 1966, as amended;

•
Knowingly allows an employee or agent to sell, transfer, or trade items or services, the purchase of which is prohibited by the Food and Nutrition Act of 2008 or section 17 of the Child Nutrition Act of 1966, as amended, in exchange for supplemental nutrition assistance program benefits, money, coupons, delivery verification receipts, other documents, food, or other property received directly or indirectly pursuant to section 17 of the Child Nutrition Act of 1966, as amended, or any electronically transferred benefit;

•	Fails to provide required notice or to obtain required approval prior to relocating or transporting a video lottery terminal;

•	Fails to make capital improvements as required by OLC rule, regulation, policy, order or directive;

•	Fails to meet financial obligations necessary for the continued operation of video lottery;

•	Acts in a manner that impacts or has the likelihood of impacting the efficient operation or integrity of video lottery; or

•	Fails to adhere to all the terms and conditions set forth in SDI’s licensing agreement with OLC.
The Ohio Director may also suspend or revoke SDI’s VLT Gaming License if SDI or any SDI Principal is convicted of criminal violations that may negatively impact the integrity of the lottery, or if any of them have experience, character or general fitness that the Ohio Director believes would be inconsistent with the public interest, convenience or trust.
As necessary for reasons related to public safety, convenience or trust which require immediate action, the Ohio Director may order the immediate and indefinite disabling of all or a portion of SDI’s VLT Gaming operations and removal of video lottery equipment at SDI’s VLT Gaming facility.  In the event of such action, the Ohio Director must give SDI a subsequent opportunity for an adjudication hearing.
OLC and the Auditor of the State of Ohio have broad powers under Ohio law to investigate and monitor VLT Gaming operations. They may at any time examine, inspect, test or access for any purposes all records, files, equipment, other documents, video lottery terminals, and hardware and software used in connection with video lottery. SDI must allow inspections of its licensed premises at any time as authorized by the Ohio Director. Under the terms and conditions of SDI’s VLT Gaming License, SDI has also consented to OLC having the power and authority with good cause shown, without notice and without warrant at any time, to do any of the following:

•	Inspect any video lottery terminals, central monitoring system, or associated equipment and software about, on or around SDI’s facilities;

•
Inspect and examine all premises in which SDI conducts VLT gaming or any authorized video lottery terminals, central monitoring system, or associated equipment and software designed, built, constructed, assembled, manufactured, sold, distributed, or serviced, or in which records of those activities are prepared or maintained;

•
Seize summarily and remove from SDI’s premises and impound, assume physical control of, or disable any video lottery terminals, central monitoring system, or associated equipment and software for the purposes of examination and inspection;

•
Inspect, examine and audit books, records, and documents concerning SDI’s VLT gaming activities, including financial records of parent corporations, subsidiary corporations, affiliate corporations or similar business entities related to SDI’s VLT gaming activities; and

•	Seize, impound, or assume physical control of books, records, ledgers, cash boxes and their contents, a counting room or its equipment, or other physical objects relating to VLT Gaming.
Pursuant to paragraph (A) of rule 3770:2-3-08 of the Ohio Administrative Code and the terms of SDI’s VLT Gaming License, OLC will pay SDI a commission in the amount of 66.5% of the video lottery terminal income generated by SDI. “Video lottery terminal income” is defined as credits played, less value credits, less video lottery prize winnings. Additionally, by rule of OSRC or by agreement between SDI and the horseman’s association, a percentage of SDI’s VLT Gaming commission shall be paid to OSRC for the benefit of horse breeding and racing in Ohio. Accordingly, pursuant to an agreement with the relevant horseman’s association, effective January 1, 2014, 10.5% of SDI’s VLT Gaming commission will be paid to OSRC for the benefit of the horseman’s association. A change to these regulations could have a significant impact on the profitability of SDI’s VLT Gaming business.

SDI employees involved with VLT gaming are also required to obtain and maintain a license from OLC prior to being involved in video lottery licensed activities.  An application for a VLT gaming employee license may be denied if the applicant has been convicted of certain offenses involving moral turpitude, illegal gambling, fraud or misrepresentation.
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
Other Laws and Regulations
The sale of alcoholic beverages at Eldorado-Reno, Eldorado-Shreveport, Silver Legacy, Virgin River. CasaBlanca, Mountaineer, Presque Isle and Scioto Downs are subject to licensing, control and regulation by applicable local regulatory agencies. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any license, and any disciplinary action could, and revocation would, have a material adverse effect upon ERI's and/or Mesquite's operations.
Eldorado-Reno, Eldorado-Shreveport, Silver Legacy, Virgin River, CasaBlanca, Mountaineer, Presque Isle and Scioto Downs are subject to extensive state and local regulations and, on a periodic basis, they must obtain various licenses and permits, including those required to sell alcoholic beverages. ERI and Mesquite believe that they and their subsidiaries have obtained all required licenses and permits and that their business, which is conducted through their subsidiaries, is conducted in substantial compliance with applicable laws.
Environmental Matters
ERI. As is the case with any owner or operator of real property, ERI is subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Federal, state and local environmental laws and regulations also impose liability on potentially responsible parties, including the owners or operators of real property, to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed of or released. In addition to investigation and remediation liabilities that could arise under such laws and regulations, ERI could also face personal injury, property damage, fines or other claims by third parties concerning environmental compliance or contamination or exposure to hazardous materials, and could be subject to significant fines or penalties for any violations. ERI has from time to time been responsible for investigating and remediating, or contributing to remediation costs related to, contamination located at or near certain of its facilities, including contamination related to underground storage tanks and groundwater contamination arising from prior uses of land on which certain of ERI's facilities are located. In addition, ERI has been, and may in the future be, required to manage, abate, remove or contain manure and wastewater generated by concentrated animal feeding operations due to its racetrack operations, mold, lead, asbestos-containing materials or other hazardous conditions found in or on its properties. Although ERI has incurred, and expects that it will continue to incur, costs related to the investigation, identification and remediation of hazardous materials or conditions known or discovered to exist at its properties, those costs have not had, and are not expected to have, a material adverse effect on ERI's financial condition, results of operations or cash flow.
In October 2004, MTR acquired 229 acres of real property, known as the International Paper site, as an alternative site to build Presque Isle Downs. In connection with its acquisition of the International Paper site, MTR entered into a consent order and decree (the "Consent Order") with the PaDEP and International Paper insulating it from liability for certain pre-existing contamination, subject to compliance with the Consent Order, which included a proposed environmental remediation plan for the site, which was tied specifically to the use of the property as a racetrack. The proposed environmental remediation plan in the Consent Order was based upon a "baseline environmental report" and MTR's management estimated that such remediation would be subsumed within the cost of developing the property as a racetrack. The racetrack was never developed at this site. In October 2005, MTR sold approximately 205 acres to GEIDC which assumed primary responsibility for the remediation obligations under the Consent Order relating to the property they acquired. However, MTR was advised by the PaDEP that it was not released from its liability and responsibility under the Consent Order. MTR also purchased an Environmental Risk Insurance Policy in the amount of $10.0 million with respect to the property, which expires in October 2015. MTR's management believes the insurance coverage is in excess of any exposure that it may have in this matter during the period the coverage is in effect.
Mesquite. Mesquite is subject to various federal, state and local environmental laws, ordinances and regulations, including those governing discharges to air and water, the generation, handling, management and disposal of petroleum products and hazardous substances, and the health and safety of Mesquite’s employees. Permits may be required for Mesquite’s operations and these permits are subject to renewal, modification and, in some cases, revocation. In addition, as a property owner and operator, Mesquite may be liable for the costs of investigating and remediating hazardous substances or petroleum products on, under, or in its properties, without regard to whether Mesquite knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly, the substances may adversely affect Mesquite’s ability to sell, rent or operate its properties or to borrow funds using the properties as collateral. Additionally, Mesquite may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from its properties.
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
The Company
The Company owns no real property, but it owns equity interests in ERI and Mesquite, which own real estate and personal property associated with the following casino resorts, as more fully described in Item 1 of this report:

•
Eldorado-Reno is situated on an approximately 159,000 square foot parcel at 345 North Virginia Street, Reno, Nevada. Resorts, a wholly owned subsidiary of Eldorado, owns the entire parcel, except for approximately 30,000 square feet which is leased from C, S.and Y Associates, a general partnership of which Donald Carano is a general partner. The lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 or (ii) an amount based on a decreasing percentage of Eldorado-Reno’s gross gaming revenues ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75.0 million. Rent pursuant to the CSY Lease amounted to approximately $0.6 million in each of the years ended December 31, 2014, 2013 and 2012. On May 30, 2011, the Company and C, S & Y Associates entered into a fourth amendment to the CSY Lease. C, S & Y Associates agreed to execute and deliver the deeds of trust encumbering the approximately 30,000 square feet leased from C, S & Y Associates on which a portion of Eldorado-Reno is located as security for the Senior Secured Notes and the Secured Credit Facility. In exchange for this subordination, a fee of $0.1 million will be paid annually during the term of the indenture relating to the Senior Secured Notes. In each of the years 2014, 2013 and 2012, the Company paid $0.1 million to C. S. & Y Associates for this subordination.

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

•
Virgin River Hotel/Casino/Bingo is situated on an approximately 32-acre site in Mesquite, Nevada that is owned by Mesquite. As of February 28, 2015, the repayment of approximately $17.1 million and $35 million of indebtedness was secured by a first lien deed of trust and second lien deed of trust, respectively, on, and a security interest in, substantially all of Mesquite’s real property interests and fixtures, including the Virgin River Hotel/Casino/Bingo.

•
CasaBlanca Resort/Golf/Spa is situated on approximately 43 acres in Mesquite, Nevada that is owned by Mesquite. Approximately one mile from the CasaBlanca, situated on a 221-acre site, is the CasaBlanca Golf Club featuring an 18-hole, 7,011 yard championship course. The land on which the golf club is located is leased pursuant to a 99-year lease that expires in June 2094. As of February 28, 2015, the repayment of approximately $17.1 million and $35 million of indebtedness was secured by a first lien deed of trust and second lien deed of trust, respectively, on, and a security interest in, substantially all of Mesquite’s real property interests and fixtures, including the CasaBlanca Resort/Golf/Spa.

•
Oasis Hotel & Casino, which was demolished in 2013 leaving two buildings used for timeshares and a skywalk across Mesquite Boulevard remaining, was situated on an approximately 26-acre site in Mesquite, Nevada that continues to be owned by Mesquite. Approximately four miles from that site is the Palms Golf Course featuring an 18-hole, 7,008 yard championship course. The Palms Golf Course straddles the Nevada/Arizona border and is situated on a 256-acre site, of which 109 acres are leased from the State of Arizona pursuant to a lease that expired in May 2015. Mesquite has paid the first years rent of $128,000 (which includes a $1,000 renewal fee) under a new lease covering May 13, 2015 through May 12, 2016 and continues to negotiate with the Arizona State Land Department to extend the lease for a longer period, As of February 28, 2015, the repayment of approximately $17.1 million and $35 million of indebtedness was secured by a first lien deed of trust and second lien deed of trust, respectively, on, and a security interest in, substantially all of Mesquite’s real property interests and fixtures, including the land on which the Oasis was situated.

•
Mountaineer Casino Racetrack & Resort is situated on approximately 1,730 acres of land in Chester, Hancock County, West Virginia. The land, which is owned by ERI, includes approximately 1,250 acres of land that are considered non-operating real properties that ERI intends to sell. As of February 28, 2015, substantially all of ERI's assets, including the Mountaineer Casino Racetrack & Resort. were pledged to secure its outstanding indebtedness under various senior secured notes and credit obligations.

•
Presque Isle Downs & Casino is located on approximately 272 acres of land that ERI owns in Summit Township, Erie County, Pennsylvania. As of February 28, 2015, substantially all of ERI's assets, including the Presque Isle Downs & Casino, were pledged to secure its outstanding indebtedness under various senior secured notes and credit obligations.

•
Scioto Downs is located on approximately 208 acres of land that ERI owns in Columbus, Ohio. As of February 28, 2015, substantially all of ERI's assets, including the Scioto Downs, were pledged to secure its outstanding indebtedness under various senior secured notes and credit obligations.

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

The only classes of equity securities of the Company currently outstanding are its Class A Units, which is the Company’s only class of voting securities, and its Class B Units. As of the date of this report, VoteCo is the holder of record of one Class A Unit, which is the only Class A Unit issued and outstanding, and InvestCo is the holder of record of all the Company’s 9,999 Class B Units. The Company did not issue any equity securities during the year ended February 28, 2015, nor did the Company or any “affiliated purchaser” (as defined in Rule 10b-18 (a) (3) under the Securities Exchange Act of 1934) purchase any equity securities of the Company during the year ended February 28, 2015.
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
The Company’s activities consist solely of holding substantial, non-controlling, equity interests in gaming enterprises and a related loan to one of the enterprises. See Note 3 to the Consolidated Financial Statements for information about ownership and management of the Company.
The Company's holdings include a 40% equity interest in Mesquite Gaming LLC (“Mesquite”), a loan to Mesquite, and publicly-traded shares of common stock of Eldorado Resorts, Inc. (“ERI” formerly known as Eclair Holdings Company), representing approximately 8.6% of ERI's outstanding common shares.
Background
The Company’s previous 17.0359% equity interest in Eldorado (the "Eldorado Interest") and current 40% equity interest in Mesquite (the "Mesquite Interest") were effectively acquired on December 14, 2007 and August 1, 2011, respectively. On September 19, 2014, upon consummation of a merger between MTR Gaming, Inc. ("MTR") and Eldorado (the "ERI Merger"), and in accordance with an Agreement and Plan of Merger, dated as of September 9, 2013, as amended on November 18, 2013, February 13, 2014 and May 13, 2014, by and among MTR, Eldorado, Eldorado Resorts, Inc. ("ERI," a Nevada corporation formerly known as Eclair Holdings Company) and certain affiliates of ERI and Eldorado (the “Merger Agreement”), 4,030,440 shares, including post-closing adjustments, of ERI common stock, $0.00001 par value, representing an approximate 8.6% ownership interest (the "ERI shares"), were received by the Company in exchange for the Eldorado Interest.
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
On August 22, 2013, the Company through Blocker loaned $14 million to Mesquite under a Second Lien Credit Agreement, dated as of August 22, 2013 (the “Credit Agreement”), pursuant to which Mesquite borrowed a total of $35 million from the Company and other lenders not affiliated with the Company for the purpose of refinancing a portion of its then existing indebtedness utilizing the proceeds from the borrowings under the Credit Agreement. Each of the other lenders under the Credit Agreement, consisting of limited liability companies and trusts, has an ownership interest in Mesquite or has one or more members or beneficiaries who hold an ownership interest in Mesquite. The repayment of the indebtedness outstanding under the Credit Agreement is secured by a second lien on substantially all of Mesquite’s real property, including that relating
Eldorado Resorts, Inc.
As a result of the ERI Merger, the Company’s previous 17.0359% equity interest in Eldorado, which was accounted for using the equity method, was converted to 4,030,440 shares, including post-closing adjustments, of ERI common stock, which are classified, and accounted for, as available-for-sale securities. Upon conversion, the fair market value of the ERI shares, based on current trading activity, was less than the carrying value of the equity interest in Eldorado prior to the ERI Merger, resulting in a write down of such value and a charge to other comprehensive loss for an unrealized holding loss of approximately $7.1 million. Commencing September 19, 2014 through February 28, 2015, additional adjustments to carrying value of the ERI shares based on trading activity resulted in an unrealized holding gain of approximately $1.9 million. Through May 29, 2015, the estimated fair value of the ERI common shares based on trading activity increased approximately $15.0 million from the carrying value as of February 28, 2015.
The post-merger operations of ERI represent a consolidation of the pre-merger operations of Eldorado and those of MTR Gaming, Inc. ("MTR") in accordance with the terms of the Merger Agreement. As a condition of the ERI Merger, Eldorado disposed of a 21.25% interest in Tamarack Junction, a small casino in south Reno. As a result of the ERI Merger, ERI owns and operates (1) the Eldorado Hotel & Casino located in Reno, Nevada, (2) Eldorado Resort Casino Shreveport located in Shreveport, Louisiana. Eldorado, (3) Scioto Downs Racino located in Columbus, Ohio, (4) Mountaineer Casino Racetrack & Resort located in Chester, West Virginia, and (5) Presque Isle Downs & Casino located in Erie, Pennsylvania, and owns an approximate 96% interest in an entity which owns a 50% interest in a joint venture that owns and operates the Silver Legacy Resort Casino (which is seamlessly connected to the Eldorado Hotel & Casino). Combined, the six properties contain approximately 3,300 hotel rooms, 240 table games, 40 restaurants, 7,800 slot machines and 2,150 video lottery terminals.
Management notes that a comparative discussion regarding the revenues and expenses of Eldorado's year ended December 31, 2013 and ERI's year ended December 31, 2014 is not included here as the properties owned, and thus the income and expenses recorded, during the periods are not consistent enough so that the discussion would be meaningful. See Item 1 herein "ERI's Operations" for ERI's operational highlights and sources of revenues.
Mesquite
Mesquite is engaged in the hotel casino industry in Mesquite, Nevada and owns and operates the Virgin River Hotel/Casino/Bingo and the CasaBlanca Resort/Golf/Spa. In addition to casino hotel activities, Mesquites’ operations also include vacation ownership interval sales, two golf courses, a bowling center, and banquet and conference facilities.
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
On August 22, 2013, Mesquite completed its refinancing of the indebtedness then outstanding under the Mesquite Senior Notes and the senior secured credit facility utilizing the proceeds from the following: (a) $20 million of First Lien Notes issued to Nevada State Bank, due and payable August 22, 2019, that provide for interest at a 30 day LIBOR rate effective on the first day of each month plus an applicable margin which is determined by reference to Mesquite's senior leverage ratio (5.25% for a ratio greater than 2:1 and 4.75% for a ratio less than or equal to 2:1), (b) a three-year term, $6 million First Lien Revolver with Nevada State Bank, which is subject to the same interest terms as the First Lien Notes plus 0.25% quarterly on the unused principal portion of the First Lien Revolver, and (c) $35 million of Second Lien Notes issued to Wilmington Trust, due and payable February 21, 2020, that provide for no principal amortization and the payment of interest on the unpaid principal amount at the rate of 7% per annum over the period from August 22, 2013 to January 2, 2015, and at the rate of 8% per annum thereafter.
Operational highlights for Mesquite for its fiscal year ended December 31, 2014 included net operating revenues of approximately $94.9 million and operating expenses of approximately $90.1 million, compared with $93.8 million and $89 million for the year ended December 31, 2013 . Interest expense during 2014 was approximately $3.8 million and net income was approximately $0.8 million, compared with interest expense of approximately $5.8 million and net income of approximately $1.6 million for the year ended December 31, 2013. The decrease in net income of approximately $0.9 million was due primarily to a $2.9 decrease in the gain on the sale and disposal of assets and a $1.1 million increase in operating expenses, partially offset by a $2 million decrease to interest expense and a $1.1 million increase in net revenues.
Results of Operations, Year Ended February 28, 2015 Compared to the Year Ended February 28, 2014
For the year ended February 28, 2015, the Company’s equity in the net income of its unconsolidated investees was approximately $0.2 million, with Eldorado and Mesquite accounting for an approximate $0.1 million loss and $0.3 million gain, respectively. This is compared to equity in the net income of unconsolidated investees of approximately $3.8 million during the year ended February 28, 2014, with Eldorado and Mesquite accounting for approximately $3.1 million and $0.7 million, respectively. The decrease in equity in net income of unconsolidated investees is attributable to 2013 investee activity including Eldorado's $12.0 million gain on the extinguishment of debt of one of its unconsolidated affiliates, along with a $2.9 million decrease in the gain on sale and disposal of assets for Mesquite when comparing the year ended December 31, 2014 to the comparable prior period.
Expenses of $0.2 million during the year ended February 28, 2015 were consistent with those incurred during the year ended February 28, 2014, and net income for the year ended February 28, 2015 was approximately $1.1 million compared to net income of approximately $3.9 million for the year ended February 28, 2014. The decrease in net income was primarily due to the decrease in the Company’s equity in the net income of its unconsolidated investees as explained above, partially offset by a $0.6 million increase in interest income and a $0.2 million decrease in tax expense.
Liquidity and Capital Resources
During each of the years ended February 28, 2015 and February 28, 2014, the Company incurred costs of approximately $0.2 million associated with the Company’s ownership of its interests in Eldorado and Mesquite.
For the year ending February 28, 2016, the Company expects to incur approximately $0.2 million in costs associated with the Company’s ownership of its interests in Eldorado and Mesquite. These costs are expected to be funded by the Newport Funds. The Company has no current plans to make any additional investments and thus believes it has the resources to fund its operations and commitments during the year ending February 28, 2016.
Critical Accounting Estimates and Policies
Prior to September 19, 2014, the Company's 17.0359% and 40% investments in Eldorado and Mesquite, respectively, were both accounted for using the equity method of accounting. Subsequent to September 19, 2014, the Mesquite Interest continues to be accounted for using the equity method; however, the ERI shares (which were converted from the Eldorado Interest) are classified, and accounted for, as available-for-sale securities. Accordingly, except for the ERI shares which are accounted for at estimated fair value based on current trading activity (Level 1 inputs) as required by GAAP, the Company measures all of its assets and liabilities on the historical cost basis of accounting except as required by GAAP. The Company's assets are evaluated at least annually (and more frequently when circumstances warrant) to determine if events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of such events or changes in circumstances that might indicate impairment testing is warranted might include an adverse change in the legal, regulatory or business climate relative to gaming nationally or in the jurisdictions in which the Company’s investees operate, or a significant long-term decline in historical or forecasted earnings or cash flows of the investee or the fair value of its property or business, possibly as a result of competitive or other economic or political factors. In evaluating whether a loss in value is other than temporary, the Company considers: (1) the length of time and the extent to which the fair value or market value has been less than cost; (2) the financial condition and near-term prospects of the investee, including any specific events which may influence the operations; (3) the Company’s intent and ability to retain its investments in the investee for a period of time sufficient to allow for any anticipated recovery in fair value; (4) the condition and trend of the economic cycle; (5) the investee’s historical and forecasted financial performance; (6) trends in the general market; and (7) the investee’s capital strength and liquidity.
In determining whether the carrying value of the Company’s investment in Mesquite is less than its estimated fair value of the investment, a discounted cash flow approach to value is used and is based on Level 3 inputs as defined by GAAP. The Company’s valuation model incorporates an estimated weighted-average cost of capital (effectively, a discount rate) and terminal value multiples that are used by market participants. The estimated weighted-average cost of capital is based on the risk free interest rate at the time, adjusted for specific risk factors. The Company also considers the metrics of specific business transactions that may be comparable to varying degrees. The weight assigned to these approaches to value in the Company’s impairment evaluation may vary from period to period depending upon evolving events. Forecasted prospective financial information used in the model is based on management’s excepted course of action. Sensitivity analyses are also performed related to key assumptions used, including possible variations in the weighted-average cost of capital and terminal value multiples, among others. Level 1 inputs as defined by GAAP are utilized in the evaluation of the ERI shares.
Equity in the net income (loss) and other comprehensive income (loss) of unconsolidated investee
The Company recognizes equity in the net income (loss) and other comprehensive income (loss) of its unconsolidated investees on a calendar year basis (through September 18, 2014 for Eldorado). For example, the Company’s net income for the year ended February 28, 2015 included equity in the net income of Mesquite for Mesquite's year ended December 31, 2014.
Available-for-sale securities
The Company's ERI shares, which were converted from the Eldorado Interest on September 19, 2014, are classified, and accounted for, as available-for-sale securities and are carried at estimated fair value based on current trading activity (Level 1 inputs). All realized gains and losses on the ERI shares are included in net income, while unrealized gains and losses are included in the Company's consolidated statements of operations as a component of other comprehensive income.
The Company did not record any impairment for the years ended February 28, 2015 and February 28, 2014 related to its equity method investments in Eldorado and Mesquite.
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
Reference is made to the financial statements included on pages F-1 through F-14, which financial statements are incorporated herein by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was performed by management, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective as of February 28, 2015.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that, as of February 28, 2015, the Company’s internal control over financial reporting is effective based on those criteria.
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
The following table sets forth information as of the date of this report, regarding each manager of NGA and each manager of Mesquite. Management notes that the ERI board of directors is scheduled to be voted upon on June 23, 2015 at the annual meeting of ERI stockholders.

Name	Age	Position(s)
Timothy T. Janszen(1)	51	Manager of the Company and Mesquite and Operating Manager of the Company
Ryan Langdon(2)	42	Manager of the Company and Mesquite
Roger A. May(3)	49	Manager of the Company
Katherine Ann Banuelos(4)	35	Manager of Mesquite
Anthony Toti(5)	54	Manager of Mesquite
Brendan Gaughan(6)	39	Manager of Mesquite

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

(3)	Mr. May has been a manager of NGA since July 1, 2007. In his capacity as a manager of NGA, Mr. May performs certain services for NGA commonly performed by a principal financial officer.

(4)	Mrs. Banuelos has been a member of Mesquite’s Board of Managers since August 2011.

(5)	Mr. Toti has served as Mesquite's Chief Executive Officer and Chairman of Mesquite’s Board of Managers since August 2011, and as Mesquite's Chief Operating Officer since January 2014.

(6)	Mr. Gaughan has served as a member of Mesquite’s Board of Managers since January 2014.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires NGA's managers, executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, the “reporting persons”) to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission and to furnish us with copies of these reports. Based on written representations received from our reporting persons, we believe that no filings were required to be made by those reporting persons for the period March 1, 2014 through February 28, 2015.
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
NGA’s managers, including its Operating Manager, are not entitled to compensation from the Company for any services rendered to or on behalf of the Company, or otherwise, in their capacities as managers of NGA and, accordingly, no compensation for such services has been paid to the Company’s managers by or on behalf of NGA. NGA’s managers, including the Operating Manager, also are not compensated by or on behalf of the Company for any other services they provide to the Company, including the services performed by Mr. Janszen that are commonly performed by a principal executive officer and the services performed by Mr. May that are commonly performed by a principal financial officer or a principal accounting officer. NGA’s managers are entitled to reimbursement from the first available funds of the Company for direct out-of-pocket costs and expenses they incur on behalf of the Company that directly relate to the business and affairs of the Company. During the year ended February 28, 2015, NGA did not have any named executive officers other than its Operating Manager, Timothy T. Janszen, who during the year performed services for the Company commonly performed by a principal executive officer, for which he received no compensation from the Company. Roger A. May, a Manager of NGA, performed services for the Company during the year ended February 28, 2015 commonly performed by a principal financial officer, for which Mr. May received no compensation from the Company.

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
The following table sets forth, as of the date of this report, information regarding the beneficial ownership by each of NGA’s managers, Timothy T. Janszen, Ryan Langdon and Roger A. May, of each class of equity securities of NGA, NGA’s parent and NGA’s subsidiaries of which he owns any beneficial interest. Mr. Janszen, who is NGA’s operating manager, and performs services for NGA commonly performed by a principal financial officer, is NGA’s only named executive officer.

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

Equity Compensation Plans
The following tables set forth certain information relating to equity compensation plans as of February 28, 2015 for the Company, which has no equity compensation plan.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	—	None
Equity compensation plans not approved by security holders	None	—	None
Total	None	—	None

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
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
For a director on the ERI Board to be considered independent, the director must meet the bright-line independence standards under the listing standards of The NASDAQ Stock Market, Inc. ("NASDAQ") and the ERI Board must affirmatively determine that the director has no material relationship with ERI, directly, or as a partner, stockholder or officer of an organization that has a relationship with ERI. The ERI Board determines director independence based on an analysis of the independence requirements of the NASDAQ listing standards. In addition, the ERI Board will consider all relevant facts and circumstances in making an independence determination. The ERI Board also considers all commercial, industrial, banking, consulting, legal, accounting, charitable, familial or other business relationships any director may have with ERI. The ERI Board has determined that five of the seven ERI director nominees satisfy the independence requirements of NASDAQ.
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
Related Transactions
Eldorado
Prior to the consummation of the ERI Merger, Resorts was party to a management agreement (the "Eldorado Management Agreement") with Recreational Enterprises, Inc. ("REI") and Hotel Casino Management ("HCM"), pursuant to which REI and HCM (collectively, the "Managers") agreed to (a) develop strategic plans for Resorts' business, including preparing annual budgets and capital expenditure plans, (b) provide advice and oversight with respect to financial matters of Resorts, (c) establish and oversee the operation of financial accounting systems and controls and regularly review Resorts' financial reports, (d) provide planning, design and architectural services to Resorts and (e) furnish advice and recommendations with respect to certain other aspects of Resorts' operations. In consideration for such services, Resorts agreed to pay the Managers a management fee not to exceed 1.5% of Resorts' annual net revenues, not to exceed $600,000 per year. The current term of the Eldorado Management Agreement continues in effect until July 1, 2017, and the term will continue to be automatically extended for additional three-year periods until it is terminated by one of the parties. During each of the years 2014, 2013 and 2012, the Company paid management fees to REI and HCM in the aggregate amount of $0.5 million, $0.6 million, and $0.6 million, respectively. REI is beneficially owned by members of the Carano family and HCM is beneficially owned by members of the Poncia family. The Carano family and Poncia family hold significant ownership interests in ERI. Management fees were not paid subsequent to the consummation of the Merger. Subsequent to the consummation of the Merger, Donald L.

Carano and Raymond J. Poncia received remuneration in the amount of $0.3 million and $0.2 million, respectively, for their services as consultants to ERI and its subsidiaries in lieu of the management fees previously paid under the terms of the Resorts' management agreement.
As of December 31, 2014 and 2013, the ERI's receivables from related parties amounted to $0.4 million $0.4 million, respectively, and its payables to related parties amounted to $0.2 million and $0.2 million, respectively.
        In connection with the Merger, ERI advanced $5.0 million to MTR which was used to repurchase MTR common stock. The advance is included in investment in and advances to unconsolidated affiliates on the accompanying consolidated balance sheet at December 31, 2014. Additionally, MTR reimbursed ERI $1.5 million in December 2014 for allocated corporate general and administrative costs incurred subsequent to the consummation of the ERI Merger through December 31, 2014.
Eldorado owns the entire parcel on which Eldorado-Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates, a general partnership of which Donald Carano is a general partner (the "CSY Lease"). The CSY Lease expires on June 30, 2027. Annual rent is equal to the greater of (1) $0.4 million or (2) an amount based on a decreasing percentage of the Eldorado's gross gaming revenues ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75.0 million. Rent pursuant to the CSY Lease amounted to approximately $0.6 million in each of the years ended December 31, 2014, 2013 and 2012. On May 30, 2011, Eldorado and C. S. & Y Associates entered into a fourth amendment to the CSY Lease. C. S & Y Associates agreed to execute and deliver the deeds of trust encumbering the approximately 30,000 square feet leased from C. S. & Y Associates on which a portion of Eldorado-Reno is located as security for the Senior Secured Notes and the Secured Credit Facility. In exchange for this subordination, a fee of $0.1 million will be paid annually during the term of the indenture relating to the Senior Secured Notes. In each of the years 2014, 2013 and 2012, Eldorado paid $0.1 million to C. S. & Y Associates for this subordination.
From time to time ERI leases aircraft owned by Recreational Enterprises, Inc., for use in operating its business. In 2014, 2013 and 2012, lease payments for the aircraft totaled $0.6 million, $0.8 million and $0.8 million, respectively.
From time to time ERI leases a yacht owned by Sierra Adventure Equipment, Inc., a limited liability company beneficially owned by Recreational Enterprises, Inc., for use in operating its business. In 2014, 2013 and 2012, lease payments for the yacht totaled approximately $2,500, $13,000 and $8,000, respectively.
ERI occasionally purchases wine directly from the Ferrari Carano Winery, which is owned by Recreational Enterprises, Inc. and Donald Carano. The wine purchases are sent directly to customers in appreciation of their patronage. In 2014, 2013 and 2012, ERI spent approximately $35,000, $1,000 and $23,000, respectively, for these products.
Resorts owns the skywalk that connects the Silver Legacy with Eldorado-Reno. The charges from the service provider for the utilities associated with this skywalk are billed to the Silver Legacy together with the charges for the utilities associated with the Silver Legacy. Such charges are paid to the service provider by Silver Legacy, and the Silver Legacy is reimbursed by Eldorado-Reno for the portion of the charges allocable to the utilities provided to the skywalk. The charges for the utilities provided to the skywalk during each year ended December 31, 2014, 2013 and 2012 totaled $0.1 million..
In October 2005, the Silver Legacy began providing on-site laundry services for Eldorado-Reno related to the cleaning of certain types of linens. Although there is no agreement obligating Eldorado-Reno to utilize, or Silver Legacy to provide, this service, it is anticipated that the Silver Legacy will continue to provide these laundry services in the future. The Silver Legacy charges Eldorado-Reno for labor and laundry supplies on a per unit basis which totaled $0.2 million, $0.1 million and $0.1 million, respectively, during the years ended December 31, 2014, 2013 and 2012.
Since 1998, the Silver Legacy has purchased from Eldorado-Reno homemade pasta and other products for use in the restaurants at Silver Legacy and it is anticipated that Silver Legacy will continue to make similar purchases in the future. For purchases of these products during each year ended December 31, 2014, 2013 and 2012, which are billed to Silver Legacy at cost plus associated labor, the Silver Legacy paid Eldorado Reno $0.1 million.
In April 2008, the Silver Legacy and Eldorado-Reno began combining certain back-of-the-house and administrative departmental operations, including purchasing, advertising, information systems, surveillance, retail and engineering, of Eldorado-Reno and Silver Legacy in an effort to achieve payroll cost savings synergies at both properties. Payroll costs associated with the combined operations are shared equally and are billed at cost plus an estimated allocation for related benefits and taxes. During 2014, 2013 and 2012, the Silver Legacy reimbursed Eldorado-Reno $0.5 million, $0.6 million and $0.7 million, respectively, for Silver Legacy's allocable portion of the shared administrative services costs associated with the operations performed at Eldorado-Reno and Eldorado-Reno reimbursed the Silver Legacy $0.3 million in each year for

Eldorado-Reno's allocable portion of the shared administrative services costs associated with the operations performed at Silver Legacy.
ERI's Approval of Related Party Transactions
ERI's Code of Ethics and Business Conduct (the "ERI Code") requires that any proposed transaction between ERI and a related party, or in which a related party would have a direct or indirect material interest, be promptly disclosed to the ERI's Compliance Committee. The ERI Compliance Committee is required to disclose such proposed transactions promptly to the ERI's Audit Committee.
ERI's Audit Committee Charter requires the ERI Audit Committee to review and approve all related party transactions of ERI. Any director having an interest in the transaction is not permitted to vote on such transaction. The ERI Audit Committee will determine whether or not to approve any such transaction on a case-by-case basis and in accordance with the provisions of the ERI Audit Committee Charter and the ERI Code, including the standards set forth in the Conflicts of Interest Policy contained in the ERI Code. Under the ERI Code, a "related party" is any of the following:

•	an executive officer of ERI;

•	a director (or director nominee) of ERI;

•	an immediate family member of any ERI executive officer or director (or director nominee);

•	a beneficial owner of five percent or more of any class of the ERI's voting securities;

•	an entity in which one of the above described persons has a substantial ownership interest or control of such entity; or

•	any other person or entity that would be deemed to be a related person under Item 404 of SEC Regulation S-K or applicable NASDAQ rules and regulations.
Mesquite
Mesquite Travel Center – FC C-Store LLC, (the “Travel Center”) is partly owned by Anthony Toti ("Mr. Toti"), Mesquite's Chief Executive Officer, and by Robert R. Black, Sr. (“Mr. Black”), Mesquite's former Chief Operating Officer and part owner of Mesquite until December 18, 2014. Mesquite obtains gasoline for department vehicles from the Travel Center. In 2014, 2013, and 2012, the Travel Center charged Mesquite approximately $45,000, $42,000 and $46,000, respectively.
Mesquite provided management and other services to Grand Destinations Vacation Club ("GDVC"), Peppermill Palms Property Owners ("PPPOA"), and CasaBlanca Vacation Club ("CBVC"), three related parties that manage and operate the home owners associations of the vacation intervals at the Mesquite properties. The consolidated balance sheets of Mesquite, included in Note 4 to the Notes to Consolidated Financial Statements in Item 15 of this report, are payables of approximately $69,769, $4,166 and $7,640 as of December 31, 2014 and receivables of approximately $14,048, $23,296 and $23,031 as of December 31, 2013 for GDVC, PPPOA, and CBVC, respectively.
Michael J. Gaughan Family, LLC owns a 35% ownership interest in Mesquite Gaming, LLC. The Manager of Michael J. Gaughan Family, LLC is the owner and President of South Point Hotel, Casino & Spa. At the time of the acquisition, there was an existing agreement with South Point Hotel, Casino & Spa under which South Point Hotel, Casino & Spa operates the sports book facilities located in the Virgin River Hotel and Casino and CasaBlanca Hotel and Casino. Under the term of the agreement, Mesquite Gaming, LLC receives a prorated share of the net income or net loss from the sports book operations of South Point Hotel, Casino and Spa. For the years ended December 31, 2014, 2013 and 2012, Mesquite's share of the sports book income was approximately $318,000, $617,000 and $379,000, respectively. Included in accrued liabilities at December 31, 2014, 2013 and 2012 was approximately $0, $52,000 and $77,000, respectively, due to South Point Hotel, Casino & Spa.
On August 22, 2013, Mesquite refinanced its debt, of which $35 million was refinanced by related parties of Mesquite's officers and equity owners. $10.5 million was loaned to Mesquite by entities managed by the managing member of a 35% equity owner. $10.5 million was loaned to Mesquite by the father of Mesquite's Chief Executive Officer and 25% equity owner of Mesquite. $14 million was loaned to Mesquite by NGA Blocker LLC, a subsidiary of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The following table sets forth fees billed to the Company for the fiscal years ended February 28, 2015 and February 28, 2014 by the Company’s registered public accounting firm, Piercy, Bowler, Taylor & Kern, Certified Public Accountants and Business Advisors, a Professional Corporation (“PBTK”).

	Year Ended February 28,
	2015	2014
Audit Fees (1)	$102,476	$69,154
All Other Fees	—	—
	$102,476	$69,154

(1)
Audit Fees. This category includes fees and expenses billed by PBTK for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s filings with the Securities and Exchange Commission, including its quarterly and annual reports filed pursuant to Section 13 of the Securities Exchange Act of 1934, as amended.

The Board of Managers has established pre-approval policies and procedures pursuant to which the Board of Managers approves the services provided by our principal accounting firm. The services provided to us by our principal accounting firm in 2015 and 2014 were pre-approved by our Board of Managers. Consistent with the Board of Managers’ responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Board of Managers. Requests or applications to provide services that require specific approval by the Board of Managers will be submitted to the Board of Managers by both the independent auditor and Roger A. May, who performs for the Company the services commonly performed by a principal financial officer. Mr. May will immediately report to the Board of Managers any breach of this policy that comes to his attention.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as a part of the report:
(b) Exhibits The exhibits in the accompanying Exhibit Index are incorporated by reference into this Item 15.

NGA HoldCo, LLC and Subsidiaries
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
NGA Holdco LLC
The Woodlands, Texas
We have audited the accompanying consolidated balance sheet of NGA Holdco, LLC and subsidiaries (the “Company”) as of February 28, 2015 and 2014, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the years then ended (collectively, the Consolidated Financial Statements). These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audit.
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
In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of February 28, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ PIERCY BOWLER TAYLOR & KERN
Las Vegas, Nevada
May 29, 2015

NGA HOLDCO, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 2015 AND 2014

	2015	2014
ASSETS
Current Assets, consisting of cash	$4,306,170	$1,683,837
Other Assets:
Marketable Securities, Eldorado Resorts, Inc.	18,540,023	—
Investment in Eldorado	—	25,496,573
Investment in Mesquite	4,282,422	4,244,222
Note Receivable, Mesquite	14,000,000	14,000,000
Due from the Newport Funds	5,179,772	5,179,772
	$46,308,387	$50,604,404
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Income taxes payable	$—	$163,241
Accounts payable and accrued expenses	1,712	810
	1,712	164,051

Long-term amounts due to the Newport Funds	3,687,854	3,450,793
	3,689,566	3,614,844
Members’ Equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	57,544,874	57,544,874
Accumulated other comprehensive income (loss)	(5,197,086)	301,876
Accumulated deficit	(9,732,773)	(10,860,996)
	42,618,821	46,989,560
	$46,308,387	$50,604,404
See notes to consolidated financial statements.

NGA HOLDCO, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 28, 2015 AND 2014

	2015	2014
Interest Income	$1,003,333	$449,167
Equity in net income of unconsolidated investees	199,613	3,774,862
Professional fees and other expenses	(237,964)	(206,309)
Income before income taxes	964,982	4,017,720
Income tax benefit (expense)	163,241	(163,241)
Net income	1,128,223	3,854,479
Equity in other comprehensive income (loss) of unconsolidated investee	(27,058)	301,876
Reversal of equity in other comprehensive income of unconsolidated investee previously accounted for using the equity method	(274,818)	—
Unrealized loss on available-for-sale securities	(5,197,086)	—
Comprehensive income (loss)	$(4,370,739)	$4,156,355
See notes to consolidated financial statements.

NGA HOLDCO, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY
FOR THE YEARS ENDED FEBRUARY 28, 2015 AND 2014

	Subscribed Class A Unit	Class B Units	(Accumulated Deficit)	Other Comprehensive Income (Loss)	Total Members’ Equity
Balance, February 28, 2013	$3,806	$44,544,874	$(14,715,475)	$—	$29,833,205
Contributions	—	13,000,000	—	—	13,000,000
Net income	—	—	3,854,479	—	3,854,479
Other comprehensive income	—	—	—	301,876	301,876
Balance, February 28, 2014	3,806	57,544,874	(10,860,996)	301,876	46,989,560
Net income	—	—	1,128,223	—	1,128,223
Equity in other comprehensive income of unconsolidated investee	—	—	—	(27,058)	(27,058)
Reversal of other comprehensive income of prior unconsolidated investee	—	—	—	(274,818)	(274,818)
Other comprehensive loss on available-for-sale securities	—	—	—	(5,197,086)	(5,197,086)
Balance, February 28, 2015	$3,806	$57,544,874	$(9,732,773)	$(5,197,086)	$42,618,821
See notes to consolidated financial statements.

NGA HOLDCO, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28, 2015 AND 2014

	2015	2014
Operating activities:
Net income	$1,128,223	$3,854,479
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of unconsolidated investees	(199,613)	(3,774,862)
Increase (decrease) in accounts payable and accrued liabilities	902	(11,515)
Increase (decrease) in federal tax liability	(163,241)	163,241
Net cash provided by operating activities	766,271	231,343

Investing activities:
Loan to Mesquite	—	(14,000,000)
Proceeds from sale of investment in Tamarack Crossings, LLC	1,350,000	—
Distributions received from unconsolidated investees	269,000	904,606
Net cash provided by (used in) investing activities	1,619,000	(13,095,394)

Financing activities:
Capital contributions	—	13,000,000
Advances received from the Newport Funds	237,062	217,677
Net cash provided by financing activities	237,062	13,217,677

Net increase in cash	2,622,333	353,626

Cash, beginning of period	1,683,837	1,330,211

Cash, end of period	$4,306,170	$1,683,837

Non-cash investing activity:
Distribution received from Eldorado consisting of an interest in Tamarack Crossing, LLC	$1,350,000
See notes to consolidated financial statements.

NGA HOLDCO, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 2015 AND 2014
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
The Company has had no revenue generating business since inception. The Company's operations consist primarily of gaming industry related investments including its holding, through AcquisitionCo, of a 40% equity interest in Mesquite Gaming LLC, a Nevada limited liability company (“Mesquite”), a loan to Mesquite, and ownership of 4,030,440 publicly traded shares of Eldorado Resorts, Inc. ("ERI," formerly known as Eclair Holdings Company) common stock, $0.00001 par value, representing an approximate 8.6% ownership interest in ERI (the "ERI shares"). The ERI shares were acquired September 19, 2014, upon consummation of a merger between MTR Gaming, Inc. ("MTR") and Eldorado Holdco, LLC ("Eldorado"), a previously unconsolidated investee of the Company in which the Company held an approximate 17.0359% equity interest (the "ERI Merger").
ERI currently owns and operates (1) the Eldorado Hotel & Casino located in Reno, Nevada, (2) the Eldorado Resort Casino Shreveport located in Shreveport, Louisiana, (3) Scioto Downs Racino located in Columbus, OH, (4) Mountaineer Casino Racetrack & Resort located in Chester, WV, and (5) Presque Isle Downs & Casino located in Erie, PA, and owns an approximate 96% interest in an entity which owns a 50% interest in a joint venture that owns and operates the Silver Legacy Resort Casino (which is seamlessly connected to the Eldorado Hotel & Casino). Combined, the six properties contain approximately 3,300 hotel rooms, 240 table games, 40 restaurants, 7,800 slot machines and 2,150 video lottery terminals.
Eldorado previously owned a 21.25% interest in Tamarack Crossing, LLC ("Tamarack") that owns and operates Tamarack Junction, a casino in south Reno. On September 1, 2014, and as a condition to closing the ERI Merger, Eldorado distributed on a pro-rata basis to its members (including the Company) its equity interest in Tamarack. The Company contemporaneously sold its equity interest in Tamarack for $1,350,000, the estimated fair value of the in-kind distribution.
The Company's 40% Mesquite Interest was acquired August 1, 2011 (the “Mesquite Acquisition”), in exchange for $8,222,222 in cash, of which $7,222,222 and $1,000,000 were contributed to the Company by NGOF and Newport Global Credit Fund (“NGCF,” and collectively with NGOF, the “Newport Funds”), respectively. Mesquite is engaged in the casino resort industry in Mesquite, Nevada through wholly owned subsidiaries that own and operate the CasaBlanca Resort/Golf/Spa, the Virgin River Hotel/Casino/Bingo, two championship golf courses, a full-service spa, a bowling center, restaurants, and banquet and conference facilities. Mesquite also owns real estate on which another hotel & casino was located prior to its demolition in 2013.
The Company has no current plans to acquire any equity interest in another entity.
Formed in 2005, Newport is a Texas-based investment management firm focused on alternative fixed income strategies. The firm concentrates primarily on the stressed and distressed opportunities within the high yield debt and bank loan markets, but may also include the acquisition and disposition of other types of corporate securities and claims. Newport has 10 employees, with its primary office in The Woodlands, TX. Newport’s principals include Timothy T. Janszen, CEO, Ryan Langdon, Senior Managing Director, and Roger A. May, Senior Managing Director. Collectively, the principals have over 40 years of experience investing in the high yield and distressed debt markets. Newport is registered with the Securities and Exchange Commission (the "Commission") as an investment adviser under the Investment Advisers Act of 1940, as amended. Newport is investment manager of the Newport Funds, private investment funds which seek attractive long-term risk adjusted returns by capitalizing on investments in the distressed debt markets and possibly control-oriented investments. The Newport Funds began investing in 2006.
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
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Accounting and Presentation
The Company prepares its consolidated financial statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements of the Company include the accounts of NGA and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The Company's investment in Mesquite is accounted for using the equity method of accounting as was its investment in Eldorado until the ERI Merger on September 19, 2014. Commencing September 19, 2014, the ERI shares received in the ERI Merger are classified, and accounted for, as available-for-sale securities and are carried at estimated fair value based on trading activity (Level 1 inputs as defined by GAAP). Realized gains and losses (if any) on the ERI shares are included in net income, while unrealized gains and losses are included in the Company's consolidated statements of operations as a component of other comprehensive income. The Company recognizes equity in the net income (loss) and other comprehensive income (loss) of its unconsolidated investees accounted for using the equity method on a calendar year basis. For example, the Company’s net income for the year ended February 28, 2015 includes equity in the net income of Mesquite for the year ended December 31, 2014 (through September 18, 2014 for Eldorado). Accordingly, except for the ERI shares and otherwise as required by GAAP and disclosed herein, the Company measures all of its assets and liabilities on the historical cost basis.
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
In determining whether the carrying value of the Company’s investment in Mesquite is less than its estimated fair value, a discounted cash flow approach to value is used and is based on Level 3 inputs as defined by GAAP. The Company’s valuation model incorporates an estimated weighted-average cost of capital (effectively, a discount rate) and terminal value multiples that are used by market participants. The estimated weighted-average cost of capital is based on the risk-free interest rate at the time, adjusted for specific risk factors. The Company also considers the metrics of specific business transactions that may be comparable to varying degrees. The weight assigned to these approaches to value in the Company’s impairment evaluation may vary from period to period depending upon evolving events. Forecasted prospective financial information used in the model is based on management’s expected course of action. Sensitivity analyses are also performed related to key assumptions used, including possible variations in the weighted-average cost of capital and terminal value multiples, among others.
Reclassifications
Certain minor reclassifications of prior year’s amounts have been made for comparability with the current year presentation. The reclassifications had no effect on net income or comprehensive income.
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
Income Taxes
The Company records estimated penalties and interest, if any, related to income tax matters, including uncertain tax positions, if any, as a component of income tax expense (Note 7). At least annually, management evaluates positions taken (or to be taken) on tax returns that remain subject to examination by federal and state authorities (i.e., tax years 2011 and thereafter) to determine if there are “uncertain tax positions” as defined by GAAP.
Members’ capital
Allocations of net income and distributions to the Members are determined in accordance with the Company’s operating agreement.
3. Ownership and Management of the Company
Ownership
NGA’s one issued and outstanding Class A Unit, representing all of its voting equity, is held by NGA VoteCo, LLC, a Nevada limited liability company (“VoteCo”). All of NGA’s issued and outstanding Class B Units, representing all of its non-voting equity, are held by NGA No VoteCo, LLC, a Nevada limited liability company (“InvestCo”). At present, the Company has no plans to issue any additional Class A or Class B Units.
VoteCo is owned by Timothy T. Janszen and Ryan L. Langdon, each of whom owns a 42.85% interest, and Roger A. May, who owns a 14.3% interest. Messrs. Janszen, Langdon and May collectively are referred to as the “VoteCo Equityholders”. InvestCo is owned by the Newport Funds. Newport holds all of InvestCo’s issued and outstanding voting securities.
Management
The VoteCo Equityholders, through VoteCo, control all matters of the Company that are subject to the vote of members, including the appointment and removal of managers. Each of the VoteCo Equityholders is a member of NGA’s board of managers, and Mr. Janszen is NGA’s operating manager who has responsibility for the day-to-day management of the Company. The Class B Units issued to InvestCo allow it and its investors to invest in the Company without having any voting power or power to control the operations or affairs of the Company, except as otherwise required by law. If InvestCo and its investors had any of the power to control the operations or affairs of the Company afforded to holders of the Class A Units, they and their respective constituent equityholders would generally be required to be licensed or found suitable under the gaming laws and regulations of the State of Nevada.
Neither NGA’s board of managers nor the operating manager may take, or cause the Company to take, the following actions without the approval of VoteCo as the holder of NGA’s voting equity:

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
4. Marketable Securities, Eldorado Resorts, Inc.
Effective September 19, 2014, as a result of the ERI Merger, the Company’s previous 17.0359% equity interest in Eldorado was converted into 4,030,440 shares (including post-closing adjustments) of ERI common stock, $0.00001 par value, representing approximately 8.6% of such shares then outstanding. Upon conversion, the fair market value of the ERI shares, based on then current trading activity, was approximately $7.1 million less than the carrying value of the Eldorado Interest prior to the ERI Merger, resulting in a write down of the Company's investment and a charge to other comprehensive loss. Subsequently through February 28, 2015, additional adjustments to carrying value of the ERI shares based on trading activity resulted in an unrealized holding gain of approximately 1.9 million. On May 29, 2015, the date this document was filed with the United States Securities and Exchange Commission, the estimated fair value of the ERI shares was approximately $33.5 million and the net unrealized holding gain was approximately $9.8 million.
The original cost of the Company’s investment in Eldorado in December14, 2007 (prior to subsequent impairment charges and the recording of equity in the earnings (losses) of the investee through September 18, 2014) was approximately $38 million, the quoted market price of debt and equity securities exchanged for the interest in Eldorado.
Changes in the Company’s investment in Eldorado through September 18, 2014 and for the year ended February 28, 2014 are as follows:

	Through September 18, 2014	Year Ended February 29, 2014
Balance, beginning of period	$25,496,573	$22,988,441
Equity in net income (loss) of Eldorado	(107,587)	3,110,862
Distributions received from Eldorado	(1,350,000)	(904,606)
Equity in (reversal of) other comprehensive income of unconsolidated investee	(301,876)	301,876
Conversion into ERI shares	(23,737,110)	—
Balance, end of period	$—	$25,496,573
The Company did not record any impairment related to its equity method investment in Eldorado during the years ended February 28, 2015 and 2014.

The ERI Merger was accounted for as a reverse acquisition in which Eldorado was the acquirer for accounting purposes. The following tables present condensed financial information of ERI and Eldorado as of December 31, 2014 and 2013, respectively, and for the years then ended (in thousands). Management notes that comparability between the two periods is affected by the inclusion of MTR from September 19, 2014.

	2014	2013
Balance Sheets
Current assets	$117,493	$39,429
Restricted cash	2,500	5,000
Investment in and advances to unconsolidated affiliate	14,009	18,349
Property and equipment, net	456,139	180,342
Other assets, net	585,189	27,062
Total assets	$1,175,330	$270,182

Current liabilities	$91,844	$25,147
Other liabilities	931,864	169,460
Members' equity	151,622	75,575
Total liabilities and members' equity	$1,175,330	$270,182

	2014	2013
Statements of Operations
Net operating revenues	$361,823	$247,186
Operating income	$17,555	$22,582
Net income (loss)	$(14,425)	$18,897
Other comprehensive income (loss)	$(1,685)	$1,772
Comprehensive income (loss)	$(16,110)	$20,669
The following tables present condensed financial information of one of ERI’s unconsolidated investees, the Silver Legacy Joint Venture, as of December 31, 2014 and 2013 and for the year then ended (in thousands).

	2014	2013
Balance Sheets
Current assets	$30,563	$29,565
Property and equipment, net	190,592	198,150
Other assets, net	6,412	8,201
Total assets	$227,567	$235,916

Current liabilities	$18,707	$27,475
Other liabilities	89,322	92,541
Partners' equity	119,538	115,900
Total liabilities and partners' equity	$227,567	$235,916

	2014	2013
Statements of Operations
Net operating revenues	$127,095	$125,841
Operating income	$15,009	$13,283
Net income	$5,402	$28,482
Other comprehensive income (loss) - minimum pension liability adjustment	$(3,544)	$3,544
Comprehensive income	$1,858	$32,026

5. Investment in Mesquite
Changes in the Company’s investment in Mesquite during the years ended February 28, 2015 and 2014 are as follows:

	2015	2014
Balance, beginning of period	$4,244,222	$3,580,222
Distributions received	(269,000)	—
Equity in net income of Mesquite	307,200	664,000
Balance, end of period	$4,282,422	$4,244,222
The Company did not record any impairment related to its equity method investment in Mesquite during the years ended February 28, 2015 and 2014.
The following tables present condensed financial information of Mesquite as of December 31, 2014 and 2013 and for the years then ended (in thousands).

	2014	2013
Balance Sheets
Current assets	$14,504	$13,959
Property and equipment, net	55,822	57,248
Other assets, net	4,889	6,768
Total assets	$75,215	$77,975

Current liabilities	$12,048	$12,175
Other liabilities	54,766	57,495
Members' equity	8,401	8,305
Total liabilities and members' equity	$75,215	$77,975

	2014	2013
Statements of Operations
Net operating revenues	$94,892	$93,781
Operating income	$4,776	$4,777
Net income	$768	$1,660
6. Note Receivable, Mesquite
On August 22, 2013, the Company, through Blocker, loaned $14 million to Mesquite under a Second Lien Credit Agreement, dated as of August 22, 2013 (the “Mesquite Credit Agreement”), pursuant to which Mesquite borrowed a total of $35 million from the Company and other lenders not affiliated with the Company for the purpose of refinancing a portion of its existing indebtedness. Each of the other lenders, consisting of limited liability companies and trusts, has an ownership interest in Mesquite or has one or more members or beneficiaries who hold an ownership interest in Mesquite. The repayment of the indebtedness outstanding under the Mesquite Credit Agreement is secured by a second lien on substantially all of Mesquite’s real property, including that relating to its Casablanca Resort & Casino, its Virgin River Hotel and Casino, and the remaining assets at the Oasis site (the demolition of the Oasis Resort and Casino was largely completed in August 2013), each located in Mesquite, Nevada. The terms of the loan provide for the payment by Mesquite to each lender, including Blocker, of interest on the unpaid principal amount owed to such lender at the rate of 7% per annum from August 22, 2013 to January 2, 2015, and at the rate of 8% per annum thereafter. During the term of the loan, interest is payable in cash, in arrears, monthly on the first day of each month, commencing on September 1, 2013. The principal amount of the loan, along with any accrued and unpaid interest, becomes due and payable on February 21, 2020. The indebtedness may, at the option of Mesquite, be prepaid in whole or in part, at any time without penalty, and repayment of the indebtedness may be accelerated upon the occurrence of an event of default, in accordance with the terms of the Mesquite Credit Agreement.
The Company's participation as a lender under the Credit Agreement was funded utilizing $1 million of cash on hand and a capital contribution from InvestCo in the amount of $13 million, which was provided to InvestCo by its equity owners, NGOF and NGCF, in the respective amounts of $11.3 million and $1.7 million.

7. Transactions with the Newport Funds
In 2007, NGOF received on behalf of (but did not remit to) the Company $5,118,172 of interest and $61,600 of preferred dividends related to investments of the Company which are reflected in the accompanying balance sheets as due from the Newport Funds. There is no formal agreement outlining the settlement of this receivable (and payable discussed in the following paragraph) and, accordingly, the receivable is reflected as a non-current asset.
At February 28, 2015 and 2014, the Company owed $3,687,854 and $3,450,793, respectively, to the Newport Funds for expenses paid on the Company’s behalf since inception of the Company. There have been no repayments of such amounts advanced to the Company. The Newport Funds have agreed to waive demand of payment of the amounts advanced to the Company through March 1, 2017, and, accordingly, the liability is also reflected as long-term.
8. Income Taxes
Blocker, a wholly owned subsidiary, has elected to be taxed as a corporation. Accordingly, equity in the flow-through earnings of Eldorado and Mesquite is taxed to Blocker. NGA incurs certain other costs, primarily associated with being a public company, including professional and other fees, which, for tax purposes, flow through to its members.
A reconciliation between the Company’s effective tax rate and the statutory tax rate for the years ended February 28, 2015 and 2014 follows:

	2015		2014
	Total	Percent	Total	Percent
Statutory federal rate	$337,744	35.00%	$1,406,202	35.00%
Amount not subject to corporate income taxes	(260,993)	(27.05)%	(84,696)	(2.11)%
Pass-through tax credits	(436,360)	(45.22)%	(46,254)	(1.15)%
Adjustments to estimated taxable income of equity method investees	(612,548)	(63.48)%	478	0.01%
Change in valuation allowance	808,916	83.83%	(1,112,489)	(27.69)%
Tax at effective rate	$(163,241)	(16.92)%	$163,241	4.06%
In assessing the realizability of the deferred tax assets, management considers whether future taxable income will be sufficient during the periods in which those temporary differences reverse. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. Accordingly, the Company has recorded a valuation allowance of 100% of its net deferred tax assets as of February 28, 2015 and 2014, as realization of the deferred tax asset is not considered more likely than not, though subsequent to February 28, 2015, the estimated fair value of the Company's available-for-sale securities has appreciated substantially. If the ERI shares were unrestricted and had been sold as of May 29, 2015, most of the related deferred tax asset could have been realized. However, the Company is restricted from disposing of the investment and the trading value of ERI's shares are subject to possibly significant daily changes in value. Accordingly, management believes there is insufficient information to reduce the valuation allowance at this time.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used to determine taxable income for income tax reporting purposes. The following table presents the significant components of the non-current deferred tax assets (liabilities) of the Company and its consolidated subsidiaries related to its investments in Eldorado and Mesquite as of February 28, 2015 and 2014.

	2015	2014
Tax credit carryforwards	$436,360	$—
Basis difference for available-for-sale securities	5,057,227	—
Basis difference in equity method investees
Eldorado	—	4,646,615
Mesquite	875,819	715,853
Acquisition costs	157,079	157,079
Contributions limitation and carryforward	106,029	85,000
Net operating loss carryforward	191,562	—
Subtotal	6,824,076	5,604,547
Less: valuation allowance	(6,824,076)	(5,604,547)
Net deferred tax asset	$—	$—
9. Financial Instruments
Except for cash, the fair value of which equals its carrying value, the only significant financial instruments the Company has are its ERI shares carried at fair value based on trading activity, its investment in Mesquite accounted for using the equity method for which fair value disclosure is not required, and its amounts due to and from members. There is no formal agreement between the Company and its members related to the amounts due to and from the members, including no stated right of offset, repayment terms, and interest rate or method. Accordingly, it is not practical to estimate the fair value of such financial instruments.
10. Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued and has disclosed certain subsequent events elsewhere herein, as appropriate.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGA HOLDCO, LLC

Date: May 29, 2015	By:	/s/ Timothy T. Janszen
	Name:	Timothy T. Janszen
	Title:	Operating Manager
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy T. Janszen	Operating Manager and Principal Executive	May 29, 2015
Timothy T. Janszen	Officer (Principal Executive Officer)

/s/ Roger A. May	Manager, Principal Financial Officer and	May 29, 2015
Roger A. May	Principal Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Ryan Langdon	Manager	May 29, 2015
Ryan Langdon

Exhibit Index

Exhibit No.	Description

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

10.59
Second Amended and Restated Security Agreement dated February 28, 2006 by Eldorado Capital Corp. in favor of Bank of America, N.A. as Administrative Agent (Incorporated by reference to Exhibit No. 10.54 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.60
Third Amended and Restated Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated February 28, 2006 by Eldorado Resorts LLC and C.S.&Y. Associates in favor of First American Title Company of Nevada as trustee for the benefit of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.55 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.61
Second Amended and Restated Assignment of Rents and Revenues dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.56 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.62
Second Amended and Restated Assignment of Subleases and Rents dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.57 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.63
Second Amended and Restated Assignment of Equipment Leases dated February 28, 2006 by Eldorado Resorts LLC in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.58 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.64
Second Amended and Restated Guaranty dated February 28, 2006 by Eldorado Capital Corp. in favor of Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit No. 10.59 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

10.65
Agreement, dated May 12, 2009, between Eldorado Resorts LLC and Newport Global Advisors L.P. (Incorporated by reference to Exhibit 10.62 to the Company’s annual report on Form 10-K for the year ended December 31, 2009 – SEC File No. 000-52734)

10.66
Indenture, dated as of June 1, 2011, among Eldorado Resorts LLC, Eldorado Capital Corp. and US Bank National Association, as trustee, and Capital One, NA as collateral trustee (Incorporated by reference to Exhibit 10.65 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 – SEC File No. 000-52734)

10.67
Credit Agreement, dated as of June 1, 2011, among Eldorado Resorts LLC, the banks referred to therein and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.66 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 – SEC File No. 000-52734)

10.68
First Amendment to Management Agreement dated June 28, 1996 by and among Eldorado Resorts LLC, Recreational Enterprises, Inc. and Hotel-Casino Management, Inc. (Incorporated by reference to Exhibit 10.67 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 – SEC File No. 000-52734)

10.69
Credit Agreement, dated as of August 22, 2013, among Mesquite Gaming LLC and Nevada State Bank (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended August 31, 2013 – SEC File No. 000-52734)

Exhibit No.	Description

10.70
Second Lien Credit Agreement, dated as of August 22, 2013, among Mesquite Gaming LLC, Michael J. Gaughan Family LLC, John F. Gaughan Family LLC, Michael J. Gaughan, as trustee, Franklin Toti, as trustee, NGA Blocker LLC and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended August 31, 2013 – SEC File No. 000-52734)

10.71
Agreement and Plan of Merger, dated as of September 9, 2013, between MTR Gaming Group, Inc., Eclair Holdings Company, Ridgeline Acquisition Corp., Eclair Acquisition Company, LLC, Eldorado HoldCo, LLC, and Thomas Reeg, Robert Jones and Gary Carano, as the Member Representative (Incorporated by reference to Exhibit 2.1 to the Current Report of MTR Gaming Group, Inc. (Commission File No. 000-20508) on Form 8-K filed with the Securities and Exchange Commission on September 11, 2013).

10.72
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

10.73
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

10.74
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

10.75
Amendment No. 1 to Second Lien Credit Agreement, dated as of August 22, 2013, among Mesquite Gaming LLC, Michael J. Gaughan Family LLC, John F. Gaughan Family LLC, Michael J. Gaughan, as trustee, Franklin Toti, as trustee, NGA Blocker LLC and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent (Incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarterly period ended August 31, 2014 – SEC File No. 000-52734)

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

101
The following financial statements from NGA Holdco, LLC Annual Report on Form 10-K/A for the year ended February 28, 2014, filed with the Securities and Exchange Commission on May 29, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at February 28, 2015 and February 28, 2014, (ii) the Consolidated Statements of Operations for the years ended February 28, 2015, and February 28, 2014, (iii) the Consolidated Statement of Changes in Members’ Equity for the years ended February 28, 2015 and February 28, 2014, (iv) the Consolidated Statements of Cash Flows for the years ended February 28, 2015 and February 28, 2014, and (v) the Notes to Consolidated Financial Statements.