Form 10-Q
period 2015-05-31
NGA Holdco, LLC
filed 2015-07-15
CIK 1405621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2015
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

NGA HOLDCO, LLC
FORM 10-Q

Forward-Looking Statements
In addition to historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Notes to Consolidated Financial Statements of NGA Holdco, LLC set forth in the section entitled “Consolidated Financial Statements.” When used in this report, the words “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” “seeks,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the information in this form10-Q and the previously filed Form 10-K for the year ended February 28, 2015, and the information included from time to time in our future reports filed with the Securities and Exchange Commission.

PART I
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
NGA HOLDCO, LLC
CONSOLIDATED BALANCE SHEETS

	May 31, 2015	February 28, 2015
	(Unaudited)
ASSETS
Current assets, consisting of cash	$4,979,948	$4,306,170
Other assets:
Marketable securities, Eldorado Resorts, Inc.	32,888,389	18,540,023
Investment in Mesquite	5,639,222	4,282,422
Note receivable, Mesquite	14,000,000	14,000,000
Due from the Newport Funds	5,179,772	5,179,772
	$62,687,331	$46,308,387
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities, consisting of accounts payable and accrued expenses	$41,109	$1,712
Due to the Newport Funds	3,760,750	3,687,854
	3,801,859	3,689,566
Members’ equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	57,544,874	57,544,874
Accumulated other comprehensive income (loss)	9,151,281	(5,197,086)
Accumulated deficit	(7,814,489)	(9,732,773)
	58,885,472	42,618,821
	$62,687,331	$46,308,387
See notes to consolidated financial statements.

NGA HOLDCO, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	May 31,
	2015	2014
Interest income	$273,778	$236,833
Equity in net income of unconsolidated investees	1,756,800	455,849
Professional fees and other expenses	(112,293)	(105,339)
Income before income taxes	1,918,285	587,343
Income taxes	—	(138,933)
Net income	1,918,285	448,410
Unrealized gain on available-for-sale securities	14,348,366	—
Comprehensive income	$16,266,651	$448,410

See notes to consolidated financial statements.

NGA HOLDCO, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	May 31,
	2015	2014
Operating activities:
Net income	$1,918,285	$448,410
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of unconsolidated equity method investees	(1,756,800)	(455,849)
Increase in accounts payable and accrued expenses	39,397	72,417
Decrease in income taxes payable	—	138,933
Net cash provided by operating activities	200,882	203,911

Investing activities:
Distributions received from equity investment in Mesquite	400,000	269,000

Financing activities:
Advances received from the Newport Funds	72,896	32,922

Net increase in cash	673,778	505,833

Cash, beginning of period	4,306,170	1,683,837

Cash, end of period	$4,979,948	$2,189,670
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
ERI currently owns and operates (1) the Eldorado Hotel & Casino located in Reno, Nevada, (2) the Eldorado Resort Casino Shreveport located in Shreveport, Louisiana, (3) Scioto Downs Racino located in Columbus, Ohio, (4) Mountaineer Casino Racetrack & Resort located in Chester, West Virginia, and (5) Presque Isle Downs & Casino located in Erie, Pennsylvania, and owns an approximate 96% interest in an entity which owns a 50% interest in a joint venture that owns and operates the Silver Legacy Resort Casino (which is seamlessly connected to the Eldorado Hotel & Casino). The six properties contain a combined 3,300 hotel rooms, 240 table games, 40 restaurants, and approximately 7,800 slot machines and 2,150 video lottery terminals. On July 7, 2015, ERI and MGM Resorts International (“MGM”) announced that they have entered into a definitive agreement for ERI to acquire MGM’s 50% interest in the Silver Legacy Resort Casino Reno, as well as all of the assets of Circus Circus Reno (Note 10).
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
The Company has no current plans to acquire an equity interest in any other entity.
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

Concentrations and economic uncertainties
NGA and its consolidated subsidiaries expect to be economically dependent upon relatively few investments in the gaming industry. The United States recently experienced a recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational, construction and real estate market activities and general discretionary consumer spending. Although capital market activity and liquidity are reported to have improved of late, the recovery from this recessionary period is fragile and there can be no assurance that the Company’s business and that of its investees, which have been severely affected by the downturn, will fully recover to pre-recession levels. In addition, the Company carries cash on deposit with financial institutions substantially in excess of federally-insured limits. The extent of loss, if any, that might be incurred as a result of uninsured deposits in the event of a future failure of a bank or other financial institutions is not subject to estimation.
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
Use of estimates
Timely preparation of financial statements in accordance with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. Management estimates that the Company will eventually sell its investments at a price sufficient to realize the carrying value of the Company’s assets which estimates are subject to material variation over the next year. Such eventual disposition of the Company’s investments will also affect the potential realization of the Company’s deferred tax assets which estimate is also subject to material variation over the next year.
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
4. Marketable Securities, Eldorado Resorts, Inc.
Effective September 19, 2014, as a result of the ERI Merger, the Company’s previous interest in Eldorado was converted into 4,040,440 shares of ERI common stock, $0.00001 par value, including post-closing adjustments, representing approximately 8.6% of such shares then outstanding. Upon conversion, the fair market value of the ERI shares, based on then current trading activity, was approximately $7.1 million less than the carrying value of the Eldorado Interest prior to the ERI Merger, resulting in a write down of the Company's investment and a charge to other comprehensive loss for an unrealized holding loss. Subsequently through February 28, 2015, additional adjustments to carrying value of the ERI shares based on trading activity resulted in an unrealized holding gain of approximately $1.9 million. During the three months ended May 31, 2015, additional adjustments to carrying value of the ERI shares based on trading activity resulted in an unrealized holding gain of approximately $16.2 million at May 31, 2015.
Through the date of this filing, the estimated fair value of this the ERI common shares based on trading activity has not changed materially from the carrying value as of May 31, 2015.
The original cost of the Company’s investment in Eldorado in 2007 (prior to subsequent impairment charges and equity in the earnings (losses) of the investee through September 18, 2014) was approximately $38 million.
The following table presents unaudited condensed financial information of ERI and Eldorado for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net operating revenues	$167,451	$57,030
Operating income	$12,084	$1,552
Net income	$(6,164)	$(2,333)
5. Investment in Mesquite
Mesquite is engaged in the hotel casino industry in Mesquite, Nevada through its wholly owned subsidiaries C & HRV, LLC (doing business as Virgin River Hotel/Casino/Bingo) and VRCC, LLC and its wholly owned subsidiaries, 5.47 RBI, LLC and RBG, LLC (doing business as CasaBlanca Resort/Casino/Golf/Spa), and its wholly owned subsidiary, CasaBlanca Resorts, LLC (doing business as the Oasis Resort and Casino prior to the demolition of the Oasis Resort and Casino in 2013) and its wholly owned subsidiaries, Oasis Interval Ownership, LLC, Oasis Interval Management, LLC and Oasis Recreational Properties, Inc.
On August 1, 2011, the Company, through AcquisitionCo, acquired the Mesquite Interest in exchange for $8,222,222 in cash that was contributed to the Company by the Newport Funds in July 2011.
The following table presents unaudited condensed financial information of Mesquite for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net operating revenues	$28,294,000	$26,476,000
Operating income	$5,389,000	$3,166,000
Net income	$4,392,000	$2,201,000
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
The terms of the loan provided for the payment by Mesquite to each lender, including Blocker, of interest on the unpaid principal amount owed to such lender at the rate of 7% per annum over the period from August 22, 2013 to January 2, 2015, and provides for payment at the rate of 8% per annum thereafter. During the term of the loan, interest is payable in cash, in arrears, monthly on the first day of each month. The principal amount of the loan, along with any accrued and unpaid interest, becomes due and payable on February 21, 2020. The indebtedness may, at the option of Mesquite, be prepaid in whole or in part, at any time without penalty, and repayment of the indebtedness may be accelerated upon the occurrence of an event of default, in accordance with the terms of the Credit Agreement.
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
At May 31, 2015 and February 28, 2015, the Company owed $3,760,750 and $3,687,854, respectively, to the Newport Funds for expenses paid on the Company’s behalf since inception of the Company. The Newport Funds have agreed not to demand repayment through March 1, 2017. Accordingly, the amount of this payable is reflected as a non-current liability at May 31, 2015 and February 28, 2015.
8. Income Taxes
Blocker, a wholly owned subsidiary of NGA, has elected to be taxed as a corporation. Accordingly, equity in the flow-through earnings of Mesquite (and Eldorado through September 18, 2014), realized gains on available-for-sale securities, interest income from the Credit Agreement, and interest expense on intercompany borrowings received from Holdco to fund a portion of the Credit Agreement are taxed to Blocker. NGA recognizes interest income on intercompany loans to Blocker and incurs certain costs, primarily associated with being a public company, including professional and other fees, which, for tax purposes, flow through to its members. The Company's deferred tax assets consist primarily of impairment charges related to its investments in ERI and Mesquite and, because realization is not considered more likely than not, the Company has recorded a valuation allowance of 100%. For these reasons, the Company’s effective tax rates for the periods presented are different than the statutory federal rate of 35%.
In assessing the realizability of the deferred tax assets, management considers whether future taxable income will be sufficient during the periods in which those temporary differences reverse. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. The Company has recorded a valuation allowance of 100% of its net deferred tax assets as of May 31, 2015 and February 28, 2015, though subsequent to February 28, 2015, the estimated fair value of the Company's available-for-sale securities has appreciated substantially. If the ERI shares were unrestricted and had been sold as of May 31, 2015, most of the related deferred tax asset could have been realized. However, the Company is restricted from disposing of the investment, has no immediate plans to sell its investment, and the trading value of ERI's shares is subject to potentially significant daily changes in value. Accordingly, management believes there is insufficient information to reduce the valuation allowance at this time.
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

10. Subsequent Events
On July 7, 2015, Eldorado Limited Liability Company (“ELLC”), an approximately 96%-owned subsidiary of ERI and the owner of a 50% membership interest in the Silver Legacy Joint Venture, and Circus Circus Casinos, Inc. and Galleon, Inc., subsidiaries of MGM Resorts International, entered into a purchase and sale agreement (the “ERI Purchase Agreement”) with respect to ERI's acquisition of (i) all of the assets and properties of Circus Circus Reno and (ii) the 50% membership interest in the Silver Legacy Joint Venture owned by Galleon, Inc. (collectively, the “Circus Reno/Silver Legacy Purchase”). ERI has unconditionally guaranteed the purchasers’ obligations under the ERI Purchase Agreement. ERI currently has an indirect 48.1% interest in the Silver Legacy Joint Venture.  In connection with the consummation of the Circus Reno/Silver Legacy Purchase, ERI also expects to acquire the 1.9% indirect interest in the Silver Legacy Joint Venture held by certain affiliates of ERI.  Following the consummation of the foregoing transactions, the Silver Legacy Joint Venture will be a wholly owned indirect subsidiary of ERI.
The proposed purchase price is $72.5 million, subject to a customary working capital adjustment, and the assumption of amounts outstanding under the Silver Legacy Joint Venture credit facility, of which approximately $60 million was outstanding at March 31, 2015 on a net basis.  ERI will deposit $3 million in escrow, which it will surrender in the event the proposed acquisitions fail to close for reasons other than a breach by Circus Circus Casinos, Inc. or Galleon, Inc.  The balance of the purchase price will be payable in cash at the closing.  The Circus Reno/Silver Legacy Purchase is not subject to a financing condition and ERI does not have a financing commitment to fund the acquisition.  The consummation of the transactions contemplated is subject to the satisfaction of certain conditions, including the approval of various gaming authorities.  The Circus Reno/Silver Legacy transaction is expected to be consummated by the end of 2015, but there can be no assurance that the proposed acquisition will be consummated or as to the date by which the proposed acquisition will be consummated. The Company is unable to determine at this time the impact on the Company if the transactions contemplated by the Circus Circus/Silver Legacy Purchase are consummated.
In addition, ERI is undertaking a series of transactions to refinance its outstanding indebtedness. On July 13, 2015, ERI announced that it has commenced cash tender offer and consent solicitations for any and all of the $168.0 million in aggregate principal amount of outstanding 8.625% Senior Secured Notes due 2019 issued by ERI's wholly owned subsidiaries Eldorado Resorts LLC and Eldorado Capital Corp. (the "Eldorado Notes") and for any and all of the $560.7 million in aggregate principal amount of outstanding 11.50% Senior Secured Second Lien Notes due 2019 issued by ERI's wholly owned subsidiary MTR Gaming Group, Inc. (the "MTR Notes" and, together with the Eldorado Notes, the "ERI Notes"). Subsequently, on July 14, 2015, ERI filed a registration statement relating to a proposed common stock offering with a maximum aggregate offering price of $80 million, excluding the exercise of any overallotment option. ERI intends to use the net proceeds of the offering, together with borrowings under a proposed new $425 million term loan facility, proceeds from the sale of new senior notes, borrowings under ERI's proposed new $150 million revolving credit facility and cash on hand, to (i) purchase or otherwise redeem all of the outstanding ERI Notes (ii) pay the purchase price for the Circus Reno/Silver Legacy Purchase and repay all amounts outstanding under the current Silver Legacy Joint Venture credit facility, and (iii) pay fees and costs associated with such transactions. There can be no assurance that the refinancing transactions will be consummated or, if they are, as to the terms upon which they are ultimately consummated. The Company is unable to determine at this time the impact on the Company if the proposed refinancing of ERI's outstanding indebtedness is successfully concluded.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read in conjunction with the consolidated financial statements included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended February 28, 2015, as filed with the United States Securities and Exchange Commission ("SEC").
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
The Company’s activities consist solely of holding substantial, non-controlling, equity interests in gaming enterprises and a related loan to one of the enterprises. See Note 3 of the Notes to Consolidated Financial Statements included in this report for information about ownership and management of the Company.
The Company's holdings include a 40% equity interest in Mesquite Gaming LLC (“Mesquite”), a loan to Mesquite, and publicly-traded shares of common stock of Eldorado Resorts, Inc. (“ERI,” formerly known as Eclair Holdings Company) that are currently subject to trade restrictions, representing approximately 8.6% of ERI's outstanding common shares.
The Company’s investment in ERI was acquired September 19, 2014, pursuant to a merger agreement between MTR Gaming, Inc. ("MTR") and Eldorado HoldCo LLC (“Eldorado”), a previously unconsolidated investee of the Company in which the Company held an approximate 17.0359% equity interest (the "ERI Merger").
ERI currently owns and operates (1) the Eldorado Hotel & Casino located in Reno, Nevada, (2) Eldorado Resort Casino Shreveport located in Shreveport, Louisiana, (3) Scioto Downs Racino located in Columbus, Ohio, (4) Mountaineer Casino

Racetrack & Resort located in Chester, West Virginia, and (5) Presque Isle Downs & Casino located in Erie, Pennsylvania, and owns an approximate 96% interest in an entity which owns a 50% interest in a joint venture that owns and operates the Silver Legacy Resort Casino (which is seamlessly connected to the Eldorado Hotel & Casino and Circus Circus Reno). The six properties contain a combined 3,300 hotel rooms, 240 table games, 40 restaurants, and approximately 7,800 slot machines and 2,150 video lottery terminals. On July 7, 2015, ERI and MGM Resorts International (“MGM”) announced that they have entered into a definitive agreement for ERI to acquire MGM’s 50% interest in the Silver Legacy Resort Casino Reno, as well as all of the assets of Circus Circus Reno (Note 10).
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
On August 22, 2013, the Company (through Blocker) loaned $14 million to Mesquite under a Second Lien Credit Agreement, dated as of August 22, 2013 (the “Credit Agreement”), pursuant to which Mesquite borrowed a total of $35 million from the Company and other lenders not affiliated with the Company for the purpose of refinancing a portion of its then existing indebtedness utilizing the proceeds from the borrowings under the Credit Agreement. Each of the other lenders under the Credit Agreement, consisting of limited liability companies and trusts, has an ownership interest in Mesquite or has one or more members or beneficiaries who hold an ownership interest in Mesquite. The repayment of the indebtedness outstanding under the Credit Agreement is secured by a second lien on substantially all of Mesquite’s real property, including that relating to its Casablanca Resort & Casino, its Virgin River Hotel and Casino, and real estate on which another hotel & casino was situated prior to its demolition in 2013, each located in Mesquite, Nevada. The indebtedness outstanding under the Credit Agreement may, at the option of Mesquite, be prepaid in whole or in part, at any time without penalty, and repayment of the indebtedness may be accelerated upon the occurrence of an event of default, in accordance with the terms of the Credit Agreement.
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
Three Months Ended May 31, 2015 Compared to the Three Months Ended May 31, 2014
For the three months ended May 31, 2015, the Company’s equity in the net loss of its unconsolidated investees was approximately $1.8 million, compared to approximately $0.5 million for the corresponding period of 2014. Equity in the earnings of Mesquite increased approximately $0.9 million, while there was no equity in the earnings of Eldorado during the current period (See Note 2) compared to a $0.4 million loss during the prior quarter. Professional fees and other expenses incurred by the Company during the quarter were consistent with those incurred during the same period in 2014.
Other comprehensive income increased approximately $14.3 million during the quarter as a result of adjusting the carrying value of the ERI shares to fair value based on trading activity.
Operational highlights for Mesquite for the three months ended March 31, 2015 included net revenues of approximately $28.3 million, operating expenses of approximately $22.9 million, and interest expense of approximately $1.0 million. Net income for the quarter was approximately $4.4 million, compared with net income of approximately $2.2 million for the corresponding period of 2014. The year over year increase in net income of approximately $2.2 million was due primarily to a $1.8 million increase in net operating revenues and a $0.4 million decrease in operating expenses.
ERI's operating results for the three months ended March 31, 2015 includes those of the previous MTR Gaming properties, while the results for the prior period include only those of Eldorado. Operational highlights for ERI for the three months ended March 31, 2015 included net revenues of approximately $167.5 million, operating income of approximately $12.1 million, and interest expense of approximately $17.2 million. The net loss for the quarter was approximately $6.2 million, compared with a net loss of approximately $2.3 million for the corresponding period of 2014. The year over year increase in net loss of approximately $3.8 million was due primarily to a $13.3 million increase in interest expense, along with increases in net operating revenues and operating expenses as illustrated in the following tables.
The following table highlights the results of ERI's and Eldorado's operations for the three months ended March 31, 2015 and 2014, respectively:

	2015	2014	Percent Increase (Decrease)
Net operating revenues	$167,451	$57,030	193.6%
Operating expenses	154,766	53,726	188.1%
Equity in losses of unconsolidated affiliates	(518)	(380)	(36.3)%
Operating income	12,084	1,552	678.6%
Net loss	$(6,164)	$(2,333)	(164.2)%
ERI's Net Operating Revenues.    MTR Gaming contributed $109.1 million of net operating revenues for the three months ended March 31, 2015, consisting primarily of casino revenues. Including the incremental MTR Gaming revenues, net operating revenues increased 193.6% for the three months ended March 31, 2015 compared to the same prior year period. Excluding incremental MTR Gaming revenues, consolidated net operating revenues increased 2.4% for the three months ended March 31, 2015 compared to the same prior year period primarily due to improvements in casino revenues at both Eldorado Reno and Eldorado Shreveport.
ERI's Operating Income and Net Loss.    Consolidated operating income and net loss includes operating income and a net loss of $8.5 million and $7.8 million, respectively, attributable to MTR Gaming for the three months ended March 31, 2015. Excluding operating income attributable to MTR Gaming, consolidated operating income increased $2.0 million during the three months ended March 31, 2015 compared to the same prior year period and was favorably impacted by the absence of acquisition charges and improved operating margins at Eldorado Reno.

The following table highlights ERI’s and Eldorado's sources of net operating revenues for the three months ended March 31, 2015 and 2014, respectively (dollars in thousands):

	Three Months Ended March 31,
	2015		2014	Percent Increase (Decrease)
Casino:
Eldorado Reno	$14,429		$12,866	(1.7)%
Eldorado Shreveport	31,924		31,803	(4.8)%
MTR Gaming	101,309		—	100.0%
	147,662		44,669	55.3%

Pari-mutuel commissions-MTR Gaming	1,205		—	100.0%

Food and beverage:
Eldorado Reno	7,665		7,866	(2.4)%
Eldorado Shreveport	6,800		6,481	(2.4)%
MTR Gaming	7,717		—	100.0%
	22,182		14,347	12.7%
	—	—	—
Hotel:
Eldorado Reno	3,802		3,755	(0.8)%
Eldorado Shreveport	2,084		2,132	(1.7)%
MTR Gaming	1,148		—	100.0%
	7,034		5,887	4.0%
	—	—	—
Other:
Eldorado Reno	1,480		1,391	(12.5)%
Eldorado Shreveport	782		789	(8.1)%
MTR Gaming	2,464		—	100.0%
	4,726		2,180	27.1%
	—	—	—
Promotional allowances:
Eldorado Reno	(3,623)		(3,462)	0.9%
Eldorado Shreveport	(6,956)		(6,591)	(2.5)%
MTR Gaming	(4,779)		—	(100.0)%
	(15,358)		(10,053)	12.5%

Net operating revenues	$167,451		$57,030
Liquidity and Capital Resources
The Company expects to incur during the remainder of fiscal year 2015 approximately $0.1 million in costs associated with the Company’s ownership of its equity interests in ERI and Mesquite. All costs incurred are expected to be funded by the Newport Funds. Thus, management believes the Company has access to the resources needed to fund its operations and commitments during the remainder of fiscal year 2015. The Company has no current plans to make any additional investments.
Events That May Impact Future Results
On July 7, 2015, ERI and MGM announced that they have entered into a definitive agreement for ERI to acquire MGM’s 50% interest in the Silver Legacy Resort Casino Reno, as well as all of the assets of Circus Circus Reno, for total consideration of $72.5 million cash, subject to a working capital adjustment (the “Circus Reno/Silver Legacy Purchase”).  In addition, ERI expects that it will repay amounts outstanding under the Silver Legacy credit facility, of which approximately $60 million was outstanding at March 31, 2015 on a net debt basis.  ERI and its affiliates already own the other 50 percent interest in Silver Legacy.  The acquisitions are not subject to a financing condition and the purchase price and repayment of the Silver Legacy credit facility are expected to be funded by Eldorado through cash on hand and future capital market or financing transactions.
On July 13, 2015, ERI announced that it has commenced cash tender offer and consent solicitations for any and all of the $168.0 million in aggregate principal amount of outstanding 8.625% Senior Secured Notes due 2019 issued by ERI's wholly owned subsidiaries Eldorado Resorts LLC and Eldorado Capital Corp. and for any and all of the $560.7 million in aggregate principal amount of outstanding 11.50% Senior Secured Second Lien Notes due 2019 issued by ERI's wholly owned subsidiary MTR Gaming Group, Inc (the "ERI Tender Offers").
The Company believes that the consummations of the Circus Reno/Silver Legacy Purchase and the ERI Tender Offers are likely to impact the Company’s future financial performance. However, the nature and extent of any such impact will depend on numerous factors that are beyond the control of the Company. Accordingly, the Company is unable to determine at this time the nature or extend to which its future financial performance may be affected by the consummations of the Circus Reno/Silver Legacy Purchase or the ERI Tender Offers.
Critical Accounting Estimates and Policies
A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended February 28, 2015. There have been no material changes to those policies during the three months ended May 31, 2015.
Recently Issued Accounting Standards
No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our future financial position, results of operations, or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was performed by management, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective as of May 31, 2015.
Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting. Based on that evaluation, there have been no changes in our internal control over financial reporting during the three month period ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

NGA HOLDCO, LLC

Date: July 15, 2015	By:	/S/ TIMOTHY T. JANSZEN
Timothy T. Janszen Operating Manager (Principal Executive Officer)

Date: July 15, 2015	By:	/S/ ROGER A. MAY
Roger A. May Manager (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from NGA Holdco, LLC's Quarterly Report on Form 10-Q for the three months ended May 31, 2015, filed with the Securities and Exchange Commission on July 15, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at May 31, 2015 and February 28, 2015; (ii) the Consolidated Statements of Operations for the three months ended May 31, 2015 and 2014; (iii) the Consolidated Statements of Cash Flows for the three months ended May 31, 2015 and 2014; and (iv) the Notes to Consolidated Financial Statements.