Form 10-Q
period 2015-08-31
NGA Holdco, LLC
filed 2015-10-15
CIK 1405621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2015
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

NGA HOLDCO, LLC
FORM 10-Q

Forward-Looking Statements
In addition to historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Notes to Consolidated Financial Statements of NGA Holdco, LLC included in Part I. Item 1. of this report. When used in this report, the words “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” “seeks,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements in this report after the date hereof. You should carefully review the information in this Form10-Q and the previously filed Form 10-K for the year ended February 28, 2015, and the information included from time to time in our future reports filed with the Securities and Exchange Commission.
PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
NGA HOLDCO, LLC
CONSOLIDATED BALANCE SHEETS

	August 31, 2015	February 28, 2015
	(Unaudited)
ASSETS
Current assets, consisting of cash	$5,272,392	$4,306,170
Other assets:
Marketable securities, Eldorado Resorts, Inc.	37,966,744	18,540,023
Investment in Mesquite	6,277,222	4,282,422
Note receivable, Mesquite	14,000,000	14,000,000
Due from the Newport Funds	5,179,772	5,179,772
	$68,696,130	$46,308,387
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$—	$1,712
Income taxes payable	733,446	—
	733,446	1,712
Due to the Newport Funds	3,846,138	3,687,854
	4,579,584	3,689,566
Members’ equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	57,544,874	57,544,874
Accumulated other comprehensive income (loss)	14,229,635	(5,197,086)
Accumulated deficit	(7,661,769)	(9,732,773)
	64,116,546	42,618,821
	$68,696,130	$46,308,387
See notes to consolidated financial statements.

NGA HOLDCO, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2015	2014	2015	2014
Interest income	$260,167	$250,445	$566,222	$487,278
Equity in net income of unconsolidated investees	638,000	760,872	2,394,800	1,216,721
Professional fees and other expenses	(44,279)	(39,737)	(156,572)	(145,076)
Income before income taxes	853,888	971,580	2,804,450	1,558,923
Income taxes	(733,446)	(198,451)	(733,446)	(337,384)
Net income	120,442	773,129	2,071,004	1,221,539
Equity in other comprehensive loss of unconsolidated investee	—	(18,910)	—	(18,910)
Unrealized gain on available-for-sale securities	5,078,354	—	19,426,721	—
Comprehensive income	$5,198,796	$754,219	$21,497,725	$1,202,629

See notes to consolidated financial statements.

NGA HOLDCO, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	August 31,
	2015	2014
Operating activities:
Net income	$2,071,004	$1,221,539
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of unconsolidated equity method investees	(2,394,800)	(1,216,721)
Increase (decrease) in accounts payable and accrued expenses	(1,712)	5,041
Increase in income taxes payable	733,446	337,384
Net cash provided by operating activities	407,938	347,243

Investing activities:
Distributions received from equity investment in Mesquite	400,000	269,000

Financing activities:
Advances received from the Newport Funds	158,284	140,035

Net increase in cash	966,222	756,278

Cash, beginning of period	4,306,170	1,683,837

Cash, end of period	$5,272,392	$2,440,115
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
The Company has had no revenue generating business since inception. The Company's operations consist primarily of gaming industry related investments including its holding, through AcquisitionCo, of a 40% equity interest (the “Mesquite Interest”) in Mesquite Gaming LLC, a Nevada limited liability company (“Mesquite”), a loan to Mesquite, and ownership of 4,030,440 trading-restricted shares of Eldorado Resorts, Inc. ("ERI," formerly known as Eclair Holdings Company) common stock, $0.00001 par value, representing an approximate 8.6% ownership interest in ERI (the "ERI shares"). The ERI shares were acquired September 19, 2014, upon consummation of a merger between MTR Gaming, Inc. ("MTR") and Eldorado Holdco, LLC ("Eldorado"), a previously unconsolidated investee of the Company in which the Company held an approximate 17.0359% equity interest (the "ERI Merger").
ERI currently owns and operates (1) the Eldorado Hotel & Casino located in Reno, Nevada, (2) the Eldorado Resort Casino Shreveport located in Shreveport, Louisiana, (3) Scioto Downs Racino located in Columbus, Ohio, (4) Mountaineer Casino Racetrack & Resort located in Chester, West Virginia, and (5) Presque Isle Downs & Casino located in Erie, Pennsylvania, and owns an approximate 96% interest in an entity which owns a 50% interest in a joint venture that owns and operates the Silver Legacy Resort Casino (which is seamlessly connected to the Eldorado Hotel & Casino). On July 7, 2015, ERI and MGM Resorts International (“MGM”) announced that they had entered into a definitive agreement for ERI to acquire MGM’s 50% interest in the Silver Legacy Resort Casino Reno, as well as all of the assets of Circus Circus Reno (Note 4).
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
The Mesquite Interest was acquired August 1, 2011 (the “Mesquite Acquisition”), in exchange for $8,222,222 in cash, of which $7,222,222 and $1,000,000 were contributed to the Company by NGOF and Newport Global Credit Fund (“NGCF,” and collectively with NGOF, the “Newport Funds”), respectively. Mesquite is engaged in the casino resort industry in Mesquite, Nevada through wholly owned subsidiaries that own and operate the CasaBlanca Resort/Casino/Golf/Spa, the Virgin River Hotel/Casino/Bingo, two championship golf courses, a full-service spa, a bowling center, a gun club, restaurants, and banquet and conference facilities. Mesquite also owns additional real estate in Mesquite, Nevada on which another hotel and casino was located prior to its demolition in 2013.
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
Concentrations and economic uncertainties
NGA and its consolidated subsidiaries expect to be economically dependent upon relatively few investments in the gaming industry. From December 2007 through June 2009, the United States experienced a recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational, construction and real estate market activities and general discretionary consumer spending. Although capital market activity and liquidity are reported to have improved, the recovery from this recessionary period is fragile and there can be no assurance that the Company’s business and that of its investees, which have been severely affected by the downturn, will fully recover to pre-recession levels. In addition, the Company carries cash on deposit with financial institutions substantially in excess of federally-insured limits. The extent of loss, if any, that might be incurred as a result of uninsured deposits in the event of a future failure of a bank or other financial institutions is not subject to estimation.
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
The Company's investment in Mesquite is accounted for using the equity method of accounting as was its investment in Eldorado until the ERI Merger on September 19, 2014. Commencing September 19, 2014, the ERI shares received in the ERI Merger are classified, and accounted for, as available-for-sale securities and are carried at estimated fair value based on trading activity (Level 1 inputs as defined by GAAP). Realized gains and losses (if any) on the ERI shares are included in net income, while unrealized gains and losses are included in the Company's consolidated statements of operations as a component of other comprehensive income. The Company recognizes equity in the net income (loss) and other comprehensive income (loss) of its unconsolidated investees accounted for using the equity method on a calendar year basis. For example, the Company’s net income for the six months ended August 31, 2015 includes equity in the net income of Mesquite for the six months ended June 30, 2015. Accordingly, except for the ERI shares and otherwise as required by GAAP and disclosed herein, the Company measures all of its assets and liabilities on the historical cost basis.
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
In determining whether the carrying value of the Company’s investment in Mesquite is more than its estimated fair value, a discounted cash flow approach to value is used and is based on Level 3 inputs as defined by GAAP. The Company’s valuation model incorporates an estimated weighted-average cost of capital (effectively, a discount rate) and terminal value multiples that are used by market participants. The estimated weighted-average cost of capital is based on the risk-free interest rate at the time, adjusted for specific risk factors. The Company also considers the metrics of specific business transactions that may be comparable to varying degrees. The weight assigned to these approaches to value in the Company’s impairment evaluation may vary from period to period depending upon evolving events. Forecasted prospective financial information used in the model is based on management’s expected course of action. Sensitivity analyses are also performed related to key assumptions used, including possible variations in the weighted-average cost of capital and terminal value multiples, among others.
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
4. Marketable Securities, Eldorado Resorts, Inc.
Effective September 19, 2014, as a result of the ERI Merger, the Company’s previous interest in Eldorado was converted into 4,030,440 shares of ERI common stock, $0.00001 par value, including post-closing adjustments, representing approximately 8.6% of such shares then outstanding. Upon conversion, the fair market value of the ERI shares, based on then current trading activity, was approximately $7.1 million less than the carrying value of the Eldorado Interest prior to the ERI Merger, resulting in a write down of the Company's investment and a charge to other comprehensive loss for an unrealized holding loss. Subsequently through August 31, 2015, additional adjustments to carrying value of the ERI shares based on trading activity have resulted in an unrealized holding gain of approximately $21.3 million ($19.4 million during the six months ended August 31, 2015).
Through the date of this filing, the estimated fair value of the ERI common shares based on trading activity has not changed materially from the carrying value as of August 31, 2015.
The original cost of the Company’s investment in Eldorado in 2007 (prior to subsequent impairment charges and equity in the earnings (losses) of the investee through September 18, 2014) was approximately $38 million.
The following table presents unaudited condensed financial information of ERI and Eldorado for the three and six months ended June 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net operating revenues	$182,633	$61,749	$350,084	$118,779
Operating income	$23,059	$6,775	$35,143	$8,327
Net income (loss)	$4,795	$2,909	$(1,369)	$576
Recent events involving ERI include, among others, the following:

•
On July 7, 2015, certain of ERI's subsidiaries entered into an agreement to purchase from subsidiaries of MGM Resorts International (1) a 50% membership interest in the joint venture that owns and operates the Silver Legacy which would increase ERI’s total interest to approximately 98.1% and (2) all of the assets and properties of Circus Circus Reno. ERI also expects to acquire the remaining 1.9% indirect interest in the Silver Legacy joint venture held by certain affiliates of ERI. The purchase price is $72.5 million, subject to a customary working capital adjustment, plus the assumption of amounts outstanding under the joint venture’s credit facility, of which approximately $82.0 million was outstanding at June 30, 2015.

•
On July 13, 2015, ERI commenced a cash tender offer and consent solicitations for any and all of the $168.0 million principal amount of 8.625% Senior Secured Notes due 2019 issued by ERI's wholly owned subsidiaries, Eldorado Resorts, LLC and Eldorado Capital Corp. (the "Eldorado Notes") and for any and all of the $560.7 million principal amount of 11.50% Senior Secured Second Lien Notes due 2019 issued by ERI's wholly owned subsidiary, MTR Gaming Group, Inc. (the "MTR Notes"). The total consideration offered in the tender offer was $1,047.92 per $1,000 principal amount of the Eldorado Notes tendered and accepted for purchase and $1,066.39 per $1,000 principal amount of MTR Notes tendered and accepted for purchase, which included $30 per $1,000 in principal amount of Eldorado Notes and MTR Notes. According to ERI’s public disclosure, the tender offer was consummated on July 23, 2015, and approximately $130.0 million in aggregate principal amount of Eldorado Notes and $403.9 million in aggregate principal amount of MTR Notes were accepted for purchase, with the Eldorado Notes and MTR Notes that remained outstanding following the consummation of the tender offer being satisfied and discharged pursuant to the terms of the indentures governing those notes.

•
On July 14, 2015, ERI filed a registration statement relating to a proposed common stock offering with a maximum aggregate offering price of $80 million, excluding the exercise of any overallotment option. ERI intends to use the net proceeds of the offering, together with proposed new borrowings ($425 million term loan and a $150 million revolving credit line), proceeds from the sale of new senior notes, and cash on hand, to (1) purchase or otherwise redeem all of the outstanding ERI Notes (2) pay the purchase price for the Circus Reno/Silver Legacy proposed acquisition and repay all amounts outstanding under the current Silver Legacy credit facility, and (3) pay fees and costs associated with such transactions.

•
On July 23, 2015, ERI entered into a new $425 million seven-year term loan (the "New ERI Term Loan") and a new $150 million five-year revolving credit facility (the "New ERI Revolving Credit Facility" and, together with the New ERI Term Loan, the “New ERI Credit Facility”). Also on July 23, 2015, ERI incurred $40 million of borrowings under the New ERI Revolving Credit Facility. The New ERI Term Loan will bear interest at a rate per annum of, at ERI’s option, either (x) LIBOR plus 3.25%, with a LIBOR floor of 1.0%, or (y) a base rate plus 2.25%, and will have an issue price of 99.5% of the principal amount of the New ERI Term Loan. The New ERI Revolving Credit Facility will bear interest at a rate per annum of, at ERI’s option, either (x) LIBOR plus a spread ranging from 2.5% to 3.25%, or (y) a base rate plus a spread ranging from 1.5% to 2.25%, in each case with the spread determined based on ERI’s total leverage ratio. Additionally, ERI will be subject to fees on the unused portion of the New ERI Revolving Credit Facility. The New ERI Credit Facility is secured by substantially all of ERI’s personal property assets and substantially all personal property assets of each subsidiary that guaranties the New ERI Credit Facility (other than certain subsidiary guarantors designated as immaterial or restricted subsidiaries), and mortgages on the real property and improvements owned or leased by ERI or a guarantor.

•
On July 23, 2015, ERI issued $375.0 million in aggregate principal amount of 7.0% Senior Notes due 2023 (the “New ERI Notes”) pursuant to an indenture, dated as of July 23, 2015 (the “Indenture”), at an issue price equal to 100.0% of the aggregate principal amount of the New ERI Notes. The New ERI Notes are guaranteed by all of ERI’s direct and indirect restricted subsidiaries other than immaterial subsidiaries. According to the public statements of ERI, it has used or will use the net proceeds from the New ERI Notes offering together with borrowings under the New ERI Term Loan and the New ERI Revolving Credit Facility to (i) purchase or otherwise redeem all of the outstanding Eldorado Notes and all of the outstanding MTR Notes, (ii) pay a portion of the purchase price for the Circus Reno/Silver Legacy Purchase and repay all amounts outstanding under the Silver Legacy Joint Venture credit facility, and (iii) pay fees and costs associated with such transactions. According to ERI’s public disclosure, $50.0 million of the net proceeds from the New ERI Notes offering, plus interest to the latest possible redemption date, were placed in escrow, to be released only if the Circus Reno/Silver Legacy Purchase is consummated on or prior to April 1, 2016; otherwise, $50.0 million in aggregate principal amount of the New ERI Notes will be subject to a special mandatory redemption, on a pro rata basis, at a redemption price equal to 100.0% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date.

Management believes that ERI’s future consummation or failure to consummate the Circus Reno/Silver Legacy acquisition and / or its contemplated debt refinancing are likely to significantly impact the Company’s future financial performance. However, the nature and extent of any such impact will depend on numerous factors that are beyond the control of the Company. Accordingly, management is unable to determine at this time the nature or extend to which the Company’s future financial performance may be affected by these future events.
5. Investment in Mesquite

Mesquite is engaged in the hotel casino industry in Mesquite, Nevada through its wholly owned subsidiaries C & HRV, LLC (doing business as Virgin River Hotel/Casino/Bingo), VRCC, LLC and its wholly owned subsidiaries, 5.47 RBI, LLC and RBG, LLC (doing business as CasaBlanca Resort/Casino/Golf/Spa), and its wholly owned subsidiary, CasaBlanca Resorts, LLC (doing business as the Oasis Resort and Casino prior to the demolition of the Oasis Resort and Casino in 2013) and its wholly owned subsidiaries, Oasis Interval Ownership, LLC, Oasis Interval Management, LLC and Oasis Recreational Properties, Inc.
On August 1, 2011, the Company, through AcquisitionCo, acquired the Mesquite Interest in exchange for $8,222,222 in cash that was contributed to the Company by the Newport Funds in July 2011.
The following table presents unaudited condensed financial information of Mesquite for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net operating revenues	$25,195	$24,332	$53,489	$50,808
Operating income	$2,612	$1,842	$8,001	$5,008
Net income	$1,595	$731	$5,987	$2,932
6. Note Receivable, Mesquite
On August 22, 2013, the Company, through Blocker, loaned $14 million to Mesquite under a Second Lien Credit Agreement, dated as of August 22, 2013 (the “Credit Agreement”), pursuant to which Mesquite borrowed a total of $35 million from the Company and other lenders not affiliated with the Company for the purpose of refinancing a portion of its existing indebtedness. Each of the other lenders, consisting of limited liability companies and trusts, has an ownership interest in Mesquite or has one or more members or beneficiaries who hold an ownership interest in Mesquite. The repayment of the indebtedness outstanding under the Credit Agreement is secured by a second lien on substantially all of Mesquite’s real property, including that relating to its Casablanca Resort & Casino, its Virgin River Hotel and Casino, and real estate on which another hotel and casino was situated prior to its demolition in 2013, each located in Mesquite, Nevada.
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
7. Transactions with the Newport Funds
In 2007, NGOF received on behalf of (but did not remit to) the Company $5,118,172 of interest on mortgage bonds exchanged for the Eldorado Interest and $61,600 of preferred dividends, which amounts are reflected in the accompanying balance sheets as due from the Newport Funds. There is no formal agreement outlining the settlement of this receivable (and the payable discussed in the following paragraph) and, accordingly, the receivable is reflected as a non-current asset.
At August 31, 2015 and February 28, 2015, the Company owed 3,846,138 and $3,687,854, respectively, to the Newport Funds for expenses paid on the Company’s behalf since inception of the Company. The Newport Funds have agreed not to demand repayment through March 1, 2017. Accordingly, the amount of this payable is reflected as a non-current liability at August 31, 2015 and February 28, 2015.
8. Income Taxes
Blocker, a wholly owned subsidiary of NGA, has elected to be taxed as a corporation. Accordingly, equity in the flow-through earnings of Mesquite (and Eldorado through September 18, 2014), realized gains on available-for-sale securities, interest income from the Credit Agreement, and interest expense on intercompany borrowings received from Holdco to fund a portion of the Credit Agreement are taxed to Blocker. NGA recognizes interest income on intercompany loans to Blocker and incurs certain costs, primarily associated with being a public company, including professional and other fees, which, for tax purposes, flow through to its members. The Company's deferred tax assets consist primarily of impairment charges related to its investment in ERI and, because realization is not considered more likely than not, the Company has recorded a valuation allowance of 100%. For these reasons, the Company’s effective tax rates for the periods presented are different than the statutory federal rate of 35%.
In assessing the realizability of the deferred tax assets, management considers whether future taxable income will be sufficient during the periods in which those temporary differences reverse. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. The Company has recorded a valuation allowance of 100% of its net deferred tax assets as of August 31, 2015 and February 28, 2015, though subsequent to February 28, 2015, the estimated fair value of the Company's available-for-sale securities has appreciated substantially. If the ERI shares were unrestricted and had been sold as of August 31, 2015, most of the related deferred tax asset could have been realized. However, the Company is restricted from disposing of the investment, has no immediate plans to sell its investment, and the trading value of ERI's shares is subject to potentially significant daily changes in value. Accordingly, management believes there is insufficient information to reduce the valuation allowance at this time.
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
ERI currently, through wholly owned subsidiaries, owns and operates (1) the Eldorado Hotel & Casino located in Reno, Nevada, (2) Eldorado Resort Casino Shreveport located in Shreveport, Louisiana, (3) Scioto Downs Racino located in Columbus, Ohio, (4) Mountaineer Casino Racetrack & Resort located in Chester, West Virginia, and (5) Presque Isle Downs & Casino located in Erie, Pennsylvania. ERI also owns a 48.1% interest in Circus and Eldorado Joint Venture, LLC, which owns the Silver Legacy Resort Casino (which is seamlessly connected to the Eldorado Hotel & Casino and Circus Circus Reno). On July 7, 2015, ERI and MGM Resorts International (“MGM”) announced that they had entered into a definitive agreement for ERI to acquire MGM’s 50% interest in the Silver Legacy Resort Casino Reno, as well as all of the assets of Circus Circus Reno (Note 4). ERI also expects to acquire the remaining 1.9% indirect interest in the Silver Legacy joint venture held by certain affiliates of ERI.
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
On August 22, 2013, the Company (through Blocker) loaned $14 million to Mesquite under a Second Lien Credit Agreement, dated as of August 22, 2013 (the “Credit Agreement”), pursuant to which Mesquite borrowed a total of $35 million from the Company and other lenders not affiliated with the Company for the purpose of refinancing a portion of its then existing indebtedness, utilizing the proceeds from the borrowings under the Credit Agreement. Each of the other lenders under the Credit Agreement, consisting of limited liability companies and trusts, has an ownership interest in Mesquite or has one or more members or beneficiaries who hold an ownership interest in Mesquite. The repayment of the indebtedness outstanding under the Credit Agreement is secured by a second lien on substantially all of Mesquite’s real property, including that relating to its Casablanca Resort & Casino, its Virgin River Hotel and Casino, and real estate on which another hotel & casino was situated prior to its demolition in 2013, each located in Mesquite, Nevada. The indebtedness outstanding under the Credit Agreement may, at the option of Mesquite, be prepaid in whole or in part, at any time without penalty, and repayment of the indebtedness may be accelerated upon the occurrence of an event of default, in accordance with the terms of the Credit Agreement.

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
Three Months Ended August 31, 2015 Compared to the Three Months Ended August 31, 2014
For the three months ended August 31, 2015, the Company’s equity in the net income of its unconsolidated investees was approximately $0.6 million, compared to approximately $0.8 million for the corresponding period of 2014. Equity in the earnings of Mesquite increased approximately $0.3 million, while there was no equity in the earnings of Eldorado during the current period (See Note 2) compared to $0.5 million of equity in the earnings of Eldorado during the prior quarter. Professional fees and other expenses incurred by the Company during the quarter were consistent with those incurred during the same period in 2014. Income tax expense during the quarter increased approximately $0.5 million when compared to the same period in 2014 due to a year-to-date increase in equity in the net income of unconsolidated investees.
Other comprehensive income increased approximately $5.1 million during the quarter as a result of adjusting the carrying value of the ERI shares to fair value based on trading activity.
Operational highlights for Mesquite for the three months ended June 30, 2015 included net revenues of approximately $25.2 million, operating expenses of approximately $22.6 million, and interest expense of approximately $1.0 million. Net income for the quarter was approximately $1.6 million, compared with net income of approximately $0.7 million for the corresponding period of 2014. The year over year increase in net income of approximately $0.9 million was due primarily to an approximate $0.9 million increase in net operating revenues and an approximate $0.1 million decrease in operating expenses.
ERI's operating results for the three months ended June 30, 2015 include operations at the properties of MTR Gaming as well as Eldorado, while the results for the prior period include only those of Eldorado. Operational highlights for ERI for the three months ended June 30, 2015 include net revenues of approximately $182.6 million, operating income of approximately $23.1 million, and interest expense of approximately $17.2 million. Net income for the quarter ended June 30, 2015 was approximately $4.8 million, compared with net income of approximately $2.9 million for the corresponding period of 2014. The year over year increase in ERI's net income of approximately $1.9 million was due primarily to increases in net operating revenues and operating expenses as illustrated in the following tables, partially offset by a $13.4 million increase in interest expense.
The following table highlights the results of ERI's and Eldorado's operations for the three months ended June 30, 2015 and 2014, respectively:

	2015	2014	Percent Increase (Decrease)
Net operating revenues	$182,633	$61,749	195.8%
Operating expenses	160,430	56,054	186.2%
Equity in income of unconsolidated affiliates	1,106	2,161	(48.8)%
Operating income	23,059	6,775	240.4%
Net income	4,795	2,909	64.8%
ERI's Net Operating Revenues.    MTR Gaming contributed $120.8 million of net operating revenues for the three months ended June 30, 2015, consisting primarily of casino revenues. Including the incremental MTR Gaming revenues, ERI's net operating revenues increased 195.8% for the three months ended June 30, 2015 compared to the same prior year period. Excluding incremental MTR Gaming revenues, ERI's consolidated net operating revenues increased $0.1 million for the three months ended June 30, 2015 compared to the same prior year period, primarily due to increased net revenues at Eldorado Shreveport partially offset by declines in net revenues at Eldorado Reno.
ERI's Operating Income and Net Income.    ERI's consolidated operating income and net income for the three months ended June 30, 2015 includes operating income and net income of $14.0 million and $5.7 million, respectively, attributable to MTR Gaming. Excluding operating income attributable to MTR Gaming, ERI's consolidated operating income was $9.1 million and its net loss was $0.9 million for the three months ended June 30, 3015. ERI's consolidated operating income for the three months ended June 30, 2015, excluding operating income attributable to MTR Gaming, included incremental corporate costs offset by decreased acquisition charges, a decline in equity in income of unconsolidated affiliates, lower depreciation and improved operating margins at both Eldorado Reno and Eldorado Shreveport. Excluding net income attributable to MTR Gaming, the decrease in ERI's net income is primarily attributable to the provision for income taxes.
The following table highlights ERI’s and Eldorado's sources of net operating revenues for the three months ended June 30, 2015 and 2014, respectively (dollars in thousands):

	Three Months Ended June 30,
	2015		2014	Percent Increase (Decrease)
Casino:
Eldorado Reno	$16,688		$17,905	(6.8)%
Eldorado Shreveport	31,801		30,249	5.1%
MTR Gaming	108,299		—	100.0%
	156,788		48,154	225.6%

Pari-mutuel commissions-MTR Gaming	3,056		—	100.0%

Food and beverage:
Eldorado Reno	8,401		8,806	(4.6)%
Eldorado Shreveport	6,308		6,221	1.4%
MTR Gaming	8,786		—	100.0%
	23,495		15,027	56.4%
	—	—	—
Hotel:
Eldorado Reno	4,858		5,164	(5.9)%
Eldorado Shreveport	2,223		2,141	3.8%
MTR Gaming	1,363		—	100.0%
	8,444		7,305	15.6%
	—	—	—
Other:
Eldorado Reno	1,373		1,372	0.1%
Eldorado Shreveport	826		867	(4.7)%
MTR Gaming	4,374		—	100.0%
	6,573		2,239	193.6%
	—	—	—
Promotional allowances:
Eldorado Reno	(4,114)		(4,378)	(6.0)%
Eldorado Shreveport	(6,524)		(6,598)	(1.1)%
MTR Gaming	(5,085)		—	(100)%
	(15,723)		(10,976)	43.2%

Net operating revenues	$182,633		$61,749

Six Months Ended August 31, 2015 Compared to the Six Months Ended August 31, 2014
For the six months ended August 31, 2015, the Company’s equity in the net income of its unconsolidated investees was approximately $2.4 million, compared to approximately $1.2 million for the corresponding period of 2014. Equity in the earnings of Mesquite increased approximately $1.2 million, while there was no equity in the earnings of Eldorado during the current period (See Note 2) compared to $0.04 million of equity in the earnings of Eldorado during the prior year period. Professional fees and other expenses incurred by the Company during the six months ended August 31, 2015 were consistent with those incurred during the same period in 2014. Income tax expense during the quarter increased approximately $0.4 million when compared to the same period in 2014 due an increase in equity in net income of unconsolidated investees.
Other comprehensive income increased approximately $19.4 million during the six months ended June 30, 2015 as a result of adjusting the carrying value of the ERI shares to fair value based on trading activity.

Operational highlights for Mesquite for the six months ended June 30, 2015 include net revenues of approximately $53.5 million, operating expenses of approximately $45.5 million, and interest expense of approximately $2.0 million. Net income for the six months ended June 30, 2015 was approximately $6.0 million, compared with net income of approximately $2.9 million for the corresponding period of 2014. The year over year increase in net income of approximately $3.1 million was due primarily to an approximate $2.7 million increase in net operating revenues and an approximate $0.3 million decrease in operating expenses.
ERI's operating results for the six months ended June 30, 2015 includes those of the Eldorado and MTR Gaming properties, while the results for the prior year period include only those of Eldorado. Operational highlights for ERI for the six months ended June 30, 2015 included net revenues of approximately $350.1 million, operating income of approximately $35.1 million, and interest expense of approximately $34.5 million. ERI's net loss for the six months ended June 30, 2015 was approximately $1.4 million, compared with net income of approximately $0.6 million for the corresponding period of 2014. The year over year decrease in net income of approximately $1.9 million was due primarily to a $26.7 million increase in interest expense, along with increases in net operating revenues and operating expenses as illustrated in the following tables.
The following table highlights the results of ERI's and Eldorado's operations for the six months ended June 30, 2015 and 2014, respectively:

	2015	2014	Percent Increase (Decrease)
Net operating revenues	$350,084	$118,779	194.7%
Operating expenses	315,196	109,780	187.1%
Equity in income of unconsolidated affiliates	588	1,781	(67.0)%
Operating income	35,143	8,327	322.0%
Net income (loss)	(1,369)	576	(337.7)%
ERI's Net Operating Revenues.    MTR Gaming contributed $229.9 million of net operating revenues for the six months ended June 30, 2015, consisting primarily of casino revenues. Including the incremental MTR Gaming revenues, ERI's net operating revenues increased 194.7% for the six months ended June 30, 2015 compared to the same prior year period. Excluding incremental MTR Gaming revenues, ERI's consolidated net operating revenues increased 1.2% for the six months ended June 30, 2015 compared to the same prior year period primarily due to improvements in casino revenues at both Eldorado Reno and Eldorado Shreveport combined with a decrease in promotional allowances and higher non-gaming revenues at Eldorado Shreveport.
ERI's Operating Income and Net Income.    ERI's consolidated operating income and net income (loss) includes operating income and net loss of $22.5 million and $2.1 million, respectively, attributable to MTR Gaming for the six months ended June 30, 2015. Excluding operating income attributable to MTR Gaming, ERI's consolidated operating income was $12.6 million and net income was $0.7 million during the six months ended June 30, 3015. Excluding operating income attributable to MTR Gaming, ERI's consolidated operating income increased $4.3 million during the six months ended June 30, 2015 compared to the same prior year period and was favorably impacted by the decline in acquisition charges and improved operating margins at Eldorado Reno. Excluding net loss attributable to MTR Gaming, the decrease in net income is primarily attributable to the provision for income taxes.

The following table highlights ERI’s and Eldorado's sources of net operating revenues for the six months ended June 30, 2015 and 2014, respectively (dollars in thousands):

	Six Months Ended June 30,
	2015		2014	Percent Increase (Decrease)
Casino:
Eldorado Reno	$31,118		$30,771	1.1%
Eldorado Shreveport	63,724		62,052	2.7%
MTR Gaming	209,608		—	100.0%
	304,450		92,823	228%

Pari-mutuel commissions-MTR Gaming	4,261		—	100.0%

Food and beverage:
Eldorado Reno	16,066		16,672	(3.6)%
Eldorado Shreveport	13,108		12,702	3.2%
MTR Gaming	16,503		—	100.0%
	45,677		29,374	55.5%
	—	—	—
Hotel:
Eldorado Reno	8,659		8,919	(2.9)%
Eldorado Shreveport	4,308		4,273	0.8%
MTR Gaming	2,511		—	100.0%
	15,478		13,192	17.3%
	—	—	—
Other:
Eldorado Reno	2,853		2,763	3.3%
Eldorado Shreveport	1,608		1,656	(2.9)%
MTR Gaming	6,838		—	100.0%
	11,299		4,419	155.7%
	—	—	—
Promotional allowances:
Eldorado Reno	(7,737)		(7,840)	(1.3)%
Eldorado Shreveport	(13,480)		(13,189)	2.2%
MTR Gaming	(9,864)		—	100%
	(31,081)		(21,029)	47.8%

Net operating revenues	$350,084		$118,779
Liquidity and Capital Resources
The Company expects to incur during the remainder of its current fiscal year ending February 29, 2016 approximately $0.1 million in costs associated with the Company’s ownership of its equity interests in ERI and Mesquite. All costs incurred are expected to be funded by the Newport Funds. Thus, management believes the Company has access to the resources needed to fund its operations and commitments during the remainder of its current fiscal year. The Company has no current plans to make any additional investments.
Events That May Impact Future Results
On July 7, 2015, Eldorado Limited Liability Company ("ELLC"), an approximately 96%-owned subsidiary of ERI and the owner of a 50% membership interest in the Silver Legacy Joint Venture, and Circus Circus Casinos, Inc. and Galleon, Inc., subsidiaries of MGM Resorts International, entered into a purchase and sale agreement (the “ERI Purchase Agreement”) with respect to ERI's acquisition of (i) all of the assets and properties of Circus Circus Reno and (ii) the 50% membership interest in the Silver Legacy Joint Venture owned by Galleon, Inc. (collectively, the “Circus Reno/Silver Legacy Purchase”). ERI has unconditionally guaranteed the purchasers’ obligations under the ERI Purchase Agreement. As a result of its interest in ELLC, ERI currently owns an indirect 48.1% interest in the Silver Legacy Joint Venture.  In connection with the consummation of the Circus Reno/Silver Legacy Purchase, ERI expects to acquire the other 1.9% indirect interest in the Silver Legacy Joint Venture held by certain affiliates of ERI through their interests in ELLC.  According to ERI's public disclosure, following the consummation of the foregoing transactions, the Silver Legacy Joint Venture will be a wholly owned indirect subsidiary of ERI.
The proposed purchase price is $72.5 million, subject to a customary working capital adjustment, and the assumption of amounts outstanding under the Silver Legacy Joint Venture credit facility, of which approximately $82 million was outstanding at June 30, 2015. According to its public statements, ERI has deposited $3 million in escrow, which it will surrender in the event the proposed acquisitions fail to close for reasons other than a breach by Circus Circus Casinos, Inc. or Galleon, Inc.  The balance of the purchase price will be payable in cash at the closing of The Circus Reno/Silver Legacy Purchase, which is not subject to a financing condition. The consummation of the transactions contemplated is subject to the satisfaction of certain conditions, including the approval of various gaming authorities.  The Circus Reno/Silver Legacy transaction is expected to be consummated by the end of 2015, but there can be no assurance that the proposed acquisition will be consummated or, if consummated, as to the date by which the proposed acquisition will be consummated.
ERI Tender Offer. On July 13, 2015, ERI commenced a cash tender offer and consent solicitation for any and all of the $168.0 million principal amount of 8.625% Senior Secured Notes due 2019 issued by ERI’s wholly owned subsidiaries, Eldorado Resorts, LLC and Eldorado Capital Corp. (the “Eldorado Notes”) and $560.7 million principal amount of 11.50% Senior Secured Second Lien Notes due 2019 issued by ERI’s wholly owned subsidiary, MTR Gaming Group, Inc. (the “MTR Notes”). The total consideration offered in the tender offer was $1,047.92 per $1,000 principal amount of the Eldorado Notes tendered and accepted for purchase and $1,066.39 per $1,000 principal amount of MTR Notes tendered and accepted for purchase, which included $30 per $1,000 in principal amount of Eldorado Notes and MTR Notes. According to ERI’s public disclosure, the tender offer was consummated on July 23, 2015 and approximately $130.0 million in aggregate principal amount of Eldorado Notes and $403.9 million in aggregate principal amount of MTR Notes were accepted for purchase, with the Eldorado Notes and MTR Notes that remained outstanding following the consummation of the tender offer being satisfied and discharged pursuant to the terms of the indentures governing those notes.
On July 14, 2015, ERI filed a registration statement relating to a proposed common stock offering with a maximum aggregate offering price of $80 million, excluding the exercise of any overallotment option. ERI intends to use the net proceeds of the offering, together with proposed new borrowings (a $425 million term loan and a $150 million revolving credit line), proceeds from the sale of new senior notes, and cash on hand, to (1) purchase or otherwise redeem all of the outstanding ERI Notes (2) pay the purchase price for the Circus Reno/Silver Legacy proposed acquisition and repay all amounts outstanding under the current Silver Legacy credit facility, and (3) pay fees and costs associated with such transactions.
New ERI Credit Facility. On July 23, 2015, ERI entered into a new $425.0 million seven year term loan (the “New ERI Term Loan”) and new $150.0 million five year revolving credit facility (the “New ERI Revolving Credit Facility” and, together with the New ERI Term Loan, the “New ERI Credit Facility”). Also on July 23, 2015, ERI incurred $40.0 million of borrowings under the New ERI Revolving Credit Facility. The New ERI Term Loan will bear interest at a rate per annum of, at ERI’s option, either (x) LIBOR plus 3.25%, with a LIBOR floor of 1.0%, or (y) a base rate plus 2.25%, and will have an issue price of 99.5% of the principal amount of the New ERI Term Loan. The New ERI Revolving Credit Facility will bear interest at a rate per annum of, at ERI’s option, either (x) LIBOR plus a spread ranging from 2.5% to 3.25%, or (y) a base rate plus a spread ranging from 1.5% to 2.25%, in each case with the spread determined based on ERI’s total leverage ratio. Additionally, ERI will be subject to fees on the unused portion of the New ERI Revolving Credit Facility. The New ERI Credit Facility is secured by substantially all of ERI’s personal property assets and substantially all personal property assets of each subsidiary that guaranties the New ERI Credit Facility (other than certain subsidiary guarantors designated as immaterial or restricted subsidiaries), and mortgages on the real property and improvements owned or leased by ERI or a guarantor.
ERI Senior Notes. On July 23, 2015, ERI issued $375.0 million in aggregate principal amount of 7.0% Senior Notes due 2023 (the “New ERI Notes”) pursuant to an indenture, dated as of July 23, 2015 (the “Indenture”), at an issue price equal to 100.0% of the aggregate principal amount of the New ERI Notes. The New ERI Notes are guaranteed by all of ERI’s direct and indirect restricted subsidiaries other than immaterial subsidiaries. According to the public statements of ERI, it has used or will use the net proceeds from the New ERI Notes offering together with borrowings under the New ERI Term Loan and the New ERI Revolving Credit Facility to (i) purchase or otherwise redeem all of the outstanding Eldorado Notes and all of the outstanding MTR Notes, (ii) pay a portion of the purchase price for the Circus Reno/Silver Legacy Purchase and repay all amounts outstanding under the Silver Legacy Joint Venture credit facility, and (iii) pay fees and costs associated with such transactions. According to ERI’s public disclosure, $50.0 million of the net proceeds from the New ERI Notes offering, plus interest to the latest possible redemption date, were placed in escrow, to be released only if the Circus Reno/Silver Legacy Purchase is consummated on or prior to April 1, 2016; otherwise, $50.0 million in aggregate principal amount of the New ERI Notes will be subject to a special mandatory redemption, on a pro rata basis, at a redemption price equal to 100.0% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date.

Management believes that ERI’s future consummation or failure to consummate the Circus Reno/Silver Legacy Purchase and / or its contemplated debt refinancing are likely to significantly impact the Company’s future financial performance. However, the nature and extent of any such impact will depend on the extent to which such transactions are consummated or not consummated as well as numerous factors that are beyond the control of the Company. Accordingly, management is unable to determine at this time the nature or extend to which the Company’s future financial performance may be affected by ERI's consummation or failure to consummate the aforementioned transactions.
Critical Accounting Estimates and Policies
A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended February 28, 2015. There have been no material changes to those policies during the six months ended August 31, 2015.
Recently Issued Accounting Standards
No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our future financial position, results of operations, or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was performed by management, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective as of August 31, 2015.
Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting. Based on that evaluation, there have been no changes in our internal control over financial reporting during the three months ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The list of exhibits set forth in the accompanying Exhibit Index is incorporated by reference into this Item 6.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGA HOLDCO, LLC

Date: October 15, 2015	By:	/S/ TIMOTHY T. JANSZEN
Timothy T. Janszen Operating Manager (Principal Executive Officer)

Date: October 15, 2015	By:	/S/ ROGER A. MAY
Roger A. May Manager (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from NGA Holdco, LLC's Quarterly Report on Form 10-Q for the three months ended August 31, 2015, filed with the Securities and Exchange Commission on October 15, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at August 31, 2015 and February 28, 2015; (ii) the Consolidated Statements of Operations for the three and six months ended August 31, 2015 and 2014; (iii) the Consolidated Statements of Cash Flows for the six months ended August 31, 2015 and 2014; and (iv) the Notes to Consolidated Financial Statements.