Form 10-Q
period 2015-11-30
NGA Holdco, LLC
filed 2016-01-12
CIK 1405621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2015
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
PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
NGA HOLDCO, LLC
CONSOLIDATED BALANCE SHEETS

	November 30, 2015	February 28, 2015

ASSETS
Current assets, consisting of cash	$5,841,015	$4,306,170
Other assets:
Marketable securities, Eldorado Resorts, Inc.	39,054,964	18,540,023
Investment in Mesquite	4,732,822	4,282,422
Note receivable, Mesquite	14,000,000	14,000,000
Due from the Newport Funds	5,179,772	5,179,772
	$68,808,573	$46,308,387
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,315	$1,712
Income taxes payable	245,580	—
	258,895	1,712
Due to the Newport Funds	3,883,336	3,687,854
	4,142,231	3,689,566
Members’ equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	57,544,874	57,544,874
Accumulated other comprehensive income (loss)	15,317,854	(5,197,086)
Accumulated deficit	(8,200,192)	(9,732,773)
	64,666,342	42,618,821
	$68,808,573	$46,308,387
See notes to consolidated financial statements.

NGA HOLDCO, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2015	2014	2015	2014
Interest income	$260,167	$255,889	$849,333	$743,167
Equity in net income (loss) of unconsolidated investees	(1,144,400)	(1,234,308)	1,250,400	(17,587)
Professional fees and other expenses	(44,279)	(53,971)	(199,881)	(199,047)
Income (loss) before income taxes	(928,512)	(1,032,390)	1,899,852	526,533
Income taxes (benefit)	(366,174)	(339,024)	367,272	(1,640)
Net income (loss)	(562,338)	(693,366)	1,532,580	528,173
Equity in other comprehensive loss of unconsolidated investee	—	(8,148)	—	(27,058)
Reversal of comprehensive income of unconsolidated investee previously accounted for using the equity method	—	(274,818)	—	(274,818)
Unrealized gain (loss) on available-for-sale securities	1,088,219	(7,051,088)	20,514,940	(7,051,088)
Comprehensive income (loss)	$525,881	$(8,027,420)	$22,047,520	$(6,824,791)

See notes to consolidated financial statements.

NGA HOLDCO, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	November 30,
	2015	2014
Operating activities:
Net income	$1,532,580	$528,173
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net (income) loss of unconsolidated equity method investees	(1,250,400)	17,587
Increase in accounts payable and accrued expenses	11,603	18,176
Increase (decrease) in income taxes payable	245,580	(1,640)
Net cash provided by operating activities	539,363	562,296

Investing activities:
Proceeds from sale of investment in Tamarack Crossing, LLC	—	1,350,000
Distributions received from equity investment in Mesquite	800,000	269,000
Net cash provided by investing activities	800,000	1,619,000

Financing activities:
Advances received from the Newport Funds	195,482	180,870

Net increase in cash	1,534,845	2,362,166

Cash, beginning of period	4,306,170	1,683,837

Cash, end of period	$5,841,015	$4,046,003
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
On November 24, 2015, ERI completed its previously announced acquisition of (1) the remaining membership interests in the Circus and Eldorado Joint Venture, LLC ("C&E JV"), which owns and operates the Silver Legacy Resort Casino, located in Reno, Nevada and seamlessly connected to the Eldorado Hotel & Casino, and (2) all of the assets and properties of Circus Circus Hotel and Casino-Reno (collectively, the "Silver Legacy/Circus Circus Reno Acquisition"). As a result of the Silver Legacy/Circus Circus Reno Acquisition, the C&E JV became an indirect wholly owned subsidiary of ERI.
As a result of the ERI Merger and the Silver Legacy/Circus Circus Reno Acquisition, ERI now owns and operates seven gaming facilities including the Eldorado Hotel & Casino, Silver Legacy Resort Casino, and Circus Circus Hotel and Casino-Reno, all located in Reno, NV, Eldorado Resort Casino Shreveport located in Shreveport, Louisiana, Scioto Downs Racino located in Columbus, Ohio, Mountaineer Casino Racetrack & Resort located in Chester, West Virginia, and Presque Isle Downs & Casino located in Erie, Pennsylvania.
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

Concentrations and economic uncertainties
NGA and its consolidated subsidiaries expect to be economically dependent upon relatively few investments in the gaming industry. From December 2007 through June 2009, the United States experienced a recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational, construction and real estate market activities and general discretionary consumer spending. Although capital market activity and liquidity are reported to have improved, the recovery from this recessionary period is fragile and there can be no assurance that the Company’s business and that of its investees, which have been severely affected by the downturn, will fully recover to pre-recession levels. In addition, the Company carries cash on deposit with financial institutions substantially in excess of federally-insured limits. The extent of loss, if any, that might be incurred as a result of uninsured deposits in the event of a future failure of a bank or other financial institution is not subject to estimation.
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
The Company's investment in Mesquite is accounted for using the equity method of accounting as was its investment in Eldorado until the ERI Merger on September 19, 2014. Commencing September 19, 2014, the ERI shares received in the ERI Merger are classified, and accounted for, as available-for-sale securities and are carried at estimated fair value based on trading activity (Level 1 inputs as defined by GAAP). Realized gains and losses (if any) on the ERI shares are included in net income, while unrealized gains and losses are included in the Company's consolidated statements of operations as a component of other comprehensive income. The Company recognizes equity in the net income (loss) and other comprehensive income (loss) of each unconsolidated investee accounted for using the equity method on a calendar year basis. For example, the Company’s net income for the nine months ended November 30, 2015 includes equity in the net income of Mesquite for the nine months ended September 30, 2015. Accordingly, except for the ERI shares and otherwise as required by GAAP and disclosed herein, the Company measures all of its assets and liabilities on the historical cost basis.
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
4. Marketable Securities, Eldorado Resorts, Inc.
Effective September 19, 2014, as a result of the ERI Merger, the Company’s previous interest in Eldorado was converted into 4,030,440 shares of ERI common stock, $0.00001 par value, including post-closing adjustments, representing approximately 8.6% of such shares then outstanding. Upon conversion, the fair market value of the ERI shares, based on then current trading activity, was approximately $7.1 million less than the carrying value of the Eldorado Interest prior to the ERI Merger, resulting in a write down of the Company's investment and a charge to other comprehensive loss for an unrealized holding loss. Subsequently through November 30, 2015, additional adjustments to carrying value of the ERI shares based on trading activity have resulted in an unrealized holding gain of approximately $22.4 million ($20.5 million during the nine months ended November 30, 2015).
Through the date of this filing, the estimated fair value of the ERI common shares based on trading activity is approximately 11% higher than the carrying value as of November 30, 2015.
The original cost of the Company’s investment in Eldorado in 2007 (prior to subsequent impairment charges and equity in the earnings (losses) of the investee through September 18, 2014) was approximately $38 million.
The following table presents unaudited condensed financial information of ERI and Eldorado for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net operating revenues	$183,540	$78,949	$533,624	$197,728
Operating income	$24,092	$2,778	$59,235	$11,105
Net income (loss)	$5,399	$(4,064)	$4,030	$(3,488)

Recent events involving ERI include, among others, the following:

•
On July 13, 2015, ERI commenced a cash tender offer and consent solicitation for any and all of the $168.0 million principal amount of 8.625% Senior Secured Notes due 2019 issued by ERI's wholly owned subsidiaries, Eldorado Resorts, LLC and Eldorado Capital Corp. (the "Eldorado Notes") and for any and all of the $560.7 million principal amount of 11.50% Senior Secured Second Lien Notes due 2019 issued by ERI's wholly owned subsidiary, MTR Gaming Group, Inc. (the "MTR Notes"). The total consideration offered in the tender offer was $1,047.92 per $1,000 principal amount of the Eldorado Notes tendered and accepted for purchase and $1,066.39 per $1,000 principal amount of MTR Notes tendered and accepted for purchase, which included a cash consent payment of $30 per $1,000 in principal amount of Eldorado Notes and MTR Notes. According to ERI’s public disclosure, the tender offer was consummated on July 23, 2015, and approximately $130.0 million in aggregate principal amount of Eldorado Notes and $403.9 million in aggregate principal amount of MTR Notes were accepted for purchase, with the Eldorado Notes and MTR Notes that remained outstanding following the consummation of the tender offer being satisfied and discharged pursuant to the terms of the indentures governing those notes. ERI announced the redemption of all of the Eldorado Notes on July 28, 2015.

•
On July 23, 2015, ERI entered into a new $425 million seven-year term loan (the "New ERI Term Loan") and a new $150 million five-year revolving credit facility (the "New ERI Revolving Credit Facility" and, together with the New ERI Term Loan, the “New ERI Credit Facility”). Also on July 23, 2015, ERI incurred $40 million of borrowings under the New ERI Revolving Credit Facility. The New ERI Term Loan will bear interest at a rate per annum of, at ERI’s option, either (x) LIBOR plus 3.25%, with a LIBOR floor of 1.0%, or (y) a base rate plus 2.25%, and will have an issue price of 99.5% of the principal amount of the New ERI Term Loan. The New ERI Revolving Credit Facility will bear interest at a rate per annum of, at ERI’s option, either (x) LIBOR plus a spread ranging from 2.5% to 3.25%, or (y) a base rate plus a spread ranging from 1.5% to 2.25%, in each case with the spread determined based on ERI’s total leverage ratio. Additionally, ERI will be subject to fees on the unused portion of the New ERI Revolving Credit Facility. The New ERI Credit Facility is secured by substantially all of ERI’s personal property assets and substantially all personal property assets of each subsidiary that guaranties the New ERI Credit Facility (other than certain subsidiary guarantors designated as immaterial or restricted subsidiaries), and mortgages on the real property and improvements owned or leased by ERI or a guarantor. As of September 30, 2015, ERI had $423.9 million outstanding on the New ERI Term Loan and $18.0 million in borrowings outstanding under the New ERI Revolving Credit Facility. ERI had $132 million of available borrowing capacity under the New ERI Revolving Credit Facility as of September 30, 2015. At September 30, 2015, the interest rate on the New ERI Term Loan was 4.25% and the interest rate on the New ERI Revolving Credit Facility was 3.25%.

•
On July 23, 2015, ERI issued $375.0 million in aggregate principal amount of 7.0% Senior Notes due 2023 (the “ERI Senior Notes”). The ERI Senior Notes are guaranteed by all of ERI's direct and indirect restricted subsidiaries, othern than immaterial subsidiaries. Interest is payable semi-annually in arrears on February 1st and August 1st of each year. The ERI Senior Notes or any portion thereof may be redeemed beginning in 2018 at a redemption price of 105.25%, declining to 100.00% in 2021 and thereafter.

•
On November 24, 2015 (the "Closing Date"), ERI consummated the Silver Legacy/ Circus Circus Reno Acquisition. The aggregate consideration was approximately $80.2 million of cash, comprised of the purchase price of $72.5 million and a $7.7 million working capital adjustment, plus the assumption of amounts outstanding under the joint venture’s credit facility, of which approximately $80.5 million was outstanding as of the Closing Date. ERI funded the purchase price and repaid the borrowings outstanding under the joint venture's credit facility using a portion of the proceeds from the sale of the ERI Senior Notes, borrowings under the New ERI Revolving Credit Facility and cash on hand.

•
On November 24, 2015, ERI withdrew its registration statement relating to its proposed common stock offering. The proceeds of the offering were intended to pay a portion of the purchase price for the assets acquired in the Silver Legacy/Circus Circus Reno Acquisition; however, as described above, those transactions were consummated utilizing other financing options and available cash on hand.

Management believes that ERI’s consummation of the Silver Legacy/Circus Circus Reno Acquisition and its debt refinancing are likely to significantly impact the Company’s future financial performance. However, the nature and extent of any such impact will depend on numerous factors that are beyond the control of the Company. Accordingly, management is unable to determine at this time the nature or extent to which the Company’s future financial performance may be affected by these events.

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
The following table presents unaudited condensed financial information of Mesquite for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net operating revenues	$20,637	$19,925	$74,126	$70,733
Operating income (loss)	$(1,610)	$(1,732)	$6,391	$3,276
Net income (loss)	$(2,861)	$(2,707)	$3,126	$225
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
At November 30, 2015 and February 28, 2015, the Company owed $3,883,336 and $3,687,854, respectively, to the Newport Funds for expenses paid on the Company’s behalf since inception of the Company. The Newport Funds have agreed not to demand repayment through March 1, 2018. Accordingly, the amount of this payable is reflected as a non-current liability at November 30, 2015 and February 28, 2015.
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
In assessing the realizability of the deferred tax assets, management considers whether future taxable income will be sufficient during the periods in which those temporary differences reverse. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. The Company has recorded a valuation allowance of 100% of its net deferred tax assets as of November 30, 2015 and February 28, 2015, though subsequent to February 28, 2015, the estimated fair value of the Company's available-for-sale securities has appreciated substantially. If the ERI shares were unrestricted and had been sold as of November 30, 2015, most of the related deferred tax asset could have been realized. However, the Company is restricted from disposing of the investment, has no immediate plans to sell its investment, and the trading value of ERI's shares is subject to potentially significant daily changes in value. Accordingly, management believes there is insufficient information to reduce the valuation allowance at this time.
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
The Company's holdings include a 40% equity interest in Mesquite Gaming LLC (“Mesquite”), a loan to Mesquite, and trading-restricted shares of common stock of Eldorado Resorts, Inc. (“ERI,” formerly known as Eclair Holdings Company) that are currently subject to trade restrictions, representing approximately 8.6% of ERI's outstanding common shares.
The Company’s investment in ERI was acquired September 19, 2014, pursuant to a merger agreement between MTR Gaming, Inc. ("MTR") and Eldorado HoldCo LLC (“Eldorado”), a previously unconsolidated investee of the Company in which the Company held an approximate 17.0359% equity interest (the "ERI Merger").
On November 24, 2015, ERI completed its previously announced acquisition of (1) the remaining membership interests in the Circus and Eldorado Joint Venture, LLC ("C&E JV"), which owns and operates the Silver Legacy Resort Casino, located in Reno, Nevada and seamlessly connected to the Eldorado Hotel & Casino, and (2) all of the assets and properties of Circus Circus Hotel and Casino-Reno (collectively, the "Silver Legacy/Circus Circus Reno Acquisition"). As a result of the Silver Legacy/Circus Circus Reno Acquisition, the C&E JV became an indirect wholly owned subsidiary of ERI.
As a result of the ERI Merger and the Silver Legacy/Circus Circus Reno Acquisition, ERI now owns and operates seven gaming facilities including the Eldorado Hotel & Casino, Silver Legacy Resort Casino, and Circus Circus Hotel and Casino-Reno, all located in Reno, NV, Eldorado Resort Casino Shreveport located in Shreveport, Louisiana, Scioto Downs Racino located in Columbus, Ohio, Mountaineer Casino Racetrack & Resort located in Chester, West Virginia, and Presque Isle Downs & Casino located in Erie, Pennsylvania.
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
Three Months Ended November 30, 2015 Compared to the Three Months Ended November 30, 2014
For the three months ended November 30, 2015, the Company’s equity in the net loss of its unconsolidated investees was approximately $1.1 million (all Mesquite related), compared to an approximate loss of $1.2 million for the corresponding period of the prior fiscal year, which included equity in the net loss of Mesquite partially offset by $0.1 million of equity in the net income of Eldorado. Income taxes and professional fees and other expenses incurred by the Company during the quarter were both consistent with those incurred during the same period of the prior fiscal year.
Other comprehensive income increased approximately $1.1 million during the quarter as a result of adjusting the carrying value of the ERI shares to fair value based on trading activity.
Operational highlights for Mesquite for the three months ended September 30, 2015 included net revenues of approximately $20.6 million, operating expenses of approximately $22.2 million, and interest expense of approximately $1.3 million. The net loss for the quarter was approximately $2.9 million, compared with a net loss of approximately $2.7 million for the corresponding period of 2014. The year over year increase in net loss of approximately $0.2 million was due primarily to approximate $0.7 million and $0.6 million increases in net operating revenues and operating expenses, respectively, combined with a $0.3 million increase in interest expense.
ERI's operating results for the three months ended September 30, 2015 include operations at the properties of MTR Gaming as well as Eldorado, while the results for the prior period include only those of Eldorado. Operational highlights for ERI for the three months ended September 30, 2015 include net revenues of approximately $183.5 million, operating income of approximately $24.1 million, and interest expense of approximately $14.5 million. Net income for the quarter ended September 30, 2015 was approximately $5.4 million, compared with a net loss of approximately $4.1 million for the corresponding period of 2014. The year over year increase in ERI's net income of approximately $9.5 million was due primarily to increases in net operating revenues and operating expenses as illustrated in the following tables, partially offset by a $8.8 million increase in interest expense.
The following table highlights the results of ERI's and Eldorado's operations for the three months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,
	2015	2014	Percent Increase (Decrease)
Net operating revenues	$183,540	$78,949	132.5%
Operating expenses	161,610	72,943	121.6%
Equity in income of unconsolidated affiliates	2,548	1,238	105.8%
Operating income	24,092	2,778	767.2%
Net income	5,399	(4,064)	232.8%
ERI's Net Operating Revenues.    MTR Gaming contributed $119.9 million of net operating revenues for the three months ended September 30, 2015, consisting primarily of casino revenues. Including the incremental MTR Gaming revenues, ERI's net operating revenues increased 132.5% for the three months ended September 30, 2015 compared to the same prior year period. Excluding incremental MTR Gaming revenues, ERI's consolidated net operating revenues increased 1.6% for the three months ended September 30, 2015 compared to the same prior year period, primarily due to increased net revenues at Eldorado Reno.
ERI's Operating Income and Net Income.    ERI's consolidated operating income and net income for the three months ended September 30, 2015 includes operating income and net income of $15.4 million and $18.9 million, respectively, attributable to MTR Gaming. Excluding operating income attributable to MTR Gaming, ERI's consolidated operating income was $8.7 million and its net loss was $13.5 million for the three months ended September 30, 3015. ERI's consolidated operating income for the three months ended September 30, 2015, excluding operating income attributable to MTR Gaming, included incremental corporate costs offset by decreased acquisition charges, an increase in equity in income of unconsolidated affiliates, lower depreciation and improved operating margins at both Eldorado Reno and Eldorado Shreveport. Excluding net income attributable to MTR Gaming, the decrease in ERI's net income is primarily attributable to the same factors impacting operating income along with a $1.8 million loss on the early retirement of debt associated with ERI's refinancing in July 2015.
The following table highlights ERI’s and Eldorado's sources of net operating revenues for the three months ended September 30, 2015 and 2014, respectively (dollars in thousands):

	Three Months Ended September 30,
	2015		2014	Percent Increase Decrease)
Casino:
Eldorado Reno	$17,313		$17,142	1.0%
Eldorado Shreveport	32,005		31,916	0.3%
MTR Gaming	207,039		14,399	643.4%
	156,357		63,457	146.4%

Pari-mutuel commissions-MTR Gaming	3,781		446	747.8%

Food and beverage:
Eldorado Reno	9,025		8,435	7.0%
Eldorado Shreveport	6,163		6,267	(1.7)%
MTR Gaming	8,852		1,270	597.0%
	24,040		15,972	50.5%
	—	—	—
Hotel:
Eldorado Reno	5,675		5,180	9.6%
Eldorado Shreveport	2,177		2,176	—%
MTR Gaming	1,341		199	573.9%
	9,193		7,555	21.7%
	—	—	—
Other:
Eldorado Reno	1,479		1,478	0.1%
Eldorado Shreveport	820		847	(3.2)%
MTR Gaming	3,866		773	400.1%
	6,165		3,098	99.0%
	—	—	—
Promotional allowances:
Eldorado Reno	(4,490)		(4,226)	6.2%
Eldorado Shreveport	(6,514)		(6,577)	(1.0)%
MTR Gaming	(4,992)		(776)	543.3%
	(15,996)		(11,579)	38.1%

Net operating revenues	$183,540		$78,949	132.5%

Nine Months Ended November 30, 2015 Compared to the Nine Months Ended November 30, 2014
For the nine months ended November 30, 2015, the Company’s equity in the net income of its unconsolidated investees was approximately $1.3 million, compared to approximately $0.0 million for the corresponding period of the prior fiscal year. Equity in the earnings of Mesquite increased approximately $1.2 million, while there was no equity in the earnings of Eldorado during the current period compared to $0.1 million of equity in the net loss of Eldorado during the prior fiscal year period. Professional fees and other expenses incurred by the Company during the nine months ended November 30, 2015 were consistent with those incurred during the same period of the prior fiscal year. Income tax expense during the quarter increased approximately $0.4 million when compared to the same period in 2014 due an increase in equity in net income of unconsolidated investees.

Other comprehensive income increased approximately $20.5 million during the nine months ended November 30, 2015 as a result of adjusting the carrying value of the ERI shares to fair value based on trading activity.
Operational highlights for Mesquite for the nine months ended September 30, 2015 include net revenues of approximately $74.1 million, operating expenses of approximately $67.7 million, and interest expense of approximately $3.3 million. Net income for the nine months ended September 30, 2015 was approximately $3.1 million, compared with net income of approximately $0.2 million for the corresponding period of 2014. The year over year increase in net income of approximately $2.9 million was due primarily to approximate $3.4 million and $0.3 million increases in net operating revenues and operating expenses, respectively, combined with a $0.4 million increase in interest expense.
ERI's operating results for the nine months ended September 30, 2015 includes those of the Eldorado and MTR Gaming properties, while the results for the prior year period include only those of Eldorado. Operational highlights for ERI for the nine months ended September 30, 2015 included net revenues of approximately $533.6 million, operating income of approximately $59.2 million, and interest expense of approximately $48.9 million. ERI's net income for the nine months ended September 30, 2015 was approximately $4.0 million, compared with a net loss of approximately $3.5 million for the corresponding period of 2014. The year over year increase in net income of approximately $7.5 million was due primarily to a $35.5 million increase in interest expense, along with increases in net operating revenues and operating expenses as illustrated in the following tables.
The following table highlights the results of ERI's and Eldorado's operations for the nine months ended September 30, 2015 and 2014, respectively:

	2015	2014	Percent Increase (Decrease)
Net operating revenues	$533,624	$197,728	169.9%
Operating expenses	476,806	182,723	160.9%
Equity in income of unconsolidated affiliates	3,136	3,019	3.9%
Operating income	59,235	11,105	433.4%
Net income (loss)	4,030	(3,488)	215.5%
ERI's Net Operating Revenues.    MTR Gaming contributed $349.7 million of net operating revenues for the nine months ended September 30, 2015, consisting primarily of casino revenues. Including the incremental MTR Gaming revenues, ERI's net operating revenues increased 169.9% for the nine months ended September 30, 2015 compared to the same prior year period. Excluding incremental MTR Gaming revenues, ERI's consolidated net operating revenues increased 1.4% for the nine months ended September 30, 2015 compared to the same prior year period primarily due to improvements in casino revenues at both Eldorado Reno and Eldorado Shreveport.
ERI's Operating Income and Net Income.    ERI's consolidated operating income and net income (loss) includes operating income and net income of $42.0 million and $21.0 million, respectively, attributable to MTR Gaming for the nine months ended September 30, 2015. Excluding operating income attributable to MTR Gaming, ERI's consolidated operating income was $17.2 million and net loss was $17.0 million during the nine months ended September 30, 3015. Excluding operating income attributable to MTR Gaming, ERI's consolidated operating income included incremental corporate costs offset by decreased acquisition charges, an increase in equity in net income of unconsolidated affiliates, lower depreciation and improved operating income at both Eldorado Reno and Eldorado Shreveport. Excluding net income attributable to MTR Gaming, the decrease in net income is primarily attributable to the same factors impacting operating income along with a $1.8 million loss on the early retirement of debt associated with ERI's refinancing in July 2015.

The following table highlights ERI’s and Eldorado's sources of net operating revenues for the nine months ended September 30, 2015 and 2014, respectively (dollars in thousands):

	Nine Months Ended September 30,
	2015		2014	Percent Increase (Decrease)
Casino:
Eldorado Reno	$48,431		$47,914	1.1%
Eldorado Shreveport	95,729		93,967	1.9%
MTR Gaming	316,647		14,399	2,099.1%
	460,807		156,280	194.9%

Pari-mutuel commissions-MTR Gaming	8,042		446	1,703.1%

Food and beverage:
Eldorado Reno	25,091		25,108	(0.1)%
Eldorado Shreveport	19,271		18,970	1.6%
MTR Gaming	25,355		1,270	1,896.5%
	69,717		45,348	53.7%
	—	—	—
Hotel:
Eldorado Reno	14,334		14,099	1.7%
Eldorado Shreveport	6,485		6,449	0.6%
MTR Gaming	3,852		199	1,835.7%
	24,671		20,747	18.9%
	—	—	—
Other:
Eldorado Reno	4,332		4,240	2.2%
Eldorado Shreveport	2,428		2,502	(3.0)%
MTR Gaming	10,704		773	1,284.7%
	17,464		7,515	132.4%
	—	—	—
Promotional allowances:
Eldorado Reno	(12,227)		(12,066)	1.3%
Eldorado Shreveport	(19,994)		(19,766)	1.2%
MTR Gaming	(14,856)		(776)	1,814.4%
	(47,077)		(32,608)	44.4%

Net operating revenues	$533,624		$197,728	169.9%
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
Events That May Impact Future Results
See Note 4 to the consolidated financial statements for recent events involving ERI.
Management believes that ERI’s recent consummation of the Silver Legacy/Circus Circus Reno Acquisition and ERI's debt refinancing are likely to significantly impact the Company’s future financial performance. However, the nature and extent of any such impact will depend on numerous factors that are beyond the control of the Company. Accordingly, management is unable to determine at this time the nature or extend to which the Company’s future financial performance may be affected by ERI's consummation of the aforementioned transactions.

Critical Accounting Estimates and Policies
A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended February 28, 2015. There were no material changes to those policies during the nine months ended November 30, 2015.
Recently Issued Accounting Standards
No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our future financial position, results of operations, or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was performed by management, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective as of November 30, 2015.
Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting. Based on that evaluation, there have been no changes in our internal control over financial reporting during the three months ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

NGA HOLDCO, LLC

Date: January 12, 2016	By:	/S/ TIMOTHY T. JANSZEN
Timothy T. Janszen Operating Manager (Principal Executive Officer)

Date: January 12, 2016	By:	/S/ ROGER A. MAY
Roger A. May Manager (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from NGA Holdco, LLC's Quarterly Report on Form 10-Q for the three months ended November 30, 2015, filed with the Securities and Exchange Commission on January 12, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at November 30, 2015 and February 28, 2015; (ii) the Consolidated Statements of Operations for the three and nine months ended November 30, 2015 and 2014; (iii) the Consolidated Statements of Cash Flows for the nine months ended November 30, 2015 and 2014; and (iv) the Notes to Consolidated Financial Statements.