Form 10-K
period 2016-02-29
NGA Holdco, LLC
filed 2016-05-31
CIK 1405621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2016

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
The Company has had no revenue generating business since inception. The Company's business plan consists primarily of gaming industry related investments including its holding, through AcquisitionCo, of a 40% equity interest (the “Mesquite Interest”) in Mesquite Gaming LLC, a Nevada limited liability company (“Mesquite”), a loan to Mesquite, and ownership, as of the end of the fiscal year covered by this report, of 3,554,922 publicly traded shares of Eldorado Resorts, Inc. ("ERI,"

formerly known as Eclair Holdings Company) common stock, $0.00001 par value, representing an approximate 7.6% ownership interest in ERI (the "ERI shares"). The Company originally acquired 4,030,440 shares of ERI on September 19, 2014, pursuant to a merger agreement between MTR Gaming, Inc. ("MTR") and Eldorado HoldCo LLC (“Eldorado”), a previously unconsolidated investee of the Company in which the Company held an approximate 17.0359% equity interest (the "ERI Merger"). During the period from January 26, 2016 through March 29, 2016, the Company liquidated all of its ownership interest in ERI through the sale in open market transactions of a total of 4,030,440 shares of ERI's common stock representing at December 31, 2015 (based on the public reports of ERI) approximately 8.6% of such shares issued and outstanding.
ERI currently owns and operates (1) three casino resorts in Reno, Nevada, the Eldorado Hotel & Casino, Circus Circus Reno, and Silver Legacy Resort Casino, (2) the Eldorado Resort Casino Shreveport located in Shreveport, Louisiana, (3) Eldorado Gaming Scioto Downs located in Columbus, Ohio, (4) Mountaineer Casino Racetrack & Resort located in Chester, West Virginia, (5) Presque Isle Downs & Casino located in Erie, Pennsylvania. Combined, the seven properties contained at December 31, 2015 approximately 4,900 hotel rooms, 300 table and poker games, 45 restaurants and 10,300 slot machines and video lottery terminals (based on the public reports of ERI).
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
The Company's 40% Mesquite Interest was acquired August 1, 2011 (the “Mesquite Acquisition”), in exchange for $8,222,222 in cash, of which $7,222,222 and $1,000,000 were contributed to the Company by NGOF and Newport Global Credit Fund (“NGCF"), respectively. Mesquite is engaged in the casino resort industry in Mesquite, Nevada through wholly owned subsidiaries that own and operate the CasaBlanca Resort/Golf/Spa, the Virgin River Hotel/Casino/Bingo, two championship golf courses, a full-service spa, a bowling center, restaurants, and banquet and conference facilities. Mesquite also owns real estate on which another hotel & casino was located prior to its demolition in 2013.
The Company has no current plans to acquire any equity interest in another entity.
Formed in 2005, Newport is a Texas-based investment management firm focused on alternative fixed income strategies. The firm concentrates primarily on the stressed and distressed opportunities within the high yield debt and bank loan markets, but may also include the acquisition and disposition of other types of corporate securities and claims. Newport has 9 employees, with its primary office in The Woodlands, TX. Newport’s principals include Timothy T. Janszen, CEO, Ryan Langdon, Senior Managing Director, and Roger A. May, Senior Managing Director. Collectively, the principals have over 40 years of experience investing in the high yield and distressed debt markets. Newport is registered with the Securities and Exchange Commission (the "Commission") as an investment adviser under the Investment Advisers Act of 1940, as amended. Newport is investment manager of NGOF, NGCF and Newport Global Opportunities Fund I-A LP, a Delaware limited partnership ("NGOF I-A") which purchased NGOF's ownership interest in NGA No VoteCo, LLC, a Nevada limited liability company ("InvestCo") on January 7, 2016. The funds managed by Newport are private investment funds which seek attractive long-term risk adjusted returns by capitalizing on investments in the distressed debt markets and possibly control-oriented investments.
Ownership of the Company
NGA's one issued and outstanding Class A Unit, representing all of its voting equity, is held by NGA VoteCo, LLC, a Nevada limited liability company (“VoteCo”). All of NGA's issued and outstanding Class B Units, representing all of its non-voting equity, are held by InvestCo. At present, NGA has no plans to issue any additional Class A or Class B Units.
VoteCo is owned by Timothy T. Janszen and Ryan L. Langdon, each of whom owns a 42.85% interest, and Roger A. May, who owns a 14.3% interest. Messrs. Janszen, Langdon and May collectively are referred to as the “VoteCo Equityholders." As mentioned above, NGOF sold its ownership interest in InvestCo to NGOF I-A on January 7, 2016. As a result, InvestCo is owned by NGOF I-A and NGCF, which collectively hold all of InvestCo’s issued and outstanding voting securities. As the change in ownership had no effect on the Company's operations, the term "Newport Funds" will be used here to describe NGCF and NGOF collectively prior to January 7, 2016 and NGCF and NGOF I-A collectively subsequent to January 7, 2016.
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
Organizational Diagram
The diagram below depicts the general ownership of the entities related to the Company and its subsidiaries, as well as the Company’s ownership interests in ERI and Mesquite as of February 29, 2016.

*	Includes Anthony Toti (25%) and Michael J. Gaughan Family, LLC (35%).

The diagram below depicts the general ownership of the entities related to the Company and its subsidiaries, as well as the Company’s ownership interest in Mesquite as of the date of this report.
Investment in ERI
During all of the fiscal year covered by this report, and until March 29, 2016, NGA owned interests in both ERI and Mesquite. On March 29, 2016, NGA completed the liquidation of its ownership interest in ERI. Thus, as of the date of this report the only interest it continues to own is its interest in Mesquite. The following discussion of gaming regulation and licensing includes a discussion for Nevada, which is applicable to both ERI and Mesquite, as well as discussions for Louisiana, West Virginia, Pennsylvania and Ohio, each of which is applicable only to ERI, in which NGA ceased to have any ownership interest on March 29, 2016.
ERI's common stock is registered under the Securities and Exchange act of 1934 (the "Exchange Act") and is traded on the NASDAQ Stock Market under the trading symbol ERI. The Company did not, prior to the liquidation of its ERI investment, exercise significant influence over ERI and our ERI shares were accounted for as available-for-sale securities carried at estimated fair value. The Company acquired its interest in ERI by converting its 17.0359% equity interest in Eldorado on September 19, 2014, when Eldorado and MTR merged. As a result of the merger, the Company acquired 4,030,440 shares of ERI common stock, $0.00001 par value, including post-closing adjustments, representing approximately 8.6% of such shares then outstanding. Upon conversion, the fair market value of the ERI shares, based on then current trading activity, was approximately $7.1 million less than the carrying value of the Eldorado Interest prior to the merger, resulting in a write-down of such value and a charge to other comprehensive loss. Subsequently through February 29, 2016, unrealized holding gains of approximately $21.3 million were recorded. During the period from January 26, 2016 through March 29, 2016, the Company liquidated its ownership interest in ERI through the sale in open market transactions of all of its 4,030,440 shares of ERI's common stock resulting in a realized gain of approximately $17.7 million, $2.2 million of which had been realized as of February 29, 2016. The original cost of the Company’s investment in Eldorado in 2007 (prior to subsequent impairment charges and equity in the earnings (losses) of the investee through September 18, 2014) was approximately $38 million, the quoted market price of debt and equity securities exchanged for the Company's interest in Eldorado.
Information about ERI included in this annual report has been abstracted from ERI’s Annual Report on Form 10-K for the year ended December 31, 2015.
ERI is a gaming and hospitality company established in 1973 that owns and operates gaming facilities located in Louisiana, Nevada, Ohio, Pennsylvania and West Virginia. Its primary source of revenue is gaming, but it uses its hotels, restaurants, bars, shops and other services to attract customers to its properties. Eldorado was founded as a family business by the Carano family and, through ERI, continues to maintain a commitment to customer service, high-quality food and beverage and outstanding amenities. ERI’s management believes that an extraordinary level of personal service and the variety, quality and attractive pricing of ERI's food and beverage outlets are important factors in attracting customers to ERI's properties and building customer loyalty. ERI owns and operates the following properties:

•	Eldorado Resort Casino Shreveport ("Eldorado-Shreveport") - A 403-room, all suite art deco-style hotel and tri-level riverboat dockside casino situated on the Red River in Shreveport, Louisiana;

•	Eldorado Resort Casino Reno ("Eldorado-Reno") - An 814-room hotel, casino and entertainment facility located in downtown Reno, Nevada;

•	Silver Legacy Resort Casino ("Silver Legacy") - A 1,711-room themed hotel and casino located adjacent to, and connected via a skywalk to Eldorado-Reno and Circus Circus Reno;

•	Circus Circus Reno ("Circus Reno") - A 1,571-room hotel-casino and entertainment complex located in downtown Reno, Nevada;

•
Mountaineer Casino, Racetrack and Resort ("Mountaineer") - A 354-room resort with a casino and live thoroughbred horse racing located on the Ohio River at the northern tip of West Virginia's northwestern panhandle;

•	Presque Isle Downs and Casino ("Presque Isle Downs") - A casino and live thoroughbred horse racing facility with slot machines, table games and poker located in Erie, Pennsylvania; and

•	Eldorado Gaming Scioto Downs - A live thoroughbred horse racing facility with video lottery terminals located in Columbus, Ohio.
Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs, Inc.
As of December 31, 2015, the seven properties included, in the aggregate, 486,600 square feet of casino space, containing approximately 10,300 slot machines and VLTs, 300 table and poker games, 45 restaurants and 4,900 hotel rooms. ERI aggregates its properties into three reportable business segments: (i) Nevada; (ii) Louisiana; and (iii) Eastern as follows:

	Casino Square Feet	Slot Machines	VLTs	Table and Poker Games	Hotel Rooms
Nevada
Eldorado-Reno	76,500	1,191	N/A	57	814
Silver Legacy	89,200	1,350	N/A	63	1,711
Circus Reno	55,000	908	N/A	34	1,571
Louisiana
Eldorado-Shreveport	28,200	1,361	N/A	60	403
Eastern
Mountaineer	93,300	1,748	N/A	49	354
Presque Isle Downs	61,400	1,580	N/A	41	N/A
Scioto Downs	83,000	N/A	2,143	N/A	N/A
Nevada
The Eldorado Reno, Silver Legacy and Circus Reno properties, (the “Reno Tri-Properties”) are connected in a “seamless” manner by enclosed, climate controlled corridors. These enclosed corridors serve as entertainment bridge ways between the three properties and house slot machines, restaurants and retail shops. The Reno Tri-Properties comprise the heart of the Reno market’s prime gaming area and room base, providing the most extensive and the broadest variety of gaming, entertainment, lodging and dining amenities in the Reno area, with an aggregate of 4,096 rooms, 23 restaurants and enough parking to accommodate approximately 6,100 vehicles, and as of December 31, 2015, approximately 3,400 slot machines and 150 table and poker games. ERI management believes that the centralized location and critical mass of these three properties, together with the ease of access between the facilities, provide significant advantages over other freestanding hotel/casinos in the Reno market.
Eldorado-Reno. The Eldorado-Reno is centrally located in downtown Reno. Reno is the second largest metropolitan area in Nevada, with a population of approximately 450,000, and is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 60 miles from South Lake Tahoe, 135 miles east of Sacramento, California and 225 miles east of San Francisco.
Eldorado-Reno offers:

•	Approximately 76,500 square feet of gaming space, with approximately 1,200 slot machines and 57 table and poker games;

•	814 finely-appointed guest rooms, including 134 suites, which include "Eldorado Player's Spa Suites" with bedside spas and one or two bedroom suites;

•	Nationally recognized cuisine which ranges from buffet to gourmet in nine dining venues, which have an aggregate seating capacity of more than 1,400;

•
An approximately 560-seat showroom, a VIP lounge, three retail shops, a versatile 12,010 square foot convention center and an outdoor plaza located diagonally to Eldorado-Reno which hosts a variety of special events; and

•	Parking facilities for over 1,100 vehicles, including an approximately 640-space self-park garage, a 120-space surface parking lot and a 350-space valet parking facility.
Silver Legacy Resort Casino. Silver Legacy, formerly a joint venture between ERI and MGM Resorts International (the “Silver Legacy Joint Venture”) in which ERI acquired the remaining 50% interest on November 24, 2015, opened in July 1995. Silver Legacy is the tallest building in northern Nevada consisting of 37-, 34- and 31-floor tiers. Silver Legacy’s opulent interior showcases a casino built around Sam Fairchild’s 120-foot tall mining rig, which appears to mine for silver. The rig is situated beneath a 180-foot diameter dome, which is a distinctive landmark on the Reno skyline. The interior surface of the dome features dynamic sound and laser light shows, providing visitors with a unique experience when they are in the casino. The Silver Legacy is centrally located in downtown Reno, Nevada.
Silver Legacy offers:

•	Approximately 89,200 square feet of gaming space, with approximately 1,300 slot machines and 63 table games;

•	1,711 finely-appointed guest rooms, including 141 player spa suites, eight penthouse suites and seven hospitality suites;

•	Eight restaurants, which have an aggregate seating capacity of more than 1,000, offering award winning dining cuisine; and

•	Retail shops, exercise and spa facilities, a beauty salon, an outdoor swimming pool and sundeck and a parking garage which can accommodate approximately 1,800 vehicles.
Circus Reno. Circus Reno, which ERI acquired on November 24, 2015, is an iconic, circus-themed hotel-casino and entertainment complex with two hotel towers. It is conveniently located as the first casino directly off of Interstate 80 when entering downtown Reno, Nevada.
Circus Reno offers:

•	Approximately 55,000 square feet of gaming space, with approximately 900 slot machines and 34 table games;

•	1,571 hotel rooms, including 67 mini suites, four executive suites and four VIP suites;

•	3,200 parking spaces including a surface lot and two garages;

•	Two fine dining restaurants, a buffet and three casual dining restaurants; and

•	A midway featuring a total of 158 games, live circus acts, an arcade and a full service wedding chapel with reception services for groups of 25 or more.
Louisiana
Eldorado-Shreveport. The Eldorado-Shreveport, which is located in Shreveport, Louisiana, the largest gaming market in the state, is a premier resort-casino located adjacent to Interstate 20, a major highway that connects the Shreveport market with the attractive feeder markets of East Texas and Dallas/Fort Worth.
Eldorado-Shreveport offers:

•
A location that positions Eldorado-Shreveport as the first casino that customers reach when driving to Shreveport from its primary feeder markets, primarily in Texas, and the Shreveport Regional Airport;

•
A purpose-built 80,634-square foot barge that houses 28,200 square feet of gaming space, as measured by the actual footprint of the gaming equipment, offering approximately 1,400 slots, 52 table games and a poker room with eight tables;

•	Numerous restaurants and entertainment amenities, including a gourmet steakhouse, VIP check-in, a premium quality bar and a retail store;

•	An 85-foot wide seamless entrance that connects the casino to the land-based pavilion on all three levels resulting in the feel of a land-based casino;

•	A luxurious 403-room, all-suite, hotel, with updated rooms featuring modern décor and flat screen TVs;

•	Part of the only “cluster” in the Shreveport market that allows for walkable visits between two gaming facilities;

•	A 380-seat ballroom with four breakout rooms, a 5,940-square foot spa, a fitness center and salon, a premium players’ club and an entertainment show room; and

•
Two parking lots and an eight-story parking garage providing approximately 1,800 parking spaces that connects directly to the pavilion by an enclosed walkway, including valet parking for approximately 300 cars.

Eastern
Mountaineer Casino, Racetrack & Resort. Mountaineer is one of only four racetracks in West Virginia currently permitted to operate slot machines and traditional casino table gaming. Mountaineer is located on the Ohio River at the northern tip of West Virginia's northwestern panhandle, approximately thirty miles from the Pittsburgh International Airport and a one-hour drive from downtown Pittsburgh. Mountaineer is a diverse gaming, entertainment and convention complex with:

•	93,300 square feet of gaming space housing approximately 1,700 slot machines, 37 casino table games (including blackjack, craps, roulette and other games), and 12 poker tables;

•	354 hotel rooms, including the 256-room, 219,000 square foot Grande Hotel at Mountaineer, 27 suites, a full-service spa and salon, a retail plaza, indoor and outdoor swimming pools and a golf course;

•
12,090 square feet of convention space, which can accommodate seated meals for groups of up to 575, as well as smaller meetings in more intimate break-out rooms that can accommodate 75 people and entertainment events for approximately 1,500 guests;

•
Live thoroughbred horse racing conducted from March through December on a one-mile dirt surface or a 7/8 mile grass surface with expansive clubhouse, restaurant, bars and concessions, as well as grandstand viewing areas with enclosed seating for 3,570 patrons;

•
On-site pari-mutuel wagering and thoroughbred, harness and greyhound racing simulcast from other prominent tracks, as well as wagering on Mountaineer's races at over 1,400 sites to which the races are simulcast;

•	A 69,000 square foot theater and events center that seats approximately 5,000 patrons for concerts and other entertainment offerings; and

•	Surface parking for approximately 5,300 vehicles.
Presque Isle Downs & Casino. Presque Isle Downs & Casino ("Presque Isle Downs"), located in Erie, Pennsylvania, opened for business in 2007 and commenced table gaming operations in 2010. The 153,400 square foot facility consists of:

•	61,400 square feet of gaming space housing approximately 1,600 slot machines, 32 casino table games and a nine table poker room;

•
Live thoroughbred horse racing conducted from May through September on a one-mile track with a state-of-the-art one-mile synthetic racing surface with grandstand, barns, paddock and related facilities, and indoor and outdoor seating for approximately 750 patrons;

•
On-site pari-mutuel wagering and thoroughbred and harness racing simulcast from other prominent tracks, as well as wagering on Presque Isle Downs' races at over 1,200 sites to which the races are simulcast; and

•	Surface parking for approximately 3,200 vehicles.
Scioto Downs. Scioto Downs is located in the heart of Central Ohio, off Highway 23/South High Street, approximately eight miles from downtown Columbus. Columbus is the largest metropolitan area within the state of Ohio with a population of approximately 835,000 and a greater metropolitan area of approximately 2.0 million within 60 miles of downtown.
Scioto Downs currently offers:

•	83,000 square feet of gaming space housing approximately 2,140 VLTs (with the ability to install up to 2,500 VLTs), including a 3,200 square foot outdoor gaming patio;

•	The Brew Brothers, a new microbrewery and restaurant which opened in October 2015, that seats approximately 230 patrons and offers live entertainment;

•	Six full service bars and six restaurants ranging from fine dining to a buffet;

•
Live standard bred harness horse racing conducted from May through mid-September with barns, paddock and related facilities for the horses, drivers and trainers, that can accommodate over 2,600 patrons for live racing as well as a Summer Concert Series, featuring national acts;

•
On-site pari-mutuel wagering and thoroughbred, harness and greyhound racing simulcast from other prominent tracks, as well as wagering on Scioto Downs' races at over 800 sites to which the races are simulcast; and

•	Surface parking for approximately 3,500 vehicles.
ERI's Investment in Silver Legacy Joint Venture
Background. The Silver Legacy Resort Casino was developed by the Silver Legacy Joint Venture, then an unconsolidated investee of Resorts, subject to its joint venture agreement dated March 1, 1994.
On November 24, 2015, ERI, through a wholly owned subsidiary, consummated the acquisition of all of the assets and properties of Circus Circus Reno ("Circus Reno") and the 50% membership interest in the Silver Legacy Joint Venture owned by Galleon, Inc. (collectively, the “Circus Reno/Silver Legacy Purchase”). Eldorado also exercised its right to acquire the 3.8% interest in Eldorado Limited Liability Company (“ELLC”) held by certain of its affiliates and shareholders. As a result of these transactions, ELLC and CC-Reno LLC, a newly formed Nevada limited liability company, became wholly-owned subsidiaries of ERI, and Silver Legacy became an indirect wholly owned subsidiary of ERI.
Eldorado's equity in income (losses) related to the Silver Legacy for the 2015 period prior to Circus Reno/Silver Legacy Purchase and for the year ended December 31, 2014 amounted to $3.5 and $2.0 million, respectively.
ERI's Business Strategy
ERI is a gaming and hospitality company established in 1973 that owns and operates gaming facilities located in Louisiana, Nevada, Ohio, Pennsylvania and West Virginia. Its primary source of revenue is gaming, but it uses its hotels, restaurants, bars, shops and other services to attract customers to its properties. Eldorado was founded as a family business by the Carano family and continues, through ERI, to maintain its commitment to customer service, high-quality food and beverage and outstanding amenities. ERI believes that an extraordinary level of personal service and the variety, quality and attractive pricing of food and beverage in ERI's outlets are important factors in attracting customers to ERI's properties and building customer loyalty.
ERI’s Operations
The following table highlights the results of ERI’s operations (dollars in thousand) for the years ended December 31, 2015 and 2014. 2014 amounts include information for MTR Gaming beginning September 19, 2014:

	2015	2014	Percent Increase (Decrease)
Net operating revenues	$719,784	$361,823	98.9%
Operating expenses	648,270	339,478	91.0%
Equity in income of unconsolidated affiliates	3,460	2,705	27.9%
Operating income	72,516	17,555	313.1%
Net income (loss) attributable to ERI	$114,183	$(14,425)	891.6%

The following table highlights ERI’s sources of net operating revenues (dollars in thousands):

	2015	2014	Percent Increase (Decrease)
Gaming and Pari-Mutuel Commissions:
Nevada	$74,626	$61,946	20.5%
Louisiana	125,371	123,228	1.7%
Eastern	423,261	115,660	266.0%
Total Gaming and Pari-Mutuel Commissions	623,258	300,834	107.2%
Non-gaming:
Nevada	72,214	57,625	25.3%
Louisiana	37,273	37,386	(0.3)%
Eastern	51,796	14,427	259.0%
Total Non-gaming	161,283	109,438	47.4%
Promotional allowances:
Nevada	(19,038))	(15,876)	19.9%
Louisiana	(26,302))	(26,654)	(1.3)%
Eastern	(19,417))	(5,919)	228.0%
Total Promotional Allowances	(64,757))	(48,449)	33.7%

Net operating revenues	$719,784	$361,823
ERI’s Seasonality
Casino, hotel and racing operations in ERI's markets are subject to seasonal variation. Winter conditions can frequently adversely affect transportation routes to each of ERI's properties and also may cause cancellations of live horse racing at Mountaineer, Scioto Downs and Presque Isle Downs. As a result, unfavorable seasonal conditions could have a material adverse effect on ERI's operations.
ERI’s Employees
As of December 31, 2015, ERI had approximately 7,800 employees and 11 collective bargaining agreements covering approximately 1,100 employees.
ERI's Markets and Competition
General
The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American reservations and other forms of legalized gaming. There is intense competition among companies in the gaming industry, many of which have significantly greater resources than ERI does. Certain states have legalized casino gaming and other states may legalize gaming in the future. Legalized casino gaming in these states and on Native American reservations near ERI's markets or changes to gaming laws in states surrounding Nevada, Louisiana, West Virginia, Pennsylvania, or Ohio could increase competition and could adversely affect ERI's operations. ERI also competes, to a lesser extent, with gaming facilities in other jurisdictions with dockside gaming facilities, state sponsored lotteries, on and off track pari-mutuel wagering, card clubs, riverboat casinos and other forms of legalized gambling. In addition, various forms of internet gaming have been approved in Nevada and New Jersey and legislation permitting internet gaming has been proposed by the federal government and other states. The expansion of internet gaming in Nevada and other jurisdictions could result in significant additional competition.
Nevada segment
Of the 30 casinos currently operating in the Reno market, ERI believes that its Nevada properties compete principally with the six hotel-casinos which, similarly to Eldorado-Reno and Silver Legacy, each generate at least $36 million in annual gaming revenues. At this time, ERI cannot predict the extent to which new and proposed projects will be undertaken or the extent to which current hotel and/or casino space may be expanded. ERI expects that any additional rooms added in the Reno market will increase competition for visitor revenue. There can be no assurance that any growth in Reno’s current room base or gaming capacity will not adversely affect ERI's financial condition or results of operations.

ERI's Nevada properties also compete with hotel-casinos located in the nearby Lake Tahoe region as well as those in other areas of Nevada, including Las Vegas. A substantial number of customers travel to both Reno and the Lake Tahoe area during their visits. Consequently, ERI believes that its success is influenced to some degree by the success of the Lake Tahoe market. The number of visitors increased during the year ended December 31, 2015 compared with the prior year, and while ERI does not anticipate a significant change in the popularity of either Reno or Lake Tahoe as tourist destination areas in the foreseeable future, any decline could adversely affect ERI's operations.
Since visitors from California comprise a significant portion of ERI's customer base, ERI's Nevada properties also compete with Native American gaming operations in California. In total, the State of California has signed and ratified compacts with 72 Native American tribes, and there are currently 60 Native American casinos operating in California, including casinos located in northern California, which ERI considers to be a significant target market. These Native American tribes are allowed to operate slot machines, lottery games and banking and percentage games on Native American lands.
ERI's management believes that the Reno market draws over 50% of its visitors from California. As northern California Native American gaming operations have expanded, ERI believes that the increasing competition generated by these gaming operations has negatively impacted, and may continue to negatively impact, principally drive-in, day-trip visitor traffic from ERI's Nevada properties' main feeder markets in northern California.
Louisiana Segment
The Shreveport/Bossier City, Louisiana gaming market is characterized by intense competition and the market has not grown appreciably since Eldorado-Shreveport opened in December 2000. Eldorado-Shreveport competes directly with five casinos, all but one of which have operated in the Shreveport/Bossier City market for several years and have established customer bases. In addition, Eldorado-Shreveport also competes with the slot machine facility at Harrah’s Louisiana Casino and Racetrack located in Bossier City and WinStar Casino and casino facilities owned by the Choctaw Nation located in Oklahoma. Casino gaming is currently prohibited in several jurisdictions from which the Shreveport/Bossier City market draws customers, primarily Texas. The Texas legislature has from time to time considered proposals to legalize gaming. Any such proposal would require an amendment to the Texas State constitution, which requires approval by two-thirds of the Texas State Legislature and approval by a majority of votes cast in a statewide voter referendum. Such approvals would legalize gaming in Texas notwithstanding vetoes by the Governor of casino gambling bills. There can be no assurance that casino gaming will not be approved in Texas in the future, which would have a material adverse effect on Eldorado-Shreveport's business. Eldorado-Shreveport competes with several Native American casinos located in Oklahoma, certain of which are located near its core Texas markets. Because Eldorado-Shreveport draws a significant amount of customers from the Dallas/Fort Worth, Texas area, but is located approximately 190 miles from that area, ERI believes that Eldorado-Shreveport will continue to face increased competition from gaming operations in Oklahoma and would face significant competition that may have a material adverse effect on its business and results of operations if casino gaming were to be approved in Texas.
In June 2013, construction was completed on a hotel casino in Bossier City across the Red River from Eldorado-Shreveport. In December 2014, a new luxury, land-based casino opened in Lake Charles, Louisiana approximately 200 miles south of Eldorado-Shreveport, but closer to the Houston, Texas market.
Eastern Segment
Mountaineer, Presque Isle Downs and Scioto Downs primarily compete with gaming facilities located in West Virginia, Ohio and Pennsylvania, including, to a certain extent, each other, and gaming locations located in neighboring states including New York, Indiana and Michigan. In particular, Mountaineer (and to a lesser extent Presque Isle Downs) competes with other gaming facilities located in Pennsylvania, including The Rivers Casino located in downtown Pittsburgh, Pennsylvania and The Meadows Racetrack and Casino located in Washington, Pennsylvania, approximately 50 miles southeast of Mountaineer. An additional license has been granted for a casino to be located in Lawrence County, Pennsylvania, approximately 45 miles from Mountaineer and 90 miles from Presque Isle Downs, which would result in further competition for both of those properties. Further, gaming facilities in Ohio that have recently commenced operations, including the Horseshoe Casino Cleveland, Hollywood Casino Columbus, ThistleDown Racino, Northfield Park and Beulah Park, present significant competition for Mountaineer, Presque Isle Downs and Scioto Downs.
Mountaineer competes with smaller gaming operations conducted in local bars and fraternal organizations. West Virginia law permits limited video lottery machines ("LVLs") in local bars and fraternal organizations. The West Virginia Lottery Commission authorizes up to 7,500 slot machines in these facilities throughout West Virginia. No more than five slot machines are allowed in each establishment licensed to sell alcoholic beverages, and no more than ten slot machines are allowed in each licensed fraternal organization. As of December 31, 2015, there was a total of approximately 1,000 LVL's in bars and fraternal organizations in Hancock county, West Virginia (where Mountaineer is located) and the two neighboring counties (Brooke and Ohio counties). Although the bars and fraternal organizations housing these machines lack poker and table gaming, as well as the amenities and ambiance of the Mountaineer facility, they do compete with Mountaineer, particularly for the local patronage.

While there are three other tracks and one resort in West Virginia that offer slot machine and table gaming, only one, Wheeling Island Casino, lies within Mountaineer's primary market in Wheeling, West Virginia. Wheeling Island Casino currently operates approximately 1,400 slot machines, nine poker tables, and 22 casino table games.
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
General
All of ERI's gaming operations also compete to a lesser extent with operations in other locations, including Native American lands, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, on- and off-track wagering, high-stakes bingo, card parlors, and the emergence of Internet gaming, including proposals at the state and federal levels that would legalize various forms of internet gaming. In addition, casinos in Canada have likewise recently begun advertising and increasing promotional activities in ERI's target markets.
Mesquite
The diagram below depicts the current organizational structure of Mesquite and its subsidiaries.
Investment in Mesquite
Mesquite is engaged in the hotel casino industry in Mesquite, Nevada through its wholly owned subsidiaries, C & HRV, LLC (doing business as Virgin River Hotel/Casino/Bingo) and VRCC, LLC and its wholly owned subsidiaries, 5.47 RBI, LLC and RBG, LLC (doing business as CasaBlanca Resort/Golf/Spa) and its wholly owned subsidiary CasaBlanca Resorts, LLC (doing business as the Oasis Resort and Casino prior to its demolition in 2013) and its wholly owned subsidiaries Oasis Interval Ownership, LLC, Oasis Interval Management, LLC and Oasis Recreational Properties, Inc. Mesquite's operations include approximately 213,000 square feet of casino space, containing 1,610 slot machines, 36 table games, and 1,187 hotel rooms, 371 of which are non-operational rooms located on the site that housed the Oasis prior to its demolition.
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
CasaBlanca Resort/Golf/Spa. The CasaBlanca Resort & Casino (the “CasaBlanca”) includes a hotel with approximately 472 tower rooms (including 24 suites) and 24 timeshare units and a casino with approximately 27,000 square feet of space. The casino offers approximately 837 video poker and slot machines, 25 table games, a full service race and sports book, lounge entertainment and dancing. The CasaBlanca offers various resort and entertainment amenities, including a golf club, a full service spa, tennis courts, a lagoon swimming pool with a waterfall and slide, a hot tub, a sand volleyball court and an arcade. In addition, the CasaBlanca offers the Smorgasbord Buffett, a 320-seat buffet restaurant, The Fez, a 180-seat café, Katherine’s, a 136-seat fine dining restaurant, an ice cream parlor, a gift shop and a 10,000 square-foot banquet and conference facility and a 500-seat showroom. The CasaBlanca, situated on approximately 43 acres, has a parking lot with a capacity for approximately 1,940 cars as well as a 45-unit full service R.V. park. Approximately one mile from the CasaBlanca, situated on a 221-acre site, is the CasaBlanca Golf Club featuring an 18-hole, 7,011 yard championship course. The land on which the golf club is located is leased pursuant to a 99-year lease that expires in June 2094.
Other Assets. Demolition of another hotel casino on Mesquite's Oasis site was completed during 2013. The only remaining structures on the Oasis site are two buildings used for timeshares and a skywalk across Mesquite Boulevard. Also remaining on the site are a parking lot with a capacity for approximately 1,800 cars as well as an 80 unit R.V. park. Approximately four miles from the Oasis site is the Palms Golf Course featuring an 18-hole, 7,008 yard championship course. The Palms Golf Course is located in Arizona just across the Nevada border and is situated on a 256-acre site, of which 108 acres are leased from the State of Arizona pursuant to a lease that expired in May 2015. On March 18, 2015, Mesquite paid the first years rent of $128,000 (which includes a $1,000 renewal fee) under a new lease covering May 13, 2015 through May 12, 2016 and near that same time filed the required paperwork necessary to appeal the land value and lease payment with the Arizona State Land Department. In February 2016, the appraisal on the 108 acres was received at $1,140,000 and a proposed lease of 10 years, with a flat annual payment of $79,800 during years 1 - 5 and a flat annual payment of $83,790 during years 6

- 10 was approved by the Arizona State Land Department Commissioner on February 16, 2016. At this time Mesquite is still awaiting final approval from the Arizona State Land Department Board of Appeals on the proposed lease.
Management of Mesquite
Mesquite’s board of managers (the “Mesquite Board”) is currently composed of five managers who are selected from Mesquite’s two Class A Member Groups, the Black Member Group, which selects three Managers, and the Newport Member Group, which selects the remaining two Managers. The current Managers chosen by the Newport Member Group are Timothy T. Janszen, the Company’s operating manager, and Ryan L. Langdon, one of the Company’s Senior Managing Directors, while the current Managers chosen by the Black Member Group include individuals who were managers of Black Gaming prior to the Mesquite transaction. Under the terms of the Mesquite Operating Agreement, so long as AcquisitionCo remains a Class A Member of Mesquite, it may change its respective representatives on the Mesquite Board from time to time by notice to Mesquite. Any manager of Mesquite may be removed from office with cause upon a vote of at least two-thirds (2/3) of Mesquite’s Class A Membership interests.
Subject to the limitations described below, and except as otherwise delegated to Mesquite’s Chairman (the “Mesquite Chairman”), Chief Executive Officer (the “Mesquite CEO”), Chief Operating Officer (the “Mesquite COO”), or Chief Financial Officer (the “Mesquite CFO”), the Mesquite Board has control over the management of the business and affairs of Mesquite. Each manager has one vote and actions of the Mesquite Board generally require a majority vote of the managers. The members of the Mesquite Board are required to be licensed or found suitable by the relevant Nevada gaming authorities in order to engage in the management of Mesquite. For further information about these licensing and suitability requirements, see “Laws and Regulations” below.
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
Mesquite's Operations
The primary source of Mesquite’s revenues is its properties’ casinos, although their hotels, restaurants, bars, shops and other services are an important adjunct to the casinos. The following table sets forth the respective contributions to Mesquite’s net revenues on a dollar (in thousands) and percentage basis of the major activities at Mesquite’s properties for each of the years ended December 31, 2015 and 2014:

	2015		2014
Revenues:
Casino(1)	$63,534	64.8%	$61,858	65.2%
Food, Beverage and Entertainment(2)	25,911	26.4%	24,904	26.2%
Hotel(2)	17,770	18.1%	16,967	17.9%
Other(2)	9,202	9.4%	8,977	9.5%
Gross revenues	116,417	118.7%	112,706	118.8%
Less:
Promotional allowances(2)	(18,304)	(18.7)%	(17,814)	(18.8)%
Net revenues	$98,113	100.0%	$94,892	100.0%

(1)	Casino revenues are the net difference between the sums received as winnings and the sums paid as losses.

(2)
Hotel, food, beverage, entertainment and other include the retail value of services which are provided to casino customers and others on a complimentary basis. Such amounts are then deducted as promotional allowances to arrive at net revenue.

Mesquite's Seasonality
Mesquite’s results of operations tend to be seasonal in nature with the first half of the year showing higher revenues and operating profits.
Mesquite's Employees
As of December 31, 2015, Mesquite employed approximately 1,466 employees, none of whom are covered by a collective bargaining agreement. Mesquite believes that it has a good relationship with its employees.

Mesquite's Market and Competition
Market description. Mesquite has a population of approximately 16,970 according to the most recently available census data, and is located in the Virgin River Valley adjacent to the Arizona state line and 80 miles northeast of Las Vegas along Interstate 15. Mesquite is a market that attracts both “drive-in” visitors and visitors who are passing through on their way to other destinations by offering gaming as well as other summer and winter recreational activities. In addition to gaming, the Mesquite area features national parks and forests, mountains and lakes and offers year-round opportunities for outdoor activities of all types.
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
According to the Las Vegas Convention and Visitors Authority (the “Visitors Authority”), the Mesquite area attracted an estimated 1.2 million visitors during each of the years ended December 31, 2015 and 2014. Based on information reported by the Visitors Authority and the Nevada State Gaming Control Board, gaming revenues for the Mesquite gaming markets were $114.1 million, $113 million and $113.1 million in 2015, 2014 and 2013, respectively.
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
Competitors, Mesquite, Nevada. There are three operating hotel-casinos in Mesquite, Nevada, two of which are owned by Mesquite. Mesquite suspended operations at another of its hotel-casinos, the Oasis, on June 30, 2009 and surrendered its gaming license related to that property. Mesquite continued to use the hotel rooms, RV Park and timeshares at the Oasis until the recent demolition discussed previously and continues to utilize the timeshares now that the demolition is complete, as the structures housing those properties remain. As of December 31, 2015 there were approximately 1,712 hotel rooms in Mesquite, Nevada, 1,560 of which are owned by Mesquite. Within the three operating hotel-casinos there are eight dining options, five of which are located at Mesquite properties. Mesquite also competes with free standing dining facilities in Mesquite, Nevada. The only other licensed resort gaming facility in Mesquite is the Eureka Casino Hotel (the “Eureka”). Mesquite believes that the hotel casinos are sufficiently distinct and diversified such that each property caters to a different type of clientele. For instance, the CasaBlanca, which contains a spacious casino floor and a tower hotel, appeals to the customer who seeks to enjoy a mega resort type experience that is away from the hustle and bustle of Las Vegas. On the other hand, the Virgin River caters to the local Mesquite customer who is more likely to be attracted by the intimate gaming atmosphere and amenities such as a bowling alley. With 210 rooms and 3 dining facilities, Mesquite believes that the Eureka targets the local Mesquite customer and competes directly with the Virgin River. There is no limit on the number of gaming licenses that may be granted in Mesquite or in some of the other gaming markets in which Mesquite competes. In particular, other than zoning limitations and licensing requirements of the City of Mesquite, there are no restrictions on additional casinos being constructed and opened in Mesquite, including by competitors that may have greater financial and other resources than Mesquite.
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
Competitors, West Wendover, Nevada. West Wendover, Nevada is located on the eastern border of Nevada in Elko County. The city is contiguous with Wendover, Utah and is approximately 120 miles west of Salt Lake City, Utah, less than half the distance between Mesquite and Salt Lake City, Utah. According to the Nevada State Gaming Control Board, the West

Wendover casinos collectively contain approximately 4,000 slot machines and 160 games and tables as of December 31, 2015. Mesquite competes with these casinos for gaming customers located in Salt Lake City, Utah and the outlying areas. Nonetheless, Mesquite believes that it benefits from a more favorable climate and more attractive amenities. In West Wendover, during September through December, the average number of days with precipitation ranges from five to nine days with temperatures ranging from 38 to 58 degrees Fahrenheit. Mesquite, on the other hand, has on average three to four days of precipitation with temperatures ranging from 48 to approximately 72 degrees Fahrenheit during the same period.
Competitors, California Gaming Market. Reference is made to the discussion appearing under “ERI's Markets and Competition - Nevada Segment” regarding the development of Native American casinos in the state of California.
LAWS AND REGULATIONS
Introductory Explanation
During all of the fiscal year covered by this report, and until March 29, 2016, NGA owned interests in both ERI and Mesquite. On March 29, 2016, NGA completed the liquidation of its ownership interest in ERI. Thus, as of the date of this report the only interest it continues to own is its interest in Mesquite. The following discussion of gaming regulation and licensing includes a discussion for Nevada, which is applicable to both ERI and Mesquite, as well as discussions for Louisiana, West Virginia, Pennsylvania and Ohio, each of which is applicable only to ERI, in which NGA ceased to have any ownership interest on March 29, 2016.
Gaming Regulation Overview
ERI and Mesquite and their operations are subject to extensive regulation under laws, rules and supervisory procedures primarily in the jurisdictions where their facilities are located or docked. If additional gaming regulations are adopted in Louisiana, Nevada, Ohio, Pennsylvania or West Virginia, where their operations are conducted, those regulations could impose additional restrictions or costs that could have a significant adverse effect on those operations. From time to time, various proposals have been introduced in the legislatures of the jurisdictions in which ERI and Mesquite conduct operations which, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and those operations. ERI and Mesquite do not know whether or when such legislation will be enacted. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees could adversely affect ERI's and/or Mesquite's, or their subsidiaries’ operations.
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
The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that seek to:

•	Prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity;

•	Establish and maintain responsible accounting practices and procedures;

•	Maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues;

•	Provide reliable record keeping and require the filing of periodic reports with the Nevada Gaming Authorities;

•	Prevent cheating and fraudulent practices;

•	Maintain a Gaming Compliance and Reporting Plan, including the establishment of a Gaming Compliance Committee and the retention of a Corporate Compliance Officer; and

•	Provide a source of state and local revenues through taxation and licensing fees.
Changes in these laws, regulations and procedures could have an adverse effect on gaming operations at Nevada casinos, including those of ERI and Mesquite.
ERI is registered by the Nevada Commission as a publicly traded corporation (a “Registered Corporation”) that is authorized to own all of the membership interests of Eldorado. As a Registered Corporation, ERI is required to submit periodic detailed financial and operating reports to the Nevada Commission and to furnish any other information which the Nevada Commission may require. Eldorado is approved and registered as a private holding company authorized to own and control all of the membership interests of Resorts. Resorts, which owns and operates Eldorado-Reno, and Mesquite, which owns and operates Virgin River and CasaBlanca, are licensed by the Nevada Gaming Authorities as corporate licensees (“Corporate Licensees”) under the terms of the Nevada Act. Each of Eldorado-Reno, Silver Legacy, Virgin River and CasaBlanca are licensed as non-restricted (casino) gaming operations under Nevada law. No person may become a member of, or receive any percentage of the profits from, Eldorado or Mesquite without first obtaining licenses and approvals from the Nevada Gaming Authorities. All of the members of Eldorado and Mesquite have obtained the licenses and approvals necessary to own their respective interests in Eldorado and Mesquite, respectively. Eldorado and its affiliated entities have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities at Eldorado-Reno, Circus Reno and Silver Legacy. Likewise, Mesquite and its affiliated entities have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities at Virgin River and CasaBlanca and to own its interests in VRCC, LLC and C & HRV, LLC.
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
The Company is registered with the United States Securities and Exchange Commission (SEC) and is required by Nevada Gaming Regulations to comply with the SEC's periodic reporting requirements.  Recently, the Nevada Gaming Regulations were amended to allow for possible exemption from such requirements.  Subsequent to February 29, 2016, the Company requested a hearing with the Nevada regulators to determine whether the Company qualifies for the exemption.  If it is determined during the hearing, which is scheduled for July 2016, that the Company qualifies for the exemption, the Company intends to discontinue the filing of periodic reports with the SEC.
Louisiana Regulation and Licensing
In the State of Louisiana, ERI, through two wholly owned subsidiaries, owns 100% interest in and operates Eldorado-Shreveport. The operation and management of a riverboat casino in Louisiana is subject to extensive state regulation. The Louisiana Riverboat Economic Development and Gaming Control Act, or the Riverboat Act, became effective on July 19, 1991.
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
At any time, the Gaming Control Board may investigate and require the finding of suitability of any member, beneficial owner, or officer of Eldorado or of any of its subsidiaries. The Gaming Control Board requires all holders of more than a 5% interest in the license holder (regardless of whether the interest is a voting or non-voting interest) to submit to suitability requirements. Additionally, if a member or beneficial owner who must be found suitable is a corporation, limited liability company, or partnership entity, then the shareholders, members, or partners of the entity must also submit to investigation. The sale or transfer of an interest in any interest in a riverboat licensee is subject to Gaming Control Board approval.
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
Horse Racing and Pari-Mutuel Wagering. The WV Racing Commission, which is comprised of three members appointed by the Governor of West Virginia, regulates live racing, simulcast racing, televised racing and pari-mutuel wagering. Racing and pari-mutuel wagering are governed by the applicable West Virginia statutes and legislative rules promulgated by the WV Racing Commission.  Mountaineer is licensed by the WV Racing Commission, which license is renewed annually unless the WV Racing Commission rejects the application for renewal for good cause. The licensee pays an annual license tax as well as daily license taxes and pari-mutuel wagering taxes to the WV Racing Commission.  The racing statutes, including the taxes, are subject to change by the West Virginia legislature. The legislative rules promulgated by the WV Racing Commission are subject to amendment by the WV Racing Commission, but changes to the rules need to be approved by the West Virginia legislature.  Licenses are not transferable.
As part of its application for renewal of its license, Mountaineer must disclose substantial information to the WV Racing Commission and notify the WV Racing Commission of changes in material information during the license year. This information includes the following:

•	The names and addresses of all Mountaineer directors and stockholders;

•	The names and addresses of key employees of Mountaineer;

•	The dates and locations of race meetings;

•	The hours of operation on each race day;

•	A list of names of all required race officials;

•	A current and accurate financial statement of Mountaineer certified by an independent certified public accountant; and

•	Any other information required by the WV Racing Commission.
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

Additionally, the West Virginia Legislature has established a fund for modernization of racetrack video lottery terminals into which the WVLC annually deposits a portion of the amount it retains for administration of racetrack video lottery games.  An account is established for Mountaineer and for each of the other racetracks.  Mountaineer may draw annually from its account matching dollars to help pay the expense of upgrading and modernizing its racetrack video lottery terminals. For every two dollars a licensee spends on certain equipment, it is authorized to receive one dollar in recoupment from the fund.  In the event there remains a balance unspent by a licensee at the end of the year, that amount may be carried forward for one year, after which such amount reverts to the West Virginia State Lottery Fund.  The West Virginia Licensed Racetrack Modernization Fund is currently authorized to be funded through the fiscal year ending June 30, 2020. A change to these statutes could have a significant impact on the profitability of Mountaineer’s racetrack video lottery gaming business and revenues.
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
Pennsylvania Gaming Control Board. The PGCB was created in 2004 by the Pennsylvania Race Horse Development and Gaming Act (the “Gaming Act”).  The PGCB consists of seven voting members, three are appointed by the Governor of the Commonwealth of Pennsylvania and one by each of the four legislative caucuses. A super-majority vote consisting of each of the legislative commissioners and at least one gubernatorial commissioner is required for PGCB decisions.  The Secretary of Revenue, the Secretary of Agriculture, and the Treasurer of the Commonwealth serve as ex officio members of the PGCB.  Generally, the PGCB is mandated to protect the public through the regulation and policing of all activities involving gaming.
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
There is an additional requirement to repay a loan obtained from the Commonwealth of Pennsylvania to cover the initial regulatory start-up costs before any of Pennsylvania’s casinos began operations.  The repayment amount of $63.8 million is a ten-year requirement assessed against each property’s gross terminal revenue according to a formula established per a pronouncement of the PGCB dated July 11, 2011.  The formula averages the property’s percentage annual gross terminal revenue of the total from all properties each year with its cumulative percentage of all gross terminal revenue generated since gaming commenced in the Commonwealth of Pennsylvania.  The average obtained is applied against the $6.38 million payment to be made each year, with the final payment due on January 1, 2021.
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
Each time SDI submits additional information to OLC in connection with SDI’s VLT Gaming License, the Ohio Director maintains discretion to suspend, revoke or reconsider the application or otherwise modify the conditions of the issuance of SDI’s VLT Gaming License. If SDI’s VLT Gaming License is suspended, revoked or not renewed, SDI would have to cease its VLT Gaming business. SDI’s VLT Gaming License is subject to suspension, modification, revocation or fines as authorized by statute, rule, regulation, policy order or directive of OLC or the Ohio Director.
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
Internal Revenue Service Regulations
The Internal Revenue Service requires operators of casinos located in the United States to file information returns for U.S. citizens, including names and addresses of winners, for keno, bingo and slot machine winnings in excess of stipulated amounts. The Internal Revenue Service also requires operators to withhold taxes on some keno, bingo and slot machine winnings of nonresident aliens. The Company is unable to predict the extent to which these requirements, if extended, might impede or otherwise adversely affect the operations or those of its investees.
Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department require the reporting of suspicious activity and currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation began in 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States which are exempt from the ambit of these regulations.
Other Laws and Regulations
The sale of alcoholic beverages at Virgin River and CasaBlanca are subject to licensing, control and regulation by applicable local regulatory agencies. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any license, and any disciplinary action could, and revocation would, have a material adverse effect upon ERI's and/or Mesquite's operations.
Virgin River and CasaBlanca are subject to extensive state and local regulations and, on a periodic basis, they must obtain various licenses and permits, including those required to sell alcoholic beverages. Mesquite believes that it and its subsidiaries have obtained all required licenses and permits and that their business, which is conducted through their subsidiaries, is conducted in substantial compliance with applicable laws.
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
The Company
The Company owns no real property, but it owned equity interests in ERI and Mesquite during all of the fiscal year covered by this report and until March 29, 2016, when it liquidated its interest in ERI. ERI and Mesquite each owns real estate and personal property associated with the following casino resorts, as more fully described in Item 1 of this report:
ERI's properties consist of the following:

•
Eldorado-Reno is situated on an approximately 159,000 square foot parcel at 345 North Virginia Street, Reno, Nevada. Resorts, a wholly owned subsidiary of Eldorado, owns the entire parcel, except for approximately 30,000 square feet which is leased from C. S. and Y. Associates, a general partnership of which Donald Carano is a general partner (the "CSY Lease"). The lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 or (ii) an amount based on a decreasing percentage of Eldorado-Reno’s gross gaming revenues ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75.0 million. Rent pursuant to the CSY Lease amounted to approximately $0.6 million in each of the years ended December 31, 2015, 2014 and 2013. On May 30, 2011, the Company and C. S. & Y. Associates entered into a fourth amendment to the CSY Lease. C. S. & Y. Associates agreed to execute and deliver the deeds of trust encumbering the approximately 30,000 square feet leased from C. S. & Y. Associates on which a portion of Eldorado-Reno is located as security for the Senior Secured Notes and the Secured Credit Facility. In exchange for this subordination, a fee of $0.1 million was paid annually during the term of the indenture relating to the Senior Secured Notes. As a result of the July 2015 refinancing, the subordination was eliminated. As of February 29, 2016, substantially all of ERI's assets, including the Eldorado-Reno, were pledged to secure its outstanding indebtedness under various senior secured notes and credit obligations.

•
Silver Legacy is situated on two parcels adjacent to the Eldorado-Reno and located at 407 North Virginia Street and 411 North Sierra Street in Reno, Nevada. Silver Legacy Joint Venture owns both parcels comprising 118,167 and 119,927 square feet. As of February 29, 2016, substantially all of ERI's assets, including the Silver Legacy, were pledged to secure its outstanding indebtedness under various senior secured notes and credit obligations.

•
Circus Circus Reno is situated on approximately ten acres of land in Reno, Nevada. As of February 29, 2016, substantially all of ERI's assets, including the Circus Circus Reno, were pledged to secure its outstanding indebtedness under various senior secured notes and credit obligations.

•
Eldorado-Shreveport is situated on approximately nine acres of leased land in Shreveport, Louisiana. As of February 29, 2016, substantially all of ERI's assets, including the Eldorado-Shreveport, were pledged to secure its outstanding indebtedness under various senior secured notes and credit obligations.

•
Mountaineer Casino Racetrack & Resort is situated on approximately 1,730 acres of land in Chester, Hancock County, West Virginia. The land, which is owned by ERI, includes approximately 1,250 acres of land that are considered non-operating real properties that ERI intends to sell. As of February 29, 2016, substantially all of ERI's assets, including the Mountaineer Casino Racetrack & Resort, were pledged to secure its outstanding indebtedness under various senior secured notes and credit obligations.

•
Presque Isle Downs & Casino is located on approximately 272 acres of land that ERI owns in Summit Township, Erie County, Pennsylvania. As of February 29, 2016, substantially all of ERI's assets, including the Presque Isle Downs & Casino, were pledged to secure its outstanding indebtedness under various senior secured notes and credit obligations.

•
Scioto Downs is located on approximately 208 acres of land that ERI owns in Columbus, Ohio. As of February 29, 2016, substantially all of ERI's assets, including the Scioto Downs, were pledged to secure its outstanding indebtedness under various senior secured notes and credit obligations.

Mesquite's properties consist of the following:

•
Virgin River Hotel/Casino/Bingo is situated on an approximately 32-acre site in Mesquite, Nevada that is owned by Mesquite. As of February 29, 2016, the repayment of approximately $15.5 million and $35 million of indebtedness was secured by a first lien deed of trust and second lien deed of trust, respectively, on, and a security interest in, substantially all of Mesquite’s real property interests and fixtures, including the Virgin River Hotel/Casino/Bingo.

•
CasaBlanca Resort/Golf/Spa is situated on approximately 43 acres in Mesquite, Nevada that is owned by Mesquite. Approximately one mile from the CasaBlanca, situated on a 221-acre site, is the CasaBlanca Golf Club featuring an 18-hole, 7,011 yard championship course. The land on which the golf club is located is leased pursuant to a 99-year lease that expires in June 2094. As of February 29, 2016, the repayment of approximately $15.5 million and $35 million of indebtedness was secured by a first lien deed of trust and second lien deed of trust, respectively, on, and a security interest in, substantially all of Mesquite’s real property interests and fixtures, including the CasaBlanca Resort/Golf/Spa.

•
Oasis Hotel & Casino, which was demolished in 2013 leaving two buildings used for timeshares and a skywalk across Mesquite Boulevard remaining, was situated on an approximately 26-acre site in Mesquite, Nevada that continues to be owned by Mesquite. Approximately four miles from that site is the Palms Golf Course featuring an 18-hole, 7,008 yard championship course. The Palms Golf Course straddles the Nevada/Arizona border and is situated on a 256-acre site, of which 109 acres are leased from the State of Arizona pursuant to a lease that expired in May 2015. Mesquite has paid the first years rent of $128,000 (which includes a $1,000 renewal fee) under a new lease covering May 13, 2015 through May 12, 2016. At this time Mesquite is awaiting final approval from the Arizona State Land Department on a proposed ten-year lease. As of February 29, 2016, the repayment of approximately $15.5 million and $35 million of indebtedness was secured by a first lien deed of trust and second lien deed of trust, respectively, on, and a security interest in, substantially all of Mesquite’s real property interests and fixtures, including the land on which the Oasis was situated.

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
The only classes of equity securities of the Company currently outstanding are its Class A Units, which is the Company’s only class of voting securities, and its Class B Units. As of the date of this report, VoteCo is the holder of record of one Class A Unit, which is the only Class A Unit issued and outstanding, and InvestCo is the holder of record of all the Company’s 9,999 Class B Units. The Company did not issue any equity securities during the year ended February 29, 2016, nor did the Company or any “affiliated purchaser” (as defined in Rule 10b-18 (a) (3) under the Securities Exchange Act of 1934) purchase any equity securities of the Company during the year ended February 29, 2016.
On January 7, 2016, in connection with the sale of NGOF's ownership interest in InvestCo to NGOF I-A, the Company distributed approximately $1.1 million to NGOF. The Company does not expect to pay any dividends or other distributions in the foreseeable future.
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
The Company's holdings during all of the fiscal year ended February 29, 2016 consisted of a 40% equity interest in Mesquite Gaming LLC (“Mesquite”), a loan to Mesquite, and publicly-traded shares of common stock of Eldorado Resorts, Inc. (“ERI” formerly known as Eclair Holdings Company), representing approximately 7.6% of ERI's outstanding common shares. On March 29, 2016, the Company completed the liquidation of all of its investment in ERI common stock.
Background
The Company’s previous 17.0359% equity interest (the "Eldorado Interest") in Eldorado Holdco, LLC ("Eldorado")and current 40% equity interest in Mesquite (the "Mesquite Interest") were effectively acquired on December 14, 2007 and August 1, 2011, respectively. On September 19, 2014, upon consummation of a merger between MTR Gaming, Inc. ("MTR") and Eldorado (the "ERI Merger"), and in accordance with an Agreement and Plan of Merger, dated as of September 9, 2013, as amended on November 18, 2013, February 13, 2014 and May 13, 2014, by and among MTR, Eldorado, Eldorado Resorts, Inc. ("ERI," a Nevada corporation formerly known as Eclair Holdings Company) and certain affiliates of ERI and Eldorado (the “Merger Agreement”), 4,030,440 shares, including post-closing adjustments, of ERI common stock, $0.00001 par value, representing an approximate 8.6% ownership interest (the "ERI shares"), were received by the Company in exchange for the Eldorado Interest.
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
During the period from January 26, 2016 through March 29, 2016, the Company liquidated its ownership interest in ERI through the sale in open market transactions of a total of 4,030,440 shares of ERI's common stock representing at December 31, 2015 (based on the public reports of ERI) approximately 8.6% of such shares issued and outstanding. The Company's results of operations subsequent to its liquidation of the ERI shares will differ significantly from those prior to the liquidation.
ERI
As a result of the ERI Merger, the Company’s previous 17.0359% equity interest in Eldorado, which was accounted for using the equity method, was converted to 4,030,440 shares, including post-closing adjustments, of ERI common stock, which are classified, and accounted for, as available-for-sale securities. Upon conversion, the fair market value of the ERI shares, based on then current trading activity, was less than the carrying value of the equity interest in Eldorado prior to the ERI Merger, resulting in a write down of such value and a charge to other comprehensive loss for an unrealized holding loss of approximately $7.1 million. Commencing September 19, 2014 through February 28, 2015, additional adjustments to carrying value of the ERI shares based on trading activity resulted in an unrealized holding gain of approximately $21.3 million. During the period from January 26, 2016 through March 29, 2016, the Company liquidated its ownership interest in ERI through the sale in open market transactions of a total of 4,030,440 shares of ERI's common stock representing at December 31, 2015 (based on the public reports of ERI) approximately 8.6% of such shares issued and outstanding. The transactions resulted in a realized gain of approximately $17.7 million, $2.2 million of which had been recognized as of February 29,2016.
The post-merger operations of ERI represent a consolidation of the pre-merger operations of Eldorado and those of MTR Gaming, Inc. ("MTR") in accordance with the terms of the Merger Agreement. As a condition of the ERI Merger, Eldorado disposed of a 21.25% interest in Tamarack Junction, a small casino in south Reno.
On November 24, 2015, Eldorado, through a wholly owned subsidiary, consummated the acquisition of all of the assets and properties of Circus Circus Reno ("Circus Reno") and the 50% membership interest in the Silver Legacy Joint Venture owned by Galleon, Inc. (collectively, the “Circus Reno/Silver Legacy Purchase”). Eldorado also exercised its right to acquire the 3.8% interest in Eldorado Limited Liability Company (“ELLC”) held by certain of its affiliates and shareholders. As a result of these transactions, ELLC and CC-Reno LLC, a newly formed Nevada limited liability company, became wholly-owned subsidiaries of ERI, and Silver Legacy became an indirect wholly owned subsidiary of ERI.
As a result of the ERI Merger and the Circus Reno/Silver Legacy Purchase, ERI owns and operates (1) three casino resorts in Reno, Nevada, the Eldorado Hotel & Casino, Circus Circus Reno, and Silver Legacy Resort Casino, (2) Eldorado Resort Casino Shreveport located in Shreveport, Louisiana, (3) Scioto Downs Racino located in Columbus, Ohio, (4) Mountaineer Casino Racetrack & Resort located in Chester, West Virginia, and (5) Presque Isle Downs & Casino located in Erie, Pennsylvania. Combined, the seven properties contain approximately 4,900 hotel rooms, 300 table and poker games, 45 restaurants and 10,300 slot machines and video lottery terminals.
Management notes that a comparative discussion regarding the revenues and expenses of ERI's year ended December 31, 2015 and ERI's year ended December 31, 2014 is not included here as the properties owned, and thus the income and expenses recorded, during the periods are not consistent enough so that the discussion would be meaningful. See the discussion under the caption "ERI's Operations" in Item 1 of this report for ERI's operational highlights and sources of revenues.
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
Operational highlights for Mesquite for its fiscal year ended December 31, 2015 included net operating revenues of approximately $98.1 million and operating expenses of approximately $90.8 million, compared with $94.9 million and $90.1 million for the year ended December 31, 2014 . Interest expense during 2015 was approximately $4.2 million and net income was approximately $3.1 million, compared with interest expense of approximately $3.8 million and net income of approximately $0.8 million for the year ended December 31, 2014. The increase in net income of approximately $2.3 million was due primarily to a $3.2 million increase in net operating revenues partially offset by $0.7 million and $0.2 million increases in operating expenses and interest expense, respectively.
Results of Operations, Year Ended February 29, 2016 Compared to the Year Ended February 28, 2015
For the year ended February 29, 2016, the Company’s equity in the net income of its unconsolidated investee, Mesquite, was approximately $1.2 million. This is compared to equity in the net income of unconsolidated investees of approximately $0.2 million during the year ended February 28, 2015, with Mesquite and Eldorado accounting for an approximate $0.3 million gain and $0.1 million loss, respectively. The increase in equity in net income of unconsolidated investees is attributable to a $3.2 million increase in Mesquite's net operating revenues, partially offset by $0.7 million and $0.2 million increases in operating expenses and interest expense, respectively.
The Company's expenses of $0.3 million for the year ended February 29, 2016 were approximately $35,000 higher than those for the year ended February 28, 2015, and net income for the year ended February 29, 2016 increased approximately $3.0 million primarily due to the $2.2 million realized gain on the sale of marketable securities. Equity in the net income of unconsolidated investees increased approximately $1.0 million, while income taxes increased approximately $0.3 million.
The Company's results of operations subsequent to its liquidation of the ERI shares will differ significantly from those prior to the liquidation. Incorporated by reference is the information in Note 4 of the Notes to Consolidated Financial Statements incorporated by reference to Item 8 of this report.
Liquidity and Capital Resources
During the years ended February 29, 2016 and February 28, 2015, the Company incurred costs of approximately $0.3 million and $0.2 million, respectively, associated with the Company’s ownership of its interests in ERI and Mesquite.
For the year ending February 28, 2017, the Company expects to incur approximately $0.2 million in costs associated with the Company’s ownership of its interests in ERI and Mesquite. These costs are expected to be funded by the Newport Funds. The Company has no current plans to make any additional investments and thus believes it has the resources to fund its operations and commitments during the year ending February 28, 2017.
Critical Accounting Estimates and Policies
Prior to September 19, 2014, the Company's 17.0359% and 40% investments in Eldorado and Mesquite, respectively, were both accounted for using the equity method of accounting. Subsequent to September 19, 2014, the Mesquite Interest continues to be accounted for using the equity method; however, the ERI shares (which were received upon conversion of the Eldorado Interest) are classified, and accounted for, as available-for-sale securities. Accordingly, except for the ERI shares which were, until sold by the Company, accounted for at estimated fair value based on current trading activity (Level 1 inputs) as required by GAAP, the Company measures all of its assets and liabilities on the historical cost basis of accounting except as required by GAAP. The Company's assets are evaluated at least annually (and more frequently when circumstances warrant) to determine if events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of such events or changes in circumstances that might indicate impairment testing is warranted might include an adverse change in the legal, regulatory or business climate relative to gaming nationally or in the jurisdictions in which any Company investee operates, or a significant long-term decline in historical or forecasted earnings or cash flows of the investee or the fair value of its property or business, possibly as a result of competitive or other economic or political factors. In evaluating whether a loss in value is other than temporary, the Company considers: (1) the length of time and the extent to which the fair value or market value has been less than cost; (2) the financial condition and near-term prospects of the investee, including any specific events which may influence the operations; (3) the Company’s intent and ability to retain its investments in the investee for a period of time sufficient to allow for any anticipated recovery in fair value; (4) the condition and trend of the economic cycle; (5) the investee’s historical and forecasted financial performance; (6) trends in the general market; and (7) the investee’s capital strength and liquidity.
In determining whether the carrying value of the Company’s investment in Mesquite is less than its estimated fair value of the investment, a discounted cash flow approach to value is used and is based on Level 3 inputs as defined by GAAP. The Company’s valuation model incorporates an estimated weighted-average cost of capital (effectively, a discount rate) and terminal value multiples that are used by market participants. The estimated weighted-average cost of capital is based on the risk free interest rate at the time, adjusted for specific risk factors. The Company also considers the metrics of specific business transactions that may be comparable to varying degrees. The weight assigned to these approaches to value in the Company’s impairment evaluation may vary from period to period depending upon evolving events. Forecasted prospective financial information used in the model is based on management’s expected course of action. Sensitivity analyses are also performed related to key assumptions used, including possible variations in the weighted-average cost of capital and terminal value multiples, among others. Level 1 inputs as defined by GAAP were utilized in the evaluation of the ERI shares.
The Company did not record any impairment for the years ended February 29, 2016 and February 28, 2015 related to its equity method investments in Eldorado and Mesquite.
Equity in the net income (loss) and other comprehensive income (loss) of unconsolidated investee
The Company recognizes equity in the net income (loss) and other comprehensive income (loss) of its unconsolidated investees on a calendar year basis (through September 18, 2014 for Eldorado). For example, the Company’s net income for the year ended February 29, 2016 included equity in the net income of Mesquite for Mesquite's year ended December 31, 2015.
Available-for-sale securities
The Company's ERI shares, which were received upon conversion of the Eldorado Interest on September 19, 2014, were classified, and accounted for, as available-for-sale securities and were carried at estimated fair value based on current trading activity (Level 1 inputs). All realized gains and losses on the ERI shares were included in net income, while unrealized gains and losses were included in the Company's consolidated statements of operations as a component of other comprehensive income.
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
Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was performed by management, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective as of February 29, 2016.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that, as of February 29, 2016, the Company’s internal control over financial reporting is effective based on those criteria.
This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Commission.

ITEM 9B.	OTHER INFORMATION.
None
Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
NGA is managed by a board of managers which has three members who are Timothy T. Janszen (who is also NGA’s Operating Manager), Ryan Langdon and Roger May. Each of NGA’s managers may be removed from the Company’s board of managers at any time, with or without cause, by VoteCo as the holder of all of NGA’s voting equity. A majority of NGA’s managers may remove the Operating Manager from the position of Operating Manager (but not from the position of manager). The approval of a majority of NGA’s managers is required to elect a new Operating Manager, who must be selected from among the members of NGA’s board of managers. Other than its Operating Manager, NGA does not have any executive officers.
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

The following table sets forth information as of the date of this report, regarding each manager of NGA and Mesquite and ERI's board of directors.

Name	Age	Position(s)
Timothy T. Janszen(1)	52	Manager of the Company and Mesquite and Operating Manager of the Company
Ryan Langdon(2)	43	Manager of the Company and Mesquite
Roger A. May(3)	50	Manager of the Company
Katherine Ann Banuelos(4)	36	Manager of Mesquite
Anthony Toti(5)	55	Manager of Mesquite
Brendan Gaughan(6)	40	Manager of Mesquite

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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires NGA's managers, executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, the “reporting persons”) to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission and to furnish us with copies of these reports. Based on written representations received from our reporting persons, we believe that no filings were required to be made by those reporting persons for the period March 1, 2015 through February 29, 2016.
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
NGA’s managers, including its Operating Manager, are not entitled to compensation from the Company for any services rendered to or on behalf of the Company, or otherwise, in their capacities as managers of NGA and, accordingly, no compensation for such services has been paid to the Company’s managers by or on behalf of NGA. NGA’s managers, including the Operating Manager, also are not compensated by or on behalf of the Company for any other services they provide to the Company, including the services performed by Mr. Janszen that are commonly performed by a principal executive officer and the services performed by Mr. May that are commonly performed by a principal financial officer or a principal accounting officer. NGA’s managers are entitled to reimbursement from the first available funds of the Company for direct out-of-pocket costs and expenses they incur on behalf of the Company that directly relate to the business and affairs of the Company. During the year ended February 29, 2016, NGA did not have any named executive officers other than its Operating Manager, Timothy T. Janszen, who during the year performed services for the Company commonly performed by a principal executive officer, for which he received no compensation from the Company. Roger A. May, a Manager of NGA, performed services for the Company during the year ended February 29, 2016 commonly performed by a principal financial officer, for which Mr. May received no compensation from the Company.

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

(5)
Timothy T. Janszen, Ryan Langdon and Roger A. May (collectively, the “VoteCo Equityholders”) are the voting members of VoteCo, holding 42.85, 42.85 and 14.3 VoteCo Units, respectively. These individuals may be deemed to form a “group” holding all 100 VoteCo Units and, as a result, each such individual may be deemed to be a beneficial owner of the Class A Unit of NGA directly held by VoteCo.

(6)	Mr. Langdon is a member of NGA’s and VoteCo’s board of managers.

(7)	Mr. May is a member of NGA’s and VoteCo’s board of managers.
The following table sets forth, as of the date of this report, information regarding the beneficial ownership by each of NGA’s managers, Timothy T. Janszen, Ryan Langdon and Roger A. May, of each class of equity securities of NGA, NGA’s parent, VoteCo, and NGA’s subsidiaries, Blocker and AcquisitionCo, of which he owns any beneficial interest. Mr. Janszen, who is NGA’s operating manager, and performs services for NGA commonly performed by a principal financial officer, is NGA’s only named executive officer.

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

Equity Compensation Plans
The following tables set forth certain information relating to equity compensation plans as of February 29, 2016 for the Company, which has no equity compensation plan.
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
Related Transactions
The Company
On January 26, 2016, the Company, through AcquisitionCo, made a loan to NGOF I-A. The loan was in the principal amount of $4,900,000. The principal amount of the loan is due and payable 180 days following the date of the loan. Interest on the unpaid principal amount from time to time outstanding is payable at a rate of 5% per annum. NGOF I-A may, without premium or penalty, prepay all or any portion of the outstanding principal balance, provided the prepayment is accompanied by payment of the accrued interest on the amount of principal prepaid, calculated to the date of the prepayment. The promissory note evidencing the loan, which may not be assigned or transferred by the Company without the prior written consent of NGOF I-A, contains customary default provisions. AcquisitionCo funded the loan to the NGOF I-A utilizing funds borrowed simultaneously from Credit Suisse in like amount which was fully repaid on February 5, 2016. On April 1, 2016, the Company distributed the proceeds from the sale of ERI shares and reclassified the $4.9 million loan amount, along with approximately $65,000 related to expenses incurred in connection with the Company's ownership in ERI, as a distribution to NGOF I-A.
In 2007, NGOF received on behalf of (but did not remit to) the Company $5,118,172 of interest and $61,600 of preferred dividends related to investments of the Company which have historically been reflected in the Company's balance sheets as due from the Newport Funds. In connection with the January 7, 2016 sale by NGOF of its ownership interest in InvestCo to NGOF I-A, the $5,179,792 due from the Newport Funds was reclassified as a distribution to NGOF.
At February 29, 2016 and February 28, 2015, the Company owed $0.1 million and $3.7 million, respectively, to the Newport Funds for expenses paid on the Company’s behalf since inception of the Company. The Newport Funds have agreed to waive demand of payment of the amounts advanced to the Company through March 1, 2018, and, accordingly, the liability is also reflected as long-term. During 2016, the Company repaid approximately $3.8 million to NGOF.

ERI
The following summarizes the related party transactions of ERI, which was an investee of the Company during all of the fiscal year covered by this report and thereafter until the Company completed its liquidation of its ERI investment on March 29, 2016 (based on ERI's public disclosure).
Prior to the consummation of the ERI Merger, Resorts was party to a management agreement (the "Eldorado Management Agreement") with Recreational Enterprises, Inc. ("REI") and Hotel Casino Management ("HCM"), pursuant to which REI and HCM (collectively, the "Managers") agreed to (a) develop strategic plans for Resorts' business, including preparing annual budgets and capital expenditure plans, (b) provide advice and oversight with respect to financial matters of Resorts, (c) establish and oversee the operation of financial accounting systems and controls and regularly review Resorts' financial reports, (d) provide planning, design and architectural services to Resorts and (e) furnish advice and recommendations with respect to certain other aspects of Resorts' operations. In consideration for such services, Resorts agreed to pay the Managers a management fee not to exceed 1.5% of Resorts' annual net revenues, not to exceed $0.6 million per year. REI is beneficially owned by members of the Carano family and HCM is beneficially owned by members of the Poncia family. The Carano family and Poncia family hold significant ownership interests in ERI. Management fees were not paid subsequent to the consummation of the merger of Eldorado and MTR. In 2015, Donald L. Carano and Raymond J. Poncia received remuneration in the amount of $0.4 million and $0.2 million, respectively, for their services as consultants to ERI and its subsidiaries in lieu of the management fees previously paid under the terms of the Eldorado Management Agreement.
Eldorado owns the entire parcel on which Eldorado-Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates, a general partnership of which Donald Carano is a general partner (the "CSY Lease"). The CSY Lease expires on June 30, 2027. Annual rent is equal to the greater of (1) $0.4 million or (2) an amount based on a decreasing percentage of the Eldorado's gross gaming revenues ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75.0 million. Rent pursuant to the CSY Lease amounted to approximately $0.6 million in each of the years ended December 31, 2015, 2014 and 2013. On May 30, 2011, Eldorado and C. S. & Y. Associates entered into a fourth amendment to the CSY Lease. C. S. & Y. Associates agreed to execute and deliver the deeds of trust encumbering the approximately 30,000 square feet leased from C. S. & Y. Associates on which a portion of Eldorado-Reno is located as security for the Senior Secured Notes and the Secured Credit Facility. In exchange for this subordination, a fee of $0.1 million will be paid annually during the term of the indenture relating to the Senior Secured Notes. In each of the years 2015, 2014 and 2013, Eldorado paid $0.1 million to C. S. & Y. Associates for this subordination. As a result of ERI's July 2015 refinancing, the subordination was subsequently eliminated.
For the period beginning January 1, 2015 to April 15, 2016, members of the Carano family who are related to Gary L. Carano, Anthony L. Carano and Donald L. Carano and a member of Robert M. Jones' family were paid compensation in connection with their positions at Eldorado Reno and ERI as follows:

Name	Relationship	Position	Entity	Compensation including Perquisites (3)	2015 RSUs(4)	2016 RSUs(5)	Total
Gene Carano	Brother of Gary L. Carano and son of Donald L. Carano	Senior Vice President of Regional Operations	Company	$682,972	$144,918	$200,000	$1,027,890
Gregg Carano	Brother of Gary L. Carano and son of Donald L. Carano	Senior Vice President Food and Beverage	Company	$652,074	$144,918	$187,500	$984,492
Rhonda Carano	Wife of Donald L. Carano	Senior Vice President of Design and Development(1)	Company	$389,646	$72,460	$75,000	$537,106
Cindy Carano	Sister of Gary L. Carano and daughter of Donald L. Carano	Executive Director of Hotel Operations	Silver Legacy and Eldorado Reno	$308,179	$—	$—	$308,179
Glenn Carano	Brother of Gary L. Carano and son of Donald L. Carano	General Manager(2)	Silver Legacy and Eldorado Reno	$306,673	$—	$194,000	$500,673
Josh Jones	Son of Robert M. Jones	Senior Financial Analyst	Company	$194,233	$25,000	$45,000	$264,233

(1)Rhonda Carano was previously the Senior Vice President of Creative and Brand Strategies until her position changed effective 2016.
(2)Glenn T. Carano was the General Manager of Silver Legacy and received $339,500 in compensation from the Silver Legacy from January 1, 2015 to November 23, 2015. As a result of the Circus Reno/Silver Legacy Purchase, which was consummated on November 24, 2015, Mr. Glenn Carano was also named General Manager of Eldorado Reno and became an employee of ERI.
(3)Includes base salary, bonus and perquisites comprised of 401(k) match, company paid memberships and life insurance premiums.
(4)Represents performance and time-based RSUs granted January 23, 2015 at $4.03 per share at 100% target.
(5)Represents performance and time-based RSUs granted January 22, 2016 at $10.74 per share at 100% target.

  Beginning in December 2015 through April 15, 2016, Gregg Carano had the use of a residence rented by ERI in Columbus, Ohio which averages rent of approximately $2,300 a month.
        In conjunction with the Circus Reno/Silver Legacy Purchase, Eldorado consummated the acquisition of the other 50% membership interest in the Silver Legacy Joint Venture owned by Galleon, Inc. and also exercised its right to acquire the 3.8% interest in ELLC held by certain affiliates of ERI. As a result of these transactions, ELLC and Silver Legacy both became indirect wholly owned subsidiaries of ERI. As consideration for the non-controlling interest, ERI issued 373,135 shares of common stock. ERI valued the shares at the market price on the day the shares were issued to the non-controlling interest holders. The value of the total consideration paid was $3.6 million.
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
Mesquite
The following summarizes the related party transactions of our investee, Mesquite.
Mesquite Travel Center – FC C-Store LLC, (the “Travel Center”) is partly owned by Anthony Toti ("Mr. Toti"), Mesquite's Chief Executive Officer, and by Robert R. Black, Sr. (“Mr. Black”), Mesquite's former Chief Operating Officer and part owner of Mesquite until December 18, 2014. Mr. Toti sold his ownership in the Travel Center effective March 27, 2015. Mesquite obtains gasoline for department vehicles from the Travel Center. For the period from January 1, 2015 through March 27, 2015, and for the years ended December 31, 2014 and 2013, the Travel Center charged Mesquite approximately $9,000, $45,000 and $42,000, respectively.
Mesquite provided management and other services to Grand Destinations Vacation Club ("GDVC"), Peppermill Palms Property Owners ("PPPOA"), and CasaBlanca Vacation Club ("CBVC"), three related parties that manage and operate the home owners associations of the vacation intervals at the Mesquite properties. The consolidated balance sheets of Mesquite, included in Note 4 to the Notes to Consolidated Financial Statements in Item 15 of this report, contain receivables of approximately $5,600, $4,136 and $875 as of December 31, 2015, and payables of approximately $69,769, $4,166 and $7,640 as of December 31, 2014 for GDVC, PPPOA, and CBVC, respectively.
On August 22, 2013, Mesquite refinanced its debt, of which $35 million was refinanced by related parties of Mesquite's officers and equity owners. $10.5 million was loaned to Mesquite by entities managed by the managing member of a 35% equity owner. $10.5 million was loaned to Mesquite by the father of Mesquite's Chief Executive Officer and 25% equity owner of Mesquite. $14 million was loaned to Mesquite by NGA Blocker LLC, a subsidiary of the Company. For a description of the terms of the loan, see Note 6 of the Notes to Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The following table sets forth fees billed to the Company for the fiscal years ended February 29, 2016 and February 28, 2015 by the Company’s registered public accounting firm, Piercy, Bowler, Taylor & Kern, Certified Public Accountants and Business Advisors, a Professional Corporation (“PBTK”).

	Year Ended
	February 29, 2016	February 28, 2015
Audit Fees (1)	$63,000	$102,476
All Other Fees	—	—
	$63,000	$102,476

(1)
Audit Fees. This category includes fees and expenses billed by PBTK for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s filings with the Securities and Exchange Commission, including its quarterly and annual reports filed pursuant to Section 13 of the Securities Exchange Act of 1934, as amended.

The Board of Managers has established pre-approval policies and procedures pursuant to which the Board of Managers approves the services provided by our principal accounting firm. The services provided to us by our principal accounting firm in 2016 and 2015 were pre-approved by our Board of Managers. Consistent with the Board of Managers’ responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Board of Managers. Requests or applications to provide services that require specific approval by the Board of Managers will be submitted to the Board of Managers by both the independent auditor and Roger A. May, who performs for the Company the services commonly performed by a principal financial officer. Mr. May will immediately report to the Board of Managers any breach of this policy that comes to his attention.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as a part of the report:
(b) Exhibits The exhibits in the accompanying Exhibit Index are incorporated by reference into this Item 15.

NGA HoldCo, LLC and Subsidiaries
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
NGA Holdco LLC
The Woodlands, Texas
We have audited the accompanying consolidated balance sheet of NGA Holdco, LLC and subsidiaries (the “Company”) as of February 29, 2016 and February 28, 2015, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the years then ended (collectively, the Consolidated Financial Statements). These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audit.
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
In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of February 29, 2016 and February 28, 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ PIERCY BOWLER TAYLOR & KERN
Las Vegas, Nevada
May 31, 2016

NGA HOLDCO, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

	2016	2015
ASSETS
Current Assets:
Cash	$770,927	$4,306,170
Marketable securities, Eldorado Resorts, Inc.	35,584,769	—
Note receivable, Newport Funds	4,900,000	—
Income tax receivable	91,080	—
	41,346,776	4,306,170
Other Assets:
Marketable securities, Eldorado Resorts, Inc.	—	18,540,023
Investment in Mesquite	4,618,422	4,282,422
Note receivable, Mesquite	14,000,000	14,000,000
Due from the Newport Funds	—	5,179,772
	$59,965,198	$46,308,387
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities, consisting of accounts payable and accrued expenses	43,276	1,712

Deferred tax liability, non-current	1,253,354	—
Long-term amounts due to the Newport Funds	102,657	3,687,854
	1,399,287	3,689,566
Members’ Equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	57,544,874	57,544,874
Accumulated other comprehensive income (loss)	12,958,031	(5,197,086)
Accumulated deficit, net of accumulated distributions of $6,316,757 in 2016	(11,940,800)	(9,732,773)
	58,565,911	42,618,821
	$59,965,198	$46,308,387
See notes to consolidated financial statements.

NGA HOLDCO, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

	2016	2015
Realized gain on the sale of marketable securities	$2,158,888	$—
Interest Income	1,132,444	1,003,333
Equity in net income of unconsolidated investees	1,236,000	199,613
Professional fees and other expenses	(282,012)	(237,964)
Income before income taxes	4,245,320	964,982
Income tax benefit (expense)	(136,590)	163,241
Net income	4,108,730	1,128,223
Equity in other comprehensive loss of unconsolidated investee	—	(27,058)
Reversal of equity in other comprehensive income of unconsolidated investee previously accounted for using the equity method	—	(274,818)
Unrealized gain (loss) on marketable securities, net of income taxes	20,314,005	(5,197,086)
Comprehensive income (loss)	$24,422,735	$(4,370,739)
See notes to consolidated financial statements.

NGA HOLDCO, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY
FOR THE YEARS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

	Subscribed Class A Unit	Class B Units	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Members’ Equity
Balance, February 28, 2014	$3,806	$57,544,874	$(10,860,996)	$301,876	$46,989,560
Net income	—	—	1,128,223	—	1,128,223
Equity in other comprehensive loss of unconsolidated investee	—	—	—	(27,058)	(27,058)
Reversal of other comprehensive income of prior unconsolidated investee	—	—	—	(274,818)	(274,818)
Other comprehensive loss on marketable securities	—	—	—	(5,197,086)	(5,197,086)
Balance, February 28, 2015	$3,806	$57,544,874	$(9,732,773)	$(5,197,086)	$42,618,821
Net income	—	—	4,108,730	—	4,108,730
Realized gain on the sale of marketable securities	—	—	—	(2,158,888)	(2,158,888)
Other comprehensive income on marketable securities, net of taxes	—	—	—	20,314,005	20,314,005
Distributions of amounts receivable from the Newport Funds	—	—	(5,179,772)	—	(5,179,772)
Distributions of cash	—	—	(1,136,985)	—	(1,136,985)
Balance, February 29, 2016	$3,806	$57,544,874	$(11,940,800)	$12,958,031	$58,565,911
=See notes to consolidated financial statements.

NGA HOLDCO, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

	2016	2015
Operating activities:
Net income	$4,108,730	$1,128,223
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on sale of marketable securities	(2,158,888)	—
Equity in net income of unconsolidated investees	(1,236,000)	(199,613)
Deferred federal income tax benefit	(436,818)
Increase in income tax receivable	(91,080)	—
Increase in accounts payable and accrued expenses	41,564	902
Increase (decrease) in federal tax liability	—	(163,241)
Net cash provided by operating activities	227,508	766,271

Investing activities:
Loan to Newport Funds	(4,900,000)	—
Proceeds from sale of marketable securities	4,959,431	—
Proceeds from sale of investment in Tamarack Crossings, LLC	—	1,350,000
Distributions received from unconsolidated investees	900,000	269,000
Net cash provided by investing activities	959,431	1,619,000

Financing activities:
Proceeds from borrowings, Credit Suisse	4,900,000	—
Repayment of borrowings, Credit Suisse	(4,900,000)	—
Advances received from the Newport Funds	238,578	237,062
Repayment of advances received from the Newport Funds	(3,823,775)	—
Distributions	(1,136,985)	—
Net cash (used in) provided by financing activities	(4,722,182)	237,062

Net (decrease) increase in cash	(3,535,243)	2,622,333

Cash, beginning of period	4,306,170	1,683,837

Cash, end of period	$770,927	$4,306,170

Non-cash investing activity:

Distribution to members of amounts due from the Newport Funds	$5,179,772	$—

Distribution received from Eldorado consisting of an interest in Tamarack Crossing, LLC	$—	$1,350,000
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
The Company has had no revenue generating business since inception. The Company's operations consist primarily of gaming industry related investments including its holding, through AcquisitionCo, of a 40% equity interest in Mesquite Gaming LLC, a Nevada limited liability company (“Mesquite”), a loan to Mesquite, and ownership as of the end of the fiscal year ended February 29, 2016 of 3,554,922 publicly traded shares of Eldorado Resorts, Inc. ("ERI," formerly known as Eclair Holdings Company) common stock, $0.00001 par value, representing an approximate 7.6% ownership interest in ERI (the "ERI shares"). 4,030,440 ERI shares were acquired September 19, 2014, upon consummation of a merger between MTR Gaming, Inc. ("MTR") and Eldorado Holdco, LLC ("Eldorado"), a previously unconsolidated investee of the Company in which the Company held an approximate 17.0359% equity interest (the "ERI Merger"). During the period from January 26, 2016 through March 29, 2016, the Company liquidated its ownership interest in ERI through sales in multiple open market transactions of a total of 4,030,440 shares of ERI's common stock representing at December 31, 2015 (based on the public reports of ERI) approximately 8.6% of such shares issued and outstanding. The transactions resulted in a realized gain of approximately $17.7 million, $2.2 million of which had been recognized as of February 29,2016.
ERI currently owns and operates (1) three casino resorts located in Reno, Nevada, the Eldorado Hotel & Casino, the Silver Legacy Resort Casino, and the Circus Circus Reno, (2) the Eldorado Resort Casino Shreveport located in Shreveport, Louisiana, (3) Scioto Downs Racino located in Columbus, OH, (4) Mountaineer Casino Racetrack & Resort located in Chester, WV, and (5) Presque Isle Downs & Casino located in Erie, PA. Combined, the seven properties contain approximately 4,900 hotel rooms, 300 table games, 45 restaurants and 10,300 slot machines and video lottery terminals.
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
The Company's 40% Mesquite Interest was acquired August 1, 2011 (the “Mesquite Acquisition”), in exchange for $8,222,222 in cash, of which $7,222,222 and $1,000,000 were contributed to the Company by NGOF and Newport Global Credit Fund (“NGCF”), respectively. Mesquite is engaged in the casino resort industry in Mesquite, Nevada through wholly owned subsidiaries that own and operate the CasaBlanca Resort/Golf/Spa, the Virgin River Hotel/Casino/Bingo, two championship golf courses, a full-service spa, a bowling center, restaurants, and banquet and conference facilities. Mesquite also owns real estate on which another hotel & casino was located prior to its demolition in 2013.
The Company has no current plans to acquire any equity interest in another entity.
Formed in 2005, Newport is a Texas-based investment management firm focused on alternative fixed income strategies. The firm concentrates primarily on the stressed and distressed opportunities within the high yield debt and bank loan markets, but may also include the acquisition and disposition of other types of corporate securities and claims. Newport has 9 employees, with its primary office in The Woodlands, TX. Newport’s principals include Timothy T. Janszen, CEO, Ryan Langdon, Senior Managing Director, and Roger A. May, Senior Managing Director. Collectively, the principals have over 40 years of experience investing in the high yield and distressed debt markets. Newport is registered with the Securities and Exchange Commission (the "Commission") as an investment adviser under the Investment Advisers Act of 1940, as amended. Newport is investment manager of NGOF, NGCF and Newport Global Opportunities Fund I-A LP, a Delaware limited partnership ("NGOF I-A") which purchased NGOF's ownership interest in NGA No VoteCo, LLC, a Nevada limited liability company ("InvestCo") on January 7, 2016. As the change in ownership had no effect on the Company's operations, the term "Newport Funds" will be used here to describe NGCF and NGOF collectively prior to January 7, 2016 and NGCF and NGOF I-A collectively subsequent to January 7, 2016. The Newport Funds, which began investing in 2006, are private investment funds that seek attractive long-term risk adjusted returns by capitalizing on investments in the distressed debt markets and possibly control-oriented investments.
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
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Accounting and Presentation
The Company prepares its consolidated financial statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements of the Company include the accounts of NGA and its two wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The Company's investment in Mesquite is accounted for using the equity method of accounting as was its investment in Eldorado until the ERI Merger on September 19, 2014. Commencing September 19, 2014, the ERI shares received in the ERI Merger are classified, and accounted for, as available-for-sale marketable securities and are carried at estimated fair value based on trading activity (Level 1 inputs as defined by GAAP). Realized gains on the ERI shares are included in net income, while unrealized gains and losses are included in the Company's consolidated statements of operations as a component of other comprehensive income. The Company recognizes equity in the net income (loss) and other comprehensive income (loss) of its unconsolidated investees accounted for using the equity method on a calendar year basis. For example, the Company’s net income for the year ended February 29, 2016 includes equity in the net income of Mesquite for the year ended December 31, 2015. Accordingly, except for the ERI shares and otherwise as required by GAAP and disclosed herein, the Company measures all of its assets and liabilities on the historical cost basis.
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

Use of estimates
Timely preparation of financial statements in accordance with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. Management estimates that the Company will eventually sell its investments following an expected economic recovery at a price sufficient to realize the carrying value of the Company’s assets. Such estimate related to Mesquite is subject to material variation over the next year.
Income Taxes
The Company records estimated penalties and interest, if any, related to income tax matters, including uncertain tax positions, if any, as a component of income tax expense (Note 7). At least annually, management evaluates positions taken (or to be taken) on tax returns that remain subject to examination by federal and state authorities (i.e., tax years 2012 and thereafter) to determine if there are “uncertain tax positions” as defined by GAAP.
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
VoteCo is owned by Timothy T. Janszen and Ryan L. Langdon, each of whom owns a 42.85% interest, and Roger A. May, who owns a 14.3% interest. Messrs. Janszen, Langdon and May collectively are referred to as the “VoteCo Equityholders." On January 7, 2016, NGOF sold its ownership interest in InvestCo to Newport Global Opportunities Fund I-A LP, a Delaware limited partnership managed by Newport ("NGOF I-A"). Subsequently, InvestCo is owned by NGOF I-A and NGCF, which collectively hold all of InvestCo’s issued and outstanding voting securities.
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
4. Marketable Securities, Eldorado Resorts, Inc.
Effective September 19, 2014, as a result of the ERI Merger, the Company’s previous 17.0359% equity interest in Eldorado was converted into 4,030,440 shares (including post-closing adjustments) of ERI common stock, $0.00001 par value, representing approximately 8.6% of such shares then outstanding. Upon conversion, the fair market value of the ERI shares, based on then current trading activity, was approximately $7.1 million less than the carrying value of the Eldorado Interest prior to the ERI Merger, resulting in a write down of the Company's investment and a charge to other comprehensive loss. Subsequently through February 29, 2016, additional adjustments to carrying value of the ERI shares based on trading activity resulted in an unrealized holding gain of approximately 21.3 million. During the period from January 26, 2016 through March 29, 2016, the Company liquidated its ownership interest in ERI through sales in multiple open market transactions. The transactions resulted in a realized gain of $17.7 million, including $2.2 million during the year ended February 29, 2016.
The original cost of the Company’s investment in Eldorado in December14, 2007 (prior to subsequent impairment charges and the recording of equity in the earnings (losses) of the investee through September 18, 2014) was approximately $38 million, the then quoted market price of debt and equity securities exchanged for the interest in Eldorado.
The Company did not record any impairment related to its equity method investment in Eldorado during the years ended February 29, 2016 and February 28, 2015.
The ERI Merger was accounted for as a reverse acquisition in which Eldorado was the acquirer for accounting purposes. The following tables present condensed financial information of ERI and Eldorado as of December 31, 2015 and 2014, respectively, and for the years then ended (in thousands). Management notes that comparability between the two periods is affected by the exclusion of MTR prior to September 19, 2014.

	2015	2014
Balance Sheets
Current assets	$116,179	$117,493
Restricted cash	—	2,500
Investment in and advances to unconsolidated affiliate	1,286	14,009
Property and equipment, net	625,416	456,139
Other assets, net	582,127	581,418
Total assets	$1,325,008	$1,171,559

Current liabilities	$105,710	$91,844
Other liabilities	948,631	928,093
Members' equity	270,667	151,622
Total liabilities and members' equity	$1,325,008	$1,171,559

	2015	2014
Statements of Operations
Net operating revenues	$719,784	$361,823
Operating income	$72,516	$17,555
Net income (loss)	$114,183	$(14,425)
Other comprehensive loss	$(75)	$(1,685)
Comprehensive income (loss)	$114,108	$(16,110)

The following tables present condensed financial information of the Silver Legacy Joint Venture as of December 31, 2014 and for the period from January 1, 2015 through November 23, 2015 when it became wholly owned by ERI (in thousands).

December 31, 2014
Balance Sheets
Current assets	$30,563
Property and equipment, net	190,592
Other assets, net	6,412
Total assets	$227,567

Current liabilities	$18,707
Other liabilities	89,322
Partners' equity	119,538
Total liabilities and partners' equity	$227,567

	Period from January 1, 2015 through November 23, 2015	For the year ended December 31, 2014
Statements of Operations
Net operating revenues	$117,029	$127,095
Operating income	$26,241	$15,009
Net income	$7,195	$5,402
Other comprehensive loss - minimum pension liability adjustment	$—	$(3,544)
Comprehensive income	$7,195	$1,858
5. Investment in Mesquite
Changes in the Company’s investment in Mesquite during 2016 and 2015 are as follows:

	2016	2015
Balance, beginning of year	$4,282,422	$4,244,222
Distributions received	(900,000)	(269,000)
Equity in net income of Mesquite	1,236,000	307,200
Balance, end of year	$4,618,422	$4,282,422
The Company did not record any impairment related to its equity method investment in Mesquite during 2016 and 2015.
The following tables present condensed financial information of Mesquite as of December 31, 2015 and 2014 and for the years then ended (in thousands).

	2015	2014
Balance Sheets
Current assets	$16,521	$14,504
Property and equipment, net	55,554	55,822
Other assets, net	3,031	4,889
Total assets	$75,106	$75,215

Current liabilities	$16,387	$12,048
Other liabilities	49,228	54,766
Members' equity	9,491	8,401
Total liabilities and members' equity	$75,106	$75,215

	2015	2014
Statements of Operations
Net operating revenues	$98,113	$94,892
Operating income	$7,307	$4,776
Net income	$3,090	$768
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
7. Transactions with the Newport Funds
On January 26, 2016, the Company, through AcquisitionCo, made a loan to NGOF I-A. The loan was in the principal amount of $4.9 million. The principal amount of the loan was due and payable 180 days following the date of the loan. Interest on the unpaid principal amount outstanding from time to time was payable at a rate of 5% per annum. NGOF I-A could have, without premium or penalty, prepaid all or any portion of the outstanding principal balance, provided the prepayment was accompanied by payment of the accrued interest on the amount of principal prepaid, calculated to the date of the prepayment. The promissory note evidencing the loan, which could not have been assigned or transferred by the Company without the prior written consent of NGOF I-A, contained customary default provisions. AcquisitionCo funded the loan by simultaneously borrowing $4.9 million from Credit Suisse, which the Company repaid on February 5, 2016 with proceeds from the sale of marketable securities. On April 1, 2016, the Company and the Newport Funds agreed to distribute the $4.9 million note receivable to the Company's members.
In 2007, NGOF received on behalf of (but did not remit to) the Company $5,118,172 of interest and $61,600 of preferred dividends related to investments of the Company which are reflected in the accompanying balance sheets as due from the Newport Funds. In connection with the January 7, 2016 sale by NGOF of its InvestCo ownership interest to NGOF I-A, the $5,179,792 due from the Newport Funds was reclassified as a distribution to NGOF.
At February 29, 2016 and February 28, 2015, the Company owed $0.1 million and $3.7 million, respectively, to the Newport Funds for expenses paid on the Company’s behalf since inception of the Company. In connection with the sale by NGOF to NGOF I-A of its InvestCo ownership interest, the Company repaid approximately $3.8 million to NGOF. The Newport Funds have agreed to waive demand of payment of the amounts advanced to the Company through March 1, 2018, and, accordingly, the liability is also reflected as long-term.
8. Income Taxes
Blocker, a wholly owned subsidiary, has elected to be taxed as a corporation. Accordingly, equity in the flow-through earnings of Mesquite is taxed to Blocker. NGA incurs certain other costs, primarily associated with being a public company, including professional and other fees, which, for tax purposes, flow through to its members.

A summary of the provision (benefit) for income taxes, all federal, is as follows:

	2016	2015
Current	$573,408	$163,241
Deferred	(436,818)	—
	$136,590	$163,241

A reconciliation between the Company’s effective tax rate and the statutory tax rate for the years ended February 29, 2016 and February 28, 2015 follows:

	2016		2015
	Total	Percent	Total	Percent
Statutory federal rate	$1,443,409	34.00%	$337,744	35.00%
Amount not subject to corporate income taxes	(285,024)	(6.71)%	(260,993)	(27.05)%
Permanent items	2,450	0.06%	—	—%
Pass-through tax credits	(46,324)	(1.09)%	(436,360)	(45.22)%
Adjustments to estimated taxable income of equity method investee	114,487	2.70%	(612,548)	(63.48)%
Change in valuation allowance	(1,092,408)	(25.73)%	808,916	83.83%
Tax expense (benefit) at effective rate	$136,590	3.23%	$(163,241)	(16.92)%
In assessing the realizability of the deferred tax assets, management considers whether future taxable income will be sufficient during the periods in which those temporary differences reverse. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. During the fourth quarter of 2016, once the ERI stock was no longer trading restricted, the Company decided to sell its entire investment in the ERI stock and completed the liquidation before these financial statements were available for issuance. With these sales and the utilization of net operating losses and income tax credit carryforwards, management determined that it was more likely than not that the remaining deferred tax assets would be fully realized. Accordingly, the full valuation allowance that was recorded as of February 28, 2015 has been reversed and no valuation allowance has been recorded as of February 29, 2016.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used to determine taxable income for income tax reporting purposes. The following table presents the significant components of the non-current deferred tax assets (liabilities) of the Company and its consolidated subsidiaries related to its investments in Eldorado and Mesquite as of February 29, 2016 and 2015.

	2016	2015
Tax credit carryforwards	$—	$436,360
Basis difference for marketable securities	(2,223,053)	5,057,227
Basis difference in equity method investee	817,108	875,819
Acquisition costs	152,591	157,079
Contributions limitation and carryforward	—	106,029
Net operating loss carryforward	—	191,562
Subtotal	(1,253,354)	6,824,076
Less: valuation allowance	—	(6,824,076)
Net deferred tax liability	$(1,253,354)	$—
9. Financial Instruments
Except for cash and Note Receivable, Newport Funds, the fair value of which equals its carrying value, the only significant financial instruments the Company has are its ERI shares carried at fair value based on trading activity, its investment in Mesquite accounted for using the equity method for which fair value disclosure is not required, and its amounts due to and from the Newport Funds. There is no formal agreement between the Company and the Newport Funds related to the amounts due to the Newport Funds, including no stated right of offset, repayment terms, and interest rate or method. Accordingly, it is not practical to estimate the fair value of such financial instruments.

10. Subsequent Events
Sale of ERI stock
Subsequent to February 29, 2016, the Company sold its remaining interest in ERI, consisting of 3,554,922 shares of its common stock, and realized a gain of approximately $15.5 million.  The aggregate sales price of the shares was approximately $41.4 million.  See Note 4 for additional discussion related to the Company's sale of its ERI common stock.
Distributions of note receivable
Subsequent to February 29, 2016, the Company distributed to the Newport Funds its $4.9 million note receivable from the Newport Funds.
Nevada Gaming Regulations
The Company is registered with the United States Securities and Exchange Commission (SEC) and is required by Nevada Gaming Regulations to comply with the SEC's periodic reporting requirements.  Recently, the Nevada Gaming Regulations were amended to allow for possible exemption from such requirements.  Subsequent to February 29, 2016, the Company requested a hearing with the Nevada regulators to determine whether the Company qualifies for the exemption.  If it is determined during the hearing, which is scheduled for July 2016, that the Company qualifies for the exemption, the Company intends to discontinue the filing of periodic reports with the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGA HOLDCO, LLC

Date: May 31, 2016	By:	/s/ Timothy T. Janszen
	Name:	Timothy T. Janszen
	Title:	Operating Manager
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy T. Janszen	Operating Manager and Principal Executive	May 31, 2016
Timothy T. Janszen	Officer (Principal Executive Officer)

/s/ Roger A. May	Manager, Principal Financial Officer and	May 31, 2016
Roger A. May	Principal Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Ryan Langdon	Manager	May 31, 2016
Ryan Langdon

Exhibit Index

Exhibit No.	Description

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

101
The following financial statements from NGA Holdco, LLC Annual Report on Form 10-K for the year ended February 29, 2016, filed with the Securities and Exchange Commission on May 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at February 29, 2016 and February 28, 2015, (ii) the Consolidated Statements of Operations for the years ended February 29, 2016, and February 28, 2015, (iii) the Consolidated Statement of Changes in Members’ Equity for the years ended February 29, 2016 and February 28, 2015, (iv) the Consolidated Statements of Cash Flows for the years ended February 29, 2016 and February 28, 2015, and (v) the Notes to Consolidated Financial Statements.