Form 10-K/A
period 2016-02-29
NGA Holdco, LLC
filed 2016-11-30
CIK 1405621

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
DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note
NGA HoldCo, LLC, a Nevada limited liability company ("NGA," and collectively with its two wholly-owned subsidiaries, NGA Blocker, LLC, a Nevada limited liability company [“Blocker”], and AcquisitionCo, LLC, a Nevada limited liability company owned indirectly through Blocker [“AcquisitionCo”], the "Company”), is filing this Amendment No. 1 (this "amendment") to its annual report on Form 10-K for the year ended February 29, 2016, originally filed on May 31, 2016, to reflect the restatement of its consolidated financial statements as of and for the year ended February 29, 2016. As more fully explained in Note 10 to the Consolidated Financial Statements, income tax benefits associated with other comprehensive income has been reduced by approximately $3.4 million and income tax benefits associated with operations has been increased by a like amount, with no effect on total comprehensive income and total members' equity.
Items 7, 8 and 9A of Part II and Item 15 of Part IV of the Form 10-K amended hereby, which are amended and restated in their entirety, are the only portions of the Form 10-K being supplemented or amended by this amendment. Additionally, in connection with the filing of this amendment, and pursuant to rules of the Securities and Exchange Commission (“SEC”), the Company is including new certifications in Exhibits 31.1, 31.2, 32.1 and 32.2 and new financial statements in Exhibit 101 formatted in XBRL. This amendment does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Form 10-K. Accordingly, this amendment should be read in conjunction with the Company’s filings with the SEC subsequent to the original filing of the Form 10-K amended hereby, including any amendments to those filings, as information in such filings may update or supersede certain information contained in those filings as well as information in this amendment and/or the Form 10-K amended hereby.

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
Operational highlights for Mesquite for its fiscal year ended December 31, 2015 included net operating revenues of approximately $98.1 million and operating expenses of approximately $90.8 million, compared with $94.9 million and $90.1 million for the year ended December 31, 2014. Interest expense during 2015 was approximately $4.2 million and net income was approximately $3.1 million, compared with interest expense of approximately $3.8 million and net income of approximately $0.8 million for the year ended December 31, 2014. The increase in net income of approximately $2.3 million was due primarily to a $3.2 million increase in net operating revenues partially offset by $0.7 million and $0.2 million increases in operating expenses and interest expense, respectively.
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
The Company's expenses of $0.3 million for the year ended February 29, 2016 were approximately $45,000 higher than those for the year ended February 28, 2015, and net income for the year ended February 29, 2016 increased approximately $6.4 million primarily due to the $2.2 million realized gain on the sale of marketable securities and the $4 million increase in the deferred tax benefit. Equity in the net income of unconsolidated investees increased approximately $1.0 million, while income tax benefits increased approximately $3.1 million.
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
Reference is made to the restated financial statements included on pages F-1 through F-14 of this amendment, which financial statements are incorporated herein by this reference.
ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was performed by management, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation including consideration of the circumstances that lead to the restatement of our financial statements (Note 10 to the Consolidated Financial Statements), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective as of February 29, 2016.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment including consideration of the circumstances that lead to the restatement of our financial statements (Note 10 to the Consolidated Financial Statements), management has concluded that, as of February 29, 2016, the Company’s internal control over financial reporting is effective based on those criteria. With specific regards to the restatement, management believes that the Company’s internal control system related to tax accrual preparation, which includes the retention of independent experts to assist management with such, is appropriately designed to provide reasonable assurance that information contained in the Company’s Consolidated Financial Statements is reliable.
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

NGA HoldCo, LLC and Subsidiaries
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
NGA Holdco LLC
The Woodlands, Texas
We have audited the accompanying consolidated balance sheet of NGA Holdco, LLC and subsidiaries (the “Company”) as of February 29, 2016 (as restated) and February 28, 2015, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the years then ended (collectively, the Consolidated Financial Statements). These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audit.
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
The Consolidated Financial Statements as of and for the year ended February 29, 2016 have been restated as more fully explained in Note 10 to the Consolidated Financial Statements.
In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of February 29, 2016 and February 28, 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ PIERCY BOWLER TAYLOR & KERN
Las Vegas, Nevada
May 31, 2016, except for Note 10 to the Consolidated Financial Statements as to which the date is November 30, 2016.

NGA HOLDCO, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

	2016	2015
ASSETS
Current Assets:
Cash	$770,927	$4,306,170
Marketable securities, Eldorado Resorts, Inc.	35,584,769	—
Note receivable, Newport Funds	4,900,000	—
Income tax receivable	91,080	—
	41,346,776	4,306,170
Other Assets:
Marketable securities, Eldorado Resorts, Inc.	—	18,540,023
Investment in Mesquite	4,618,422	4,282,422
Note receivable, Mesquite	14,000,000	14,000,000
Due from the Newport Funds	—	5,179,772
	$59,965,198	$46,308,387
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities, consisting of accounts payable and accrued expenses	43,276	1,712

Deferred tax liability, non-current	1,253,354	—
Long-term amounts due to the Newport Funds	102,657	3,687,854
	1,399,287	3,689,566
Members’ Equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	57,544,874	57,544,874
Accumulated other comprehensive income (loss) (2016 restated)	9,513,969	(5,197,086)
Accumulated deficit, net of accumulated distributions of $6,316,757 in 2016 (2016 restated)	(8,496,738)	(9,732,773)
	58,565,911	42,618,821
	$59,965,198	$46,308,387
See notes to consolidated financial statements.

NGA HOLDCO, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

	2016	2015
Realized gain on the sale of marketable securities	$2,158,888	$—
Interest income	1,132,444	1,003,333
Equity in net income of unconsolidated investees	1,236,000	199,613
Professional fees and other expenses	(282,012)	(237,964)
Income before income taxes	4,245,320	964,982
Income tax benefit (2016 restated)	3,307,472	163,241
Net income (2016 restated)	7,552,792	1,128,223
Equity in other comprehensive loss of unconsolidated investee	—	(27,058)
Reversal of equity in other comprehensive income of unconsolidated investee previously accounted for using the equity method	—	(274,818)
Unrealized gain (loss) on marketable securities, net of income taxes	16,869,943	(5,197,086)
Comprehensive income (loss)	$24,422,735	$(4,370,739)
See notes to consolidated financial statements.

NGA HOLDCO, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY
FOR THE YEARS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

	Subscribed Class A Unit	Class B Units	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Members’ Equity
Balance, February 28, 2014	$3,806	$57,544,874	$(10,860,996)	$301,876	$46,989,560
Net income	—	—	1,128,223	—	1,128,223
Equity in other comprehensive loss of unconsolidated investee	—	—	—	(27,058)	(27,058)
Reversal of other comprehensive income of prior unconsolidated investee	—	—	—	(274,818)	(274,818)
Other comprehensive loss on marketable securities	—	—	—	(5,197,086)	(5,197,086)
Balance, February 28, 2015	$3,806	$57,544,874	$(9,732,773)	$(5,197,086)	$42,618,821
Net income (restated)	—	—	7,552,792	—	7,552,792
Realized gain on the sale of marketable securities	—	—	—	(2,158,888)	(2,158,888)
Other comprehensive income on marketable securities, net of taxes (restated)	—	—	—	16,869,943	16,869,943
Distributions of amounts receivable from the Newport Funds	—	—	(5,179,772)	—	(5,179,772)
Distributions of cash	—	—	(1,136,985)	—	(1,136,985)
Balance, February 29, 2016	$3,806	$57,544,874	$(8,496,738)	$9,513,969	$58,565,911
=See notes to consolidated financial statements.

NGA HOLDCO, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

	2016	2015
Operating activities:
Net income (2016 restated)	$7,552,792	$1,128,223
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on sale of marketable securities	(2,158,888)	—
Equity in net income of unconsolidated investees	(1,236,000)	(199,613)
Deferred federal income tax benefit (2016 restated)	(3,880,880)
Increase in income tax receivable	(91,080)	—
Increase in accounts payable and accrued expenses	41,564	902
Decrease in federal tax liability	—	(163,241)
Net cash provided by operating activities	227,508	766,271

Investing activities:
Loan to Newport Funds	(4,900,000)	—
Proceeds from sale of marketable securities	4,959,431	—
Proceeds from sale of investment in Tamarack Crossings, LLC	—	1,350,000
Distributions received from unconsolidated investees	900,000	269,000
Net cash provided by investing activities	959,431	1,619,000

Financing activities:
Proceeds from borrowings, Credit Suisse	4,900,000	—
Repayment of borrowings, Credit Suisse	(4,900,000)	—
Advances received from the Newport Funds	238,578	237,062
Repayment of advances received from the Newport Funds	(3,823,775)	—
Distributions	(1,136,985)	—
Net cash (used in) provided by financing activities	(4,722,182)	237,062

Net (decrease) increase in cash	(3,535,243)	2,622,333

Cash, beginning of period	4,306,170	1,683,837

Cash, end of period	$770,927	$4,306,170

Non-cash investing activity:

Distribution to members of amounts due from the Newport Funds	$5,179,772	$—

Distribution received from Eldorado consisting of an interest in Tamarack Crossing, LLC	$—	$1,350,000
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

A summary of the provision (benefit) for income taxes, all federal, is as follows:

	2016	2015
Current	$573,408	$(163,241)
Deferred (2016 restated)	(3,880,880)	—
	$(3,307,472)	$(163,241)

A reconciliation between the Company’s effective tax rate and the statutory tax rate for the years ended February 29, 2016 and February 28, 2015 follows:

	2016		2015
	Total	Percent	Total	Percent
Statutory federal rate	$1,443,409	34.00%	$337,744	35.00%
Amount not subject to corporate income taxes	(285,024)	(6.71)%	(260,993)	(27.05)%
Permanent items	2,450	0.06%	—	—%
Pass-through tax credits	(46,324)	(1.09)%	(436,360)	(45.22)%
Adjustments to estimated taxable income of equity method investee	114,487	2.70%	(612,548)	(63.48)%
Change in valuation allowance (2016 restated)	(4,536,470)	(106.86)%	808,916	83.83%
Tax expense (benefit) at effective rate (2016 restated)	$(3,307,472)	(77.90)%	$(163,241)	(16.92)%
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

	2016	2015
Tax credit carryforwards	$—	$436,360
Basis difference for marketable securities (2016 restated)	(1,923,740)	5,057,227
Basis difference in equity method investee (2016 restated)	517,795	875,819
Acquisition costs	152,591	157,079
Contributions limitation and carryforward	—	106,029
Net operating loss carryforward	—	191,562
Subtotal	(1,253,354)	6,824,076
Less: valuation allowance	—	(6,824,076)
Net deferred tax liability	$(1,253,354)	$—
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
Nevada Gaming Regulations
The Company was previously required by Nevada gaming regulations to comply with the periodic reporting requirements of the United States Securities and Exchange Commission (the "SEC"). Subsequent to February 29, 2016, Nevada gaming regulations were amended to allow for possible exemption from the SEC reporting requirement. The Company requested and was granted a hearing with the Nevada gaming regulators to determine whether the Company did qualify for the exemption.  It was determined during a July 2016 hearing that the Company did qualify for the exemption and subsequently, on October 11, 2016, the Company filed a Form 15 with the SEC to terminate its registration with the SEC and thus its SEC periodic reporting requirements, other than any unfulfilled reporting obligation that became due on or before the date the Form 15 was filed. Accordingly, and, notwithstanding its filing of the Form 15, the Company will be filing a report on Form 10-Q for the quarterly period ended May 31, 2016, which was delayed pending the filing of this amendment to the Company's Form 10-K for the year ended February 29, 2016.
Restatement of Financial Statements
Subsequent to February 29, 2016, it was determined that the Company’s tax provision for 2016 was misstated. The misstatement related solely to the fourth quarter of 2016 and involved income tax benefits arising from the reversal of valuation allowances that had been misallocated between income tax benefits associated with operations versus other comprehensive income. The restatement increased income tax benefit associated with operations and net income by $3,444,062 and decreased income tax benefits associated with the unrealized gain on marketable securities, net of income taxes, with no effect on total comprehensive income or total member’s equity. Accordingly, accumulated deficit was also decreased by $3,444,062 and accumulated other comprehensive income was decreased by a like amount

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NGA HOLDCO, LLC

Date: November 30, 2016	By:	/s/ Timothy T. Janszen
	Name:	Timothy T. Janszen
	Title:	Operating Manager
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy T. Janszen	Operating Manager and Principal Executive	November 30, 2016
Timothy T. Janszen	Officer (Principal Executive Officer)

/s/ Roger A. May	Manager, Principal Financial Officer and	November 30, 2016
Roger A. May	Principal Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Ryan Langdon	Manager	November 30, 2016
Ryan Langdon

Exhibit Index

Exhibit No.	Description

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

14.1	Code of Ethics of NGA HoldCo, LLC (Incorporated by reference to Exhibit No. 14.1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 – SEC File No. 000-52734)

21.1	Subsidiaries of NGA HoldCo LLC (Incorporated by reference to Exhibit No. 21.1 to the Company’s registration statement on Form 10-SB filed with the SEC on July 20, 2007 – SEC File No. 000-52734)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1*	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2*	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description

101*
The following financial statements from NGA Holdco, LLC Annual Report on Form 10-K/A for the year ended February 29, 2016, filed with the Securities and Exchange Commission on November 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at February 29, 2016 and February 28, 2015, (ii) the Consolidated Statements of Operations for the years ended February 29, 2016, and February 28, 2015, (iii) the Consolidated Statement of Changes in Members’ Equity for the years ended February 29, 2016 and February 28, 2015, (iv) the Consolidated Statements of Cash Flows for the years ended February 29, 2016 and February 28, 2015, and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.