Form 10-Q
period 2016-05-31
NGA Holdco, LLC
filed 2017-01-05
CIK 1405621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2016
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

NGA HOLDCO, LLC
FORM 10-Q

Forward-Looking Statements
In addition to historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Notes to Consolidated Financial Statements of NGA Holdco, LLC included in Part I, Item 1 of this report. When used in this report, the words “expects,” “intends,” “anticipates,” “should,” “believes,” “will,” “plans,” “estimates,” “may,” “seeks,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements in this report after the date hereof. You should carefully review the information in this Form10-Q and the previously filed Form 10-K/A for the year ended February 29, 2016, and the information included from time to time in any future reports we file with the Securities and Exchange Commission.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
NGA HOLDCO, LLC
CONSOLIDATED BALANCE SHEETS

	May 31, 2016	February 29, 2016

ASSETS
Current assets:
Cash	$1,406,785	$770,927
Marketable securities, Eldorado Resorts, Inc.	—	35,584,769
Note receivable, Newport Funds	—	4,900,000
Income tax receivable	—	91,080
	1,406,785	41,346,776
Other assets:
Deferred federal tax asset	651,730	—
Investment in Mesquite	6,069,324	4,618,422
Note receivable, Mesquite	14,000,000	14,000,000
Due from the Newport Funds	—	—
	$22,127,839	$59,965,198
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$39,659	$43,276
Income taxes payable	2,659,211	—
	2,698,870	43,276

Deferred federal tax liability, non-current	—	1,253,354
Long-term amounts due to the Newport Funds	168,354	102,657
	2,867,224	1,399,287
Members’ equity:
Class A unit (1 Unit issued and outstanding)	3,806	3,806
Class B units (9,999 Units issued and outstanding)	57,544,874	57,544,874
Accumulated other comprehensive income	—	9,513,969
Accumulated deficit, net of accumulated distributions of $47,724,049 and $6,316,757 as of May 31, 2016 and February 29, 2016, respectively.	(38,288,065)	(8,496,738)
	19,260,615	58,565,911
	$22,127,839	$59,965,198
See notes to consolidated financial statements.

NGA HOLDCO, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	May 31,
	2016	2015
Realized gain on the sale of marketable securities	$15,512,762	$—
Interest income	283,522	273,778
Equity in net income of unconsolidated investee	1,891,200	1,756,800
Professional fees and other expenses	(92,080)	(112,293)
Income before income taxes	17,595,404	1,918,285
Income tax expense	5,979,441	—
Net income	11,615,963	1,918,285
Unrealized gain on available-for-sale securities	—	14,348,366
Comprehensive income	$11,615,963	$16,266,651

See notes to consolidated financial statements.

NGA HOLDCO, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	May 31,
	2016	2015
Operating activities:
Net income	$11,615,963	$1,918,285
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on sale of marketable securities	(15,512,762)	—
Equity in net income of unconsolidated investees	(1,891,200)	(1,756,800)
Decrease in income tax receivable	91,080	—
(Decrease) Increase in accounts payable and accrued expenses	(3,617)	39,397
Decrease in deferred federal tax benefit	3,229,150	—
Increase in federal tax liability	2,659,211	—
Net cash provided by operating activities	187,825	200,882

Investing activities:
Repayment of Loan to Newport Funds (via reclassification to distribution)	4,900,000	—
Proceeds from sale of marketable securities	36,449,329	—
Distributions received from equity investment in Mesquite	440,298	400,000
Net cash provided by investing activities	41,789,627	400,000

Financing activities:
Advances received from the Newport Funds	65,698	72,896
Distributions	(41,407,292)	—
Net cash (used in) provided by financing activities	(41,341,594)	72,896

Net increase in cash	635,858	673,778

Cash, beginning of period	770,927	4,306,170

Cash, end of period	$1,406,785	$4,979,948
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
The Company has had no revenue generating business since inception. The Company's operations consist primarily of gaming industry related investments including its holding, through AcquisitionCo, of a 40% equity interest (the “Mesquite Interest”) in Mesquite Gaming LLC, a Nevada limited liability company (“Mesquite”) and a loan to Mesquite. Prior to March 29, 2016, the Company also owned shares of Eldorado Resorts, Inc. ("ERI," formerly known as Eclair Holdings Company) common stock, $0.00001 par value ("ERI Shares"). A total of 4,030,400 ERI Shares were acquired September 19, 2014, upon consummation of a merger between MTR Gaming, Inc. ("MTR") and Eldorado Holdco, LLC ("Eldorado"), a previously unconsolidated investee of the Company in which the Company held an approximate 17.0359% equity interest (the "ERI Merger"). During the period from January 26, 2016 through March 29, 2016, the Company liquidated all of its ownership interest in ERI through sales in multiple open market transactions of all its 4,030,440 ERI Shares.
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
Formed in 2005, Newport is a Texas-based investment management firm focused on alternative fixed income strategies. The firm concentrates primarily on the stressed and distressed opportunities within the high yield debt and bank loan markets, but may also include the acquisition and disposition of other types of corporate securities and claims. Newport has 10 employees, with its primary office in The Woodlands, Texas. Newport’s principals include Timothy T. Janszen, CEO, Ryan Langdon, Senior Managing Director, and Roger A. May, Senior Managing Director. Collectively, the principals have over 40 years of experience investing in the high yield and distressed debt markets. Newport is registered with the Securities and Exchange Commission (the "Commission") as an investment adviser under the Investment Advisers Act of 1940, as amended. Newport is investment manager of NGOF, NGCF and Newport Global Opportunities Fund I-A LP, a Delaware limited partnership ("NGOF I-A") which purchased NGOF's ownership interest in NGA No VoteCo, LLC, a Nevada limited liability company ("InvestCo") on January 7, 2016. The funds managed by Newport are private investment funds which seek attractive long-term risk adjusted returns by capitalizing on investments in the distressed debt markets and possibly control-oriented investments.
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
The Company's investment in Mesquite is accounted for using the equity method of accounting as was its investment in Eldorado until the ERI Merger on September 19, 2014. From September 19, 2014 to the date of their sale, the ERI shares received in the ERI Merger were classified, and accounted for, as available-for-sale marketable securities and were carried at estimated fair value based on trading activity (Level 1 inputs as defined by GAAP). Realized gains on the ERI shares were included in net income, while unrealized gains and losses were included in the Company's consolidated statements of operations as a component of other comprehensive income. The Company recognizes equity in the net income (loss) and other comprehensive income (loss) of its unconsolidated investee accounted for using the equity method on a calendar year basis. For example, the Company’s net income for the year ended February 29, 2016 includes equity in the net income of Mesquite for the year ended December 31, 2015. Accordingly, except for the ERI shares and otherwise as required by GAAP and disclosed herein, the Company measures all of its assets and liabilities on the historical cost basis.
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
Use of estimates
Timely preparation of financial statements in accordance with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. Management estimates that the Company will eventually sell its investment in Mesquite at a price sufficient to realize the carrying value of the Company’s assets which estimates are subject to material variation over the next year.
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
VoteCo is owned by Timothy T. Janszen and Ryan L. Langdon, each of whom owns a 42.85% interest, and Roger A. May, who owns a 14.3% interest. Messrs. Janszen, Langdon and May collectively are referred to as the “VoteCo Equityholders." As mentioned in Note 1 above, NGOF sold its ownership interest in InvestCo to NGOF I-A on January 7, 2016. As a result, InvestCo is owned by NGOF I-A and NGCF, which collectively hold all of InvestCo’s issued and outstanding voting securities. As the change in ownership had no effect on the Company's operations, the term "Newport Funds" is used to describe NGCF and NGOF collectively prior to January 7, 2016 and NGCF and NGOF I-A collectively subsequent to January 7, 2016.
Management
The VoteCo Equityholders, through VoteCo, control all matters of the Company that are subject to the vote of members, including the appointment and removal of managers. Each of the VoteCo Equityholders is a member of the Company’s board of managers, and Mr. Janszen is the Company’s operating manager who has responsibility for the day-to-day management of the Company. The Class B Units issued to InvestCo allow it and its investors to invest in the Company without having any voting power or power to control the operations or affairs of the Company, except as otherwise required by law. If InvestCo and its investors had any of the power to control the operations or affairs of the Company afforded to holders of the Class A Units, they and their respective constituent equityholders would, under gaming regulatory provisions currently applicable to the company, generally be required to be licensed or found suitable under the gaming laws and regulations of the States of Nevada (as well as those of the states of Louisiana, Ohio, West Virginia and Pennsylvania under the gaming laws and regulations of those states then applicable to the Company prior to the liquidation of the Company's investment in ERI).
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
5. Investment in Mesquite
Mesquite is engaged in the hotel casino industry in Mesquite, Nevada through its wholly owned subsidiaries, C & HRV, LLC (doing business as Virgin River Hotel/Casino/Bingo), VRCC, LLC and its wholly owned subsidiaries, 5.47 RBI, LLC and RBG, LLC (doing business as CasaBlanca Resort/Casino/Golf/Spa), and its wholly owned subsidiary, CasaBlanca Resorts, LLC (doing business as the Oasis Resort and Casino prior to the demolition of the Oasis Resort and Casino in 2013) and its wholly owned subsidiaries, Oasis Interval Ownership, LLC, Oasis Interval Management, LLC and Oasis Recreational Properties, Inc.
On August 1, 2011, the Company, through AcquisitionCo, acquired the Mesquite Interest in exchange for $8,222,222 in cash that was contributed to the Company by the Newport Funds in July 2011.
The following table presents unaudited condensed financial information of Mesquite for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net operating revenues	$28,849	$28,294
Operating income (loss)	$5,696	$5,389
Net income (loss)	$4,728	$4,392
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
The Company's participation as a lender under the Credit Agreement was funded utilizing $1 million of cash on hand and a capital contribution from InvestCo in the amount of $13 million, which was provided to InvestCo by NGOF and NGCF in the respective amounts of $11.3 million and $1.7 million.
7. Transactions with the Newport Funds
On January 26, 2016, the Company, through AcquisitionCo, made a loan to NGOF I-A in the principal amount of $4,900,000. AcquisitionCo funded the loan to the NGOF I-A utilizing funds borrowed simultaneously from Credit Suisse in like amount which was fully repaid on February 5, 2016. On April 1, 2016, the Company distributed the proceeds from the sale of ERI shares, net of $4.9 million used to repay the loan from Credit Suisse, and reclassified the $4.9 million loan amount as a distribution to NGOF I-A.
At May 31, 2016 and February 29, 2016, the Company owed $168,354 and $102,657, respectively, to the Newport Funds for expenses paid on the Company’s behalf. The Newport Funds have agreed not to demand repayment through March 1, 2018. Accordingly, the amount of this payable is reflected as a non-current liability at May 31, 2016 and February 29, 2016.
8. Income Taxes
Blocker, a wholly owned subsidiary of NGA, has elected to be taxed as a corporation. Accordingly, equity in the flow-through earnings of Mesquite, realized gains on available-for-sale securities, interest income from the Credit Agreement, and interest expense on intercompany borrowings received from NGA to fund a portion of the Credit Agreement are taxed to Blocker. NGA recognizes interest income on intercompany loans to Blocker and incurs certain costs, primarily associated with being a public company, including professional and other fees, which, for tax purposes, flow through to its members. The Company's deferred tax assets consist primarily of the assets related to the difference in the book and tax basis of the investment in Mesquite. The Company’s effective tax rates for the period presented is the statutory federal rate of 35%.
In assessing the realizability of the deferred tax assets, management considers whether future taxable income will be sufficient during the periods in which those temporary differences reverse. During the fourth quarter of the year ended February 29, 2016, once the ERI stock was no longer restricted, the Company decided to sell its entire investment in the ERI stock and completed the liquidation on March 29, 2016 fully realizing the Company's deferred tax assets for which a 100% valuation allowance had been provided in the prior year period.
9. Financial Instruments
Except for cash (the fair value of which equals its carrying value), the only significant financial instruments the Company has are its investment in Mesquite accounted for using the equity method for which fair value disclosure is not required, and its amounts due to and from the Newport Funds. There is no formal agreement between the Company and the Newport Funds related to the amounts due to the Newport Funds, including no stated right of offset, repayment terms, and interest rate or method. Accordingly, it is not practical to estimate the fair value of such financial instruments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read in conjunction with the consolidated financial statements included in this Quarterly Report and in our Annual Report on Form 10-K/A for the year ended February 29, 2016, as filed with the United States Securities and Exchange Commission ("SEC").
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
The Company’s activities during the period covered by this report consisted solely of holding substantial, non-controlling, equity interests in gaming enterprises and a related loan to one of the enterprises. See Note 3 of the Notes to Consolidated Financial Statements included in this report for information about ownership and management of the Company.
The Company's holdings include a 40% equity interest in Mesquite Gaming LLC (“Mesquite”), a loan to Mesquite, and, prior to January 26, 2016, 4,030,440 shares of common stock of Eldorado Resorts, Inc. (“ERI,” formerly known as Eclair Holdings Company), representing at December 31, 2015 (based on the public reports of ERI) approximately 8.6% of ERI's outstanding common shares. During the period from January 26, 2016 through March 29, 2016, the Company liquidated its ownership interest in ERI through the sale in open market transactions of a total of 4,030,440 shares of ERI's common stock (the "ERI Investment Liquidation"). The transactions resulted in a realized gain of approximately $17.7 million, $2.2 million of which had been recognized as of February 29, 2016. The Company's results of operations subsequent to its liquidation of the ERI shares will differ significantly from those prior to the liquidation.
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
Results of Operations
The Company’s income before income taxes varies as a result of its equity in the earnings of Mesquite and, prior to completion of the ERI Investment Liquidation, realized gains and losses on the ERI shares. Prior to completion of the ERI Investment Liquidation, other comprehensive income varied by unrealized gains and losses on the ERI shares. Historically, Mesquite's results of operations have been highly seasonal with the first two calendar quarters of the year reflecting operating income partially offset by losses during the second half of the year.
Three Months Ended May 31, 2016 Compared to the Three Months Ended May 31, 2015
For the three months ended May 31, 2016, the Company’s equity in the net income of Mesquite was approximately $1.9 million, compared to approximately $1.8 million equity in the net income of Mesquite for the corresponding period of the prior fiscal year. Income taxes during the quarter increased approximately $6.0 million compared to the corresponding period of the prior fiscal year, while professional fees and other expenses incurred by the Company during the quarter were consistent with those incurred during the same period of the prior fiscal year.
Other comprehensive income for the quarter decreased approximately $9,513,969 during the quarter due to the ERI Investment Liquidation.
Operational highlights for Mesquite for the three months ended March 31, 2016 included net revenues of approximately $28.8 million, operating expenses of approximately $23.2 million, and interest expense of approximately $1.0 million. Mesquite's net income for the quarter was approximately $4.7 million, compared with net income of approximately $4.4 million for the corresponding period of 2015. The year over year increase in net income of approximately $0.3 million was due primarily to increases of approximately $0.6 million and $0.2 million in net operating revenues and operating expenses, respectively.
Liquidity and Capital Resources
The Company expects to incur during the remainder of its current fiscal year ending February 28, 2017 approximately $0.1 million in costs associated with the Company’s ownership of its equity interests in Mesquite. All costs incurred are expected to be funded by the Newport Funds. Thus, management believes the Company has access to the resources needed to fund its operations and commitments during the remainder of its current fiscal year. The Company has no current plans to make any additional investments.
Critical Accounting Estimates and Policies
A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K/A for the year ended February 29, 2016. There were no material changes to those policies during the three months ended May 31, 2016.
Recently Issued Accounting Standards
No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our future financial position, results of operations, or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was performed by management, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of May 31, 2016.
Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting. Based on that evaluation, there have been no changes in our internal control over financial reporting during the three months ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

NGA HOLDCO, LLC

Date: January 5, 2017	By:	/S/ TIMOTHY T. JANSZEN
Timothy T. Janszen Operating Manager (Principal Executive Officer)

Date: January 5, 2017	By:	/S/ ROGER A. MAY
Roger A. May Manager (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from NGA Holdco, LLC's Quarterly Report on Form 10-Q for the three months ended May 31, 2016, filed with the Securities and Exchange Commission on January 5, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at May 31, 2016 and February 29, 2016; (ii) the Consolidated Statements of Operations for the three months ended May 31, 2016 and 2015; (iii) the Consolidated Statements of Cash Flows for the three months ended May 31, 2016 and 2015; and (iv) the Notes to Consolidated Financial Statements.